Form 10-K
period 1996-12-31
BOYKIN LODGING CO
filed 1997-03-28
CIK 1015859

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year ended December 31, 1996  Commission file number

                              BOYKIN LODGING COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                               34-1824586
--------------------------------------------          --------------------------------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer Identification No.)
       Incorporation or Organization)

Terminal Tower, Suite 1500, 50 Public Square                             44113
--------------------------------------------          --------------------------------------------
  (Address of Principal Executive Office)                              (Zip Code)

                                          (216) 241-6375
--------------------------------------------------------------------------------------------------
                       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
    ---------------------------------              -------------------------------------
    Common Shares, Without Par Value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 State the aggregate market value of the voting stock held by nonaffiliates of the Registrant:

            $217,669,644 computed based on the closing price of the
                       Common Shares on March 20, 1997.

  The number of Common Shares, without par value, outstanding as of March 20,
                                1997: 9,516,251

                     DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997, into Part III, Items 10, 11, 12, and 13.

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Boykin Lodging Company (the "Company"), an Ohio corporation, was formed in February 1996 to continue and expand the hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the "Boykin Group"). The Company completed its initial public offering (the "Offering") on November 4, 1996 and operates as a self-administered equity REIT. In conjunction with the Offering, the Company contributed approximately $134 million to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximately 84.5% equity interest as the sole general partner of the Partnership and loaned $40 million to the Partnership. The Partnership then acquired nine hotel properties in which the Boykin Group held significant ownership interests.

     The Boykin Group was founded in 1959, and was one of the first franchisees of Marriott Hotels and an early franchisee of Howard Johnson's Hotels. Since its founding, the Boykin Group has developed 13 full-service hotels containing a total of 3,085 rooms and has owned or managed 36 properties containing a total of 6,943 rooms. On December 31, 1996, the Company, through the Partnership, owned nine hotels (the "Initial Hotels") with a total of 2,408 guest rooms. In the first quarter of 1997, the Company acquired two additional hotel properties totaling 294 guest rooms. (These two hotel properties along with the Initial Hotels are collectively referred to as the "Hotels.") In the first quarter of 1997, the Company also acquired a property that will be closed down, renovated and opened in January 1998 as a franchised resort hotel with 205 guest rooms (the "Redevelopment Property"). The Company's primary business strategies are to achieve revenue growth in the Hotels, acquire and lease additional hotel and resort properties in the upscale and moderate markets on an accretive basis, strategically renovate and upgrade properties to maximize performance, and selectively expand and develop additional hotel properties.

     The Company's management has substantial hotel operating, development, acquisition and transactional experience. Robert W. Boykin, President and Chief Executive Officer of the Company, has more than 28 years of experience in the hotel industry, all with the Boykin Group and the Company. Raymond P. Heitland, the Company's Chief Financial Officer, has 27 years of industry experience and tenure with the Boykin Group and the Company. Mark L. Bishop, the Company's Senior Vice President--Acquisitions and Development, has 18 years of industry experience. During the past 10 years, the Company's officers have directly overseen the acquisition, disposition, recapitalization, development and repositioning of approximately $770 million of hotel assets throughout the United States.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     All of the Company's operations are in a single industry segment.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company's primary business objectives are to maximize current returns to shareholders through increases in cash flow available for distribution and to increase long-term total returns to shareholders through appreciation in value of the Common Shares. The Company seeks to achieve these objectives through participation in increased revenues from the Hotels pursuant to the leases (the "Percentage Leases") and by selective acquisition, ownership, redevelopment, repositioning and expansion of additional hotel properties. The Company will seek to continue to invest in properties where the Company's established industry and marketing expertise enable it to improve the acquired hotels' performance.

  Hotel Portfolio

     The Hotels are operated under franchise license agreements with premiere nationally recognized hotel chains, including Marriott(R), Radisson(R), Hilton Inns(R), Holiday Inn(R), Quality Suites(R) and Hampton Inns(R). The Company expects that the Redevelopment Property, which will be closed for renovations beginning approximately April 15, 1997, will be similarly franchised at the time of its planned opening in early 1998. Serving both business and leisure travelers, the Hotels are located in Berkeley, California; Buffalo, New York; Cleveland and Columbus, Ohio; Charlotte and Raleigh, North Carolina; and Ft. Myers and Melbourne, Florida. The Redevelopment Property is in Daytona Beach, Florida. The Hotels include ten full-service hotels and one limited-service hotel, all of which compete in the upscale to moderate price segment of the hospitality market. For the 12 months ended December 31, 1996, the Initial Hotels had an average occupancy rate of 76.0%, an ADR of $89.31 and a REVPAR of $67.87. The Boykin Group developed and has owned and managed seven of the Initial Hotels since their opening.

     The Hotels are leased by the Partnership to Boykin Management Company Limited Liability Company (the "Initial Lessee") pursuant to the Percentage Leases that are designed to allow the Company to achieve substantial participation in the future revenue growth generated by the Hotels. The Initial Lessee is owned by Robert W. Boykin, the President and Chief Executive Officer of the Company, and John E. Boykin, Robert W. Boykin's brother and a Director and the Secretary of the Initial Lessee. The Company intends to lease the other hotel properties that it acquires to the Initial Lessee or to other appropriate operating companies.

  Internal Growth

     The Company intends to derive increased cash flow through the Initial Lessee's application of its operating strategies, which include intensive management and the active balancing of room rates with forecasted room demand in order to maximize total hotel revenues (a system known as "yield management"). The Company believes that the Initial Lessee's continued commitment to customer service and the experience of its management team position the Company to capitalize on the expected continued strength in the economy and improvement in the U.S. hotel market. The Company's objectives include enhancing its competitive market position through the continuation of a regular program of renovation and capital improvement.

  Acquisitions

     The Company intends to achieve a significant part of its growth through the acquisition, redevelopment and repositioning of additional full-service hotels. The Company believes that there are full-service hotel properties that can be acquired at a discount to replacement cost, and that many of these properties are located in areas of increasing demand. While the Company intends to maintain its focus on full-service hotels, it may also acquire upscale limited-service hotels when doing so will further its strategic objectives.

     The Company is concentrating its investment activities on hotel properties that are in one or more of the following categories:

          Product Type -- Full-service commercial hotels, airport hotels, major tourist hotels and destination resorts in major markets and business centers.

          Market Repositioning Opportunities -- Undervalued hotels whose occupancy, daily rates and overall revenues can be significantly enhanced through new brand affiliations, implementation of new marketing strategies and effective yield management.

          Redevelopment and Renovation Opportunities -- Hotels with sound operational fundamentals that, because of a lack of capital, require physical renovation to achieve their full performance potential. Other properties which can benefit from total redevelopment and market repositioning.

          Portfolio Acquisitions -- Portfolios of hotels which result in geographic economies of scale or which may be leased back to proven hotel operators as additional lessees, and that may benefit from the Company's repositioning and redevelopment experience and access to capital.

     The Company is implementing its acquisition strategy on a national scale, with a focus in the Midwest, the Southeast and the West Coast. The Company believes it will benefit from its continuing relationship with the Initial Lessee and from developing relationships with additional lessees who have demonstrated ability to manage hotel properties.

     The Company actively seeks hotel properties that can be associated with the brands that will lead the hospitality industry in REVPAR, such as Marriott(R), Radisson(R), Hilton Inns(R), Hyatt(R), Westin(R), Omni(R), Doubletree(R), Sheraton(R), Holiday Inn(R) and Quality Suites(R). The Company intends to maximize its market share and revenues by taking advantage of its orientation toward sales and marketing to identify the most effective branding and to leverage its brands with effective direct sales strategies. The Company affiliates with a number of different franchise companies in order to maximize the performance of its hotels by providing greater access to a broad base of national marketing and reservation systems and to mitigate the risks of franchise loss and franchise overlap. The Company will seek to maintain a geographically diversified hotel portfolio, and it may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale.

     There can be no assurance that the Company will be able to acquire properties that meet its investment criteria or that have operations that can be integrated successfully with the operation of the Hotels.

  Renovation

     During the fiscal years 1991 through 1996, the Company spent approximately $22 million on renovations and capital improvements at the Initial Hotels, including approximately $1.1 million for the restoration of the Melbourne Quality Suites hotel following damage from Hurricane Erin in August 1995. This represents an average of approximately $1,400 per room per year (excluding the amount spent on the Melbourne property restoration, which was funded entirely from insurance proceeds).

     The Company will reserve a minimum of 4% of total hotel revenue to fund capital expenditures. On a pro forma basis for the year ended December 31, 1996 this would have amounted to approximately $3.5 million, which is approximately 6% of room revenue and an average of $1,500 per room.

  Development

     In addition to the activities described above, the Company may develop additional hotels on land that the Company acquires in its current geographic markets or on land contiguous to the Hotels. The Company believes that selective development of hotels in its existing geographic markets would enable it to take advantage of operating efficiencies to generate attractive returns on investment.

  Access to Capital

     The Company has obtained a $75 million credit facility for acquiring hotels without financing contingencies and for certain other purposes, including capital expenditures and working capital. The Company expects to have access to a wide variety of financing sources to fund acquisitions, such as the ability to issue public and private debt, equity and hybrid securities, and the ability to utilize equity interests in the Partnership ("Units") as consideration when cash is not appropriate for tax or other reasons.

  The Initial Lessee

     In order to qualify as a REIT, the Company does not operate its hotels, but leases its properties to established hotel operators pursuant to leases which provide the Company with the greater of a base rental income or a percentage of revenues from operations. In connection with the Offering, Robert W. and John E. Boykin formed the Initial Lessee. The Initial Lessee operates the Hotels under the Percentage Leases.

     While the Initial Lessee operates and manages only the Hotels, its subsidiaries continue hotel management activities for owners other than the Company, a hotel interior design business, and a hotel and restaurant food, beverage, supply and equipment purchasing business.

     The Company and the Initial Lessee have agreed on several measures to align the interests of the Initial Lessee and its owners with the interests of the Company's shareholders and to minimize conflicts of interest between them, including certain cross-ownership and required investment arrangements, office-holding limitations, minimum net worth requirements, conflict-avoidance mechanisms, and noncompetition undertakings.

  Additional Lessees

     The Company believes that having multiple tenants will facilitate meeting its growth objectives, and therefore is pursuing relationships with additional lessees.

  Employees

     The Company has only five employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and management functions.

     The Initial Lessee as of December 31, 1996 had approximately 2,400 employees and owned or managed 22 properties located throughout the United States. Approximately 75% of the Initial Lessee's employees will be engaged in managing the operations of the Hotels. Approximately 25% of the Initial Lessee's employees will also have responsibilities relating to the design, purchasing and management services to be rendered to third parties. The Company believes that its and the Initial Lessee's relations with their respective employees are excellent.

     Inventory. All working capital assets required in the operation of the Hotels are provided by the Initial Lessee at its expense.

     Franchise Agreements. The Initial Lessee is the franchisee under the franchise agreements for the Hotels.

     Five of the eleven Hotels are licensed by Marriott International, Inc. Of the six remaining Hotels, one is licensed by Promus Hotels, Inc. (licensor of Hampton Inns hotels), one by Hilton Inns, Inc., one by Choice Hotels International, Inc. (licensor of Quality Suites hotels), one by Radisson Hotels International, Inc. and two by Holiday Inns Franchising, Inc. The Company expects to have an affiliation with a nationally recognized franchisor for the Redevelopment Property when it opens in early 1998.

     The Company anticipates that the additional hotel properties in which it invests will in most cases be operated under franchise agreements.

     Franchise agreements generally impose certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the Initial Lessee must comply. The franchise agreements will obligate the Initial Lessee to comply with the franchisors' standards and requirements with respect to, among other things, training of operational personnel, safety, maintenance of insurance, provision of ancillary services and products, display of signage, and the type, quality, and age of furniture, fixtures & equipment (" FF&E") included in guest rooms and lobbies and other common areas.

     Termination. Each franchise agreement gives the Initial Lessee the right to operate the related Initial Hotel under a franchise for a period of years specified in that agreement. The Initial Lessee is responsible for making all payments under the franchise agreements to the franchisor. The expiration dates for the Initial Hotels' franchise agreements range from October 31, 1997 to September 4, 2014. The franchise agreements provide for early termination at the franchisor's option on the occurrence of certain events, including the Initial Lessee's failure to pay fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, or assignment of the franchise without the consent of the franchisor. The Initial Lessee has the right to terminate the Berkeley Marina Marriott franchise agreement, which is scheduled to expire on October 31, 1997, at any time. Each of the Initial Lessee and Choice Hotels International, Inc. has the right to terminate the Melbourne Quality Suites franchise agreement, which is scheduled to expire on December 31, 2006, effective December 31, 2001.

     Sale of Hotel. The franchise agreements with Marriott contain a provision requiring the franchisee, on receiving a bona fide offer to buy or lease the related hotel, to give the franchisor the option to buy or lease (as applicable) that hotel on the same terms as are contained in that offer. The Choice Hotel franchise agreement provides that the agreement automatically terminates on transfer of the related hotel unless the franchisor expressly consents to that transfer. The Hampton Inn license agreement provides that a transferee of the related hotel must apply for a new franchise and that transfers not specifically authorized under the license agreement (for example, transfers upon the death of the licensee or of an equity owner of the licensee) are void and are also a breach of the license agreement. The Holiday Inn license agreements provide that a transferee of the hotel must apply for a new license unless the franchisor has given its prior written consent to the transfer of the hotel.

     Noncompetition. The franchise agreements for the five Marriott hotels prohibit the franchisee from being connected or associated in any manner with any hotel, motel or inn business within a five-mile radius around the franchised hotel. These restrictions can be waived by Marriott, whose waiver may not be unreasonably withheld. The Company obtained a waiver of these restrictions in regard to the Offering. If a franchise agreement is terminated because of a default by the Initial Lessee, the Initial Lessee may not, for 24 months after termination, operate any motel, hotel or inn business (other than those in which it is then engaged) that is in the five-mile radius trade area.

     There are no restrictions on the Company's ownership of other hotels in the Hampton or Holiday Inn license agreements, or in the Radisson or Choice Hotel franchise agreements.

     Fees. Under the franchise agreements, the Initial Lessee will pay franchise fees ranging from 3% to 6% of gross room sales and advertising or marketing and reservation fees ranging from .8% to 4% of gross room sales.

  Environmental Matters

     Under various federal, state and local laws, ordinances, and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Furthermore, a person who arranges for the disposal of a hazardous substance at another property or transports a hazardous substance for disposal or treatment at another property may be liable for the costs of removal or remediation of hazardous substances at that property, regardless of whether that person owns or operates that property. The costs of any such remediation or removal may be substantial, and the presence of any such substance, or the failure promptly to remediate any such substance, may adversely affect the property owner's ability to sell or lease the property or to borrow, using it as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in connection with demolition or certain renovations or remodeling, impose certain worker protection and notification requirements, and govern emissions of and exposure to asbestos fibers in the air. Other federal, state and local laws, ordinances and regulations and the common law impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. These conditions and activities include, for example, the presence of lead in drinking water, the presence of lead-containing paint in occupied structures, and the ownership or operation of underground storage tanks. Failure to comply with applicable requirements could result in difficulty in the lease or sale of any affected property or the imposition of monetary penalties, in addition to the costs required to achieve compliance and potential liability to third parties. The Company, the Partnership or the Initial Lessee, as the case may be, may be potentially liable for such costs or claims in connection with the ownership and operation of the Hotels.

     The Company believes that the Hotels are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company or the Partnership. Nevertheless, it is possible that there exists material environmental contamination of which the Company is unaware.

     No assurance can be given that (i) the environmental assessments that the Company has had conducted with respect to the Hotels revealed all potential environmental liabilities; (ii) future or amended laws, ordinances or regulations, or more stringent interpretations or enforcement policies of existing environmental requirements, will not impose any material environmental liability; or (iii) the environmental condition of the

Hotels has not been and will not be affected by changes in the condition of properties in the vicinity of the Hotels or by the acts of third parties unrelated to the Company, Partnership or the Initial Lessee.

  Competition

     Each of the Hotels is located in a developed area that includes other hotel properties. The occupancy, ADR and REVPAR of any Hotel or any hotel property acquired in the future could be materially and adversely affected by the number of competitive hotel properties in its market area. The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

  Seasonality

     The Hotels' operations historically have been seasonal. Eight of the Hotels maintain higher occupancy rates during the second and third quarters. The Florida Hotels experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

  The Intercompany Convertible Note

     The Company loaned $40 million of the net proceeds of the Offering to the Partnership. The loan is evidenced by an Intercompany Convertible Note, which will mature on November 4, 2001. Interest accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum on November 4, 1999, and is payable quarterly. The Intercompany Convertible Note may be prepaid in full, but not in part, at any time. The Company has the right to convert the Intercompany Convertible Note after November 4, 1998, and prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the initial offering price of the Common Shares in the Offering of $20 per share (and assuming that the value of one Partnership Unit equals the value of one Common Share). On conversion of the Intercompany Convertible Note, the Company would receive an additional equity interest in the Partnership of 2.9%, which will reduce the equity interest in the Partnership of the other holders of Units to 12.6%, assuming no other Common Shares or Units are issued prior to that conversion. The Intercompany Convertible Note is secured by a mortgage on certain of the Hotels and is subordinated in right of payment to all other indebtedness of the Partnership.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     All of the Company's operations are conducted in the United States.

ITEM 2. PROPERTIES

     A. HOTEL PROPERTIES:

     On December 31, 1996, the Company owned the following nine hotel properties:

                                                                     NUMBER OF
                             PROPERTY                                  ROOMS        LOCATION
-------------------------------------------------------------------  ---------   ---------------
Berkeley Marina Marriott...........................................     373      Berkeley, CA
Buffalo Marriott...................................................     356      Buffalo, NY
Cleveland Airport Marriott.........................................     375      Cleveland, OH
Cleveland Marriott East............................................     403      Cleveland, OH
Columbus North Marriott............................................     300      Columbus, OH
Lake Norman Hampton Inn............................................     117      Charlotte, NC
Lake Norman Holiday Inn............................................     119      Charlotte, NC
Melbourne Quality Suites...........................................     208      Melbourne, FL
Radisson Inn Sanibel Gateway.......................................     157      Fort Myers, FL

     BERKELEY MARINA MARRIOTT. This waterfront hotel is on the east side of San Francisco Bay in the Berkeley Marina Complex. The hotel is in a secluded area approximately 20 minutes from downtown San Francisco and 30 minutes from San Francisco International Airport. The hotel is located near the Golden Gate Bridge, Fisherman's Wharf and the Napa/Sonoma wine country. The University of California at Berkeley is three miles away. The majority of the guests are business travelers. The property was owned and managed by the Boykin Group as a Marriott since its opening in 1972. The property was expanded to its current size in 1985.

     The land underlying this hotel is leased under a ground lease that expires in 2033 but can be extended by the tenant to 2051. The rent payable under the lease includes annual minimum rent of $100,000 and percentage rent based on the hotel's revenues. The tenant is responsible for all taxes, maintenance and insurance on the leased property.

     BUFFALO MARRIOTT. This hotel is the only full-service Marriott hotel in the greater Buffalo Metropolitan area. Located just off Interstate 290 in Amherst, the hotel is adjacent to the State University of New York at Buffalo and is approximately 15 minutes from downtown Buffalo, 30 minutes from Niagara Falls, and 10 minutes from the Greater Buffalo International Airport. The majority of the guests are business travelers. The property was owned and managed by the Boykin Group as a Marriott since opening in 1981.

     CLEVELAND AIRPORT MARRIOTT. This hotel is located in Cleveland, Ohio, on Interstate 71 approximately eight miles from downtown Cleveland and two miles from Cleveland Hopkins International Airport. Approximately one half of the guests are business travelers. The property was developed by the Boykin Group and was managed by the Boykin Group since its opening in 1970.

     CLEVELAND MARRIOTT EAST. This hotel is located in Beachwood, Ohio, a suburb of Cleveland, just off Interstate 271. The hotel adjoins commercial office development and is about 20 minutes from downtown Cleveland and 30 minutes from the Cleveland Hopkins International Airport. The majority of the guests are business travelers. The hotel is also adjacent to the planned 650-acre Chagrin Highlands research-office park development. The property was owned and managed by the Boykin Group as a Marriott since its opening in 1977.

     COLUMBUS NORTH MARRIOTT. This hotel is located in Columbus, Ohio, just off Interstate 71 and near Interstate 270. The hotel is the only full-service Marriott Hotel in Columbus, and it is approximately 20 minutes from downtown Columbus, 20 minutes from The Ohio State University and 20 minutes from the Port

Columbus International Airport. About one half of the guests are business travelers. The property was owned and managed by the Boykin Group as a Marriott since its opening in 1981.

     LAKE NORMAN HAMPTON INN. This limited-service hotel, which was built in 1991, is located in Lake Norman, North Carolina, at the southeast corner of the intersection of Interstate 77 North, Exit 28 and North Carolina Highway 73. Charlotte, North Carolina is 19 miles to the south. Lake Norman is an upscale community located approximately five miles south of downtown Mooresville, North Carolina, and just southeast of Lake Norman, one of North Carolina's most widely used recreational lakes, offering boating, swimming, and nearby golf facilities. Most of the area's hotel market is represented by commercial travelers.

     LAKE NORMAN HOLIDAY INN. This hotel is located in Lake Norman, North Carolina, at the northeast corner of the intersection of Interstate 77 North, Exit 28 and North Carolina Highway 73. See "Lake Norman Hampton Inn" for a description of this hotel's location.

     MELBOURNE QUALITY SUITES. This oceanfront hotel is located in Indialantic, Florida, on the beach off Florida's coastal highway A1A, around 20 miles south of Kennedy Space Center and 65 miles southeast of Disney World. The hotel is approximately 10 miles from Melbourne International Airport. Most of the guests are tourist or vacation travelers attracted by popular destinations such as Disney World, Universal Studios and Sea World. This property was owned and managed by the Boykin Group as a Quality Suites hotel since its opening in 1986.

     RADISSON INN SANIBEL GATEWAY. This hotel, located in Fort Myers, Florida, is 15 miles from I-75 and seven miles off U.S. Highway 41. The hotel is two and one-half miles from Sanibel Island and four and one-half miles from Ft. Myers Beach. It is 25 minutes from the New Southwest Florida Airport and 15 minutes from the Boston Red Sox and Minnesota Twins spring training complexes. The majority of the guests are tourists and vacationers. The property was owned and managed by the Boykin Group since its opening in 1986.

     In March 1997, the Company acquired the following two hotel properties:

                                                                     NUMBER OF
                             PROPERTY                                  ROOMS        LOCATION
-------------------------------------------------------------------  ---------   --------------
Hilton Melbourne Beach.............................................     118      Melbourne, FL
Holiday Inn Crabtree...............................................     176      Raleigh, NC

     HILTON MELBOURNE BEACH. This hotel is located directly on the beach in Melbourne, Florida. The Company acquired the hotel in March 1997 for $9.3 million, using proceeds of the Offering. The property is located approximately one mile from the Melbourne Quality Suites. The acquisition of this hotel will allow the Company to benefit from cross-selling and labor efficiencies. This hotel has 118 guest rooms, a 120 seat restaurant, a 110 seat nightclub and 3,900 square feet of meeting space. The hotel recently underwent an extensive $3.6 million renovation. See "Melbourne Quality Suites" for a description of the hotel's location.

     HOLIDAY INN CRABTREE. This hotel is located in Raleigh, North Carolina. The Company acquired the hotel in March 1997 for $7.5 million, using proceeds of the Offering. The Company expects to invest approximately $3 million in capital improvements to the hotel. This hotel is opposite the Crabtree Mall, the largest mall in the Carolinas, and enjoys a premier highway location in the active North Raleigh market. Business travelers represent most of the hotel's business.

  The Percentage Leases

     Each Hotel is separately leased by the Company to the Initial Lessee under a Percentage Lease. Hotels acquired in the future may be leased to the Initial Lessee or to other lessees. Each Percentage Lease contains the provisions described below. The Company expects that leases with respect to its future hotel property investments will contain substantially similar provisions, although the Board of Directors may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors it considers relevant.

     Duration. The Percentage Leases have noncancelable terms ranging from four to ten years, subject to earlier termination on the occurrence of certain contingencies described in the Percentage Leases (including, particularly, the provisions described herein under "Damage to Hotels," "Condemnation of Hotels" and "Termination of Percentage Leases on Disposition of the Hotels"). The Percentage Leases do not contain renewal terms. The Percentage Leases for seven of the Initial Hotels expire on the earlier of the franchise renewal date or the tenth anniversary of the Offering. Having these lease terminations coincide with franchise renewal dates may facilitate any necessary repositioning of the hotels at the time of the franchise renewals.

     Amounts Payable Under the Percentage Leases. The Initial Lessee is obligated to pay (i) the higher of Minimum Rent or Percentage Rent; and (ii) certain other amounts, including interest accrued on any late payment or charge (the "Additional Charges"). Minimum Rent is a fixed amount determined by negotiation between the Company and the Initial Lessee. Percentage Rent is calculated by multiplying fixed percentages by gross room and other revenue, and gross food and beverage revenue, over specified threshold amounts. Minimum Rent is payable monthly in advance, and Percentage Rent is payable for each quarter within 30 days after the end of the quarter.

     The threshold gross room and other revenue amounts used in computing Percentage Rent and Minimum Rent will be adjusted for changes in the Consumer Price Index. The changes are calculated at the beginning of each calendar year beginning with 1997, based on the average annual change in the CPI during the prior 12 months.

     Each Percentage Lease requires the Initial Lessee to pay rent, all costs and expenses, and all utility and other charges incurred in the operation of the hotel. All capital expenditures (as defined in the lease) are the responsibility of the Company. Each Percentage Lease also provides for rent reductions and abatements in the event of damage or destruction or a partial taking of the hotel as described under "Damage to Hotels" and "Condemnation of Hotels." The Initial Lessee is required to carry insurance to cover rental interruption for a period up to one year.

     Maintenance and Modifications. The Initial Lessee is required, at its expense, to maintain the hotel in good order and repair, except for ordinary wear and tear, and to make nonstructural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the hotel in good order and repair. The Company funds capital expenditures and the repair, replacement and refurbishment of FF&E in the hotel, when and as considered necessary by the Company or as required by the franchise agreements, and will reserve an amount equal to 4% of the Initial Lessee's aggregate gross revenues generated from the hotel to help provide funds to cover such expenses. The Company and the Initial Lessee agree on an annual capital budget for each Hotel.

     The Initial Lessee, at its expense, may make noncapital and capital additions, modifications or improvements to the hotel, so long as doing so does not significantly alter the character or purposes of the hotel or significantly detract from its value or operating efficiencies. All such alterations, replacements and improvements will be subject to all of the terms of the Percentage Lease and will become the property of the Company on termination of the lease. The Company will own the FF&E, except in limited circumstances under which the Initial Lessee may purchase certain FF&E, and the Initial Lessee will own substantially all other personal property not affixed to, or considered a part of, the real estate or improvements thereon. Any purchase of FF&E by the Initial Lessee will be made on terms negotiated between the Company and the Initial Lessee.

     For so long as the Initial Lessee maintains its interior design and purchasing operations, it will perform interior design and purchasing services for the Hotels without charge to the Company.

     Insurance and Property Taxes. The Company is responsible for paying real estate and personal property taxes on the hotel and for maintaining property insurance, including casualty insurance. The Initial Lessee is required to maintain comprehensive general public liability, workers' compensation, 12-month rental interruption insurance and any other insurance customary for properties similar to the hotel or required by any relevant

Franchisor, and to have the Company named as an additional insured. The Company believes that the insurance coverage carried by each Hotel is adequate in scope and amount.

     Indemnification. Under each Percentage Lease, the Initial Lessee indemnifies the Company against all liabilities, costs and expenses (including reasonable attorneys' fees and disbursements) incurred by, imposed on or asserted against the Partnership, on account of, among other things, (i) any accident or injury to person or property on or about the hotel; (ii) any negligence by the Initial Lessee or any of its agents as to the leased property;
(iii) any environmental liability resulting from conditions existing at the time of completion of the Offering or caused or resulting thereafter from any action, inaction or negligence of the Initial Lessee (see "Business and Properties -- Environmental Matters"); (iv) taxes and assessments in respect of the hotel (other than real estate taxes, personal property taxes and income taxes of the Company on income attributable to the hotel); (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon; or (vi) any breach of the lease by the Initial Lessee. The Initial Lessee is not required, however, to indemnify the Company against the Company's negligence or willful misconduct.

     Assignment and Subleasing. The Initial Lessee is not permitted to sublet all or any part of the hotel or assign its interest under the lease without the prior written consent of the Partnership. The Initial Lessee may, however, enter into a management agreement with a third party for the management and operation of the hotel, with the consent of the Company, which the Company may withhold in its sole and absolute discretion. No assignment, subletting or management agreement will release the Initial Lessee from any of its obligations under the lease. The lease may not be indirectly sold by selling direct or indirect ownership or control of the Initial Lessee without causing a default under the Initial Lease.

     Damage to Hotels. If damage to or destruction of any hotel renders the hotel unsuitable for the Initial Lessee's use and occupancy and is covered by insurance, the Company may elect to repair, rebuild or restore the hotel or offer to acquire it on the terms set forth in the lease. If the hotel is not rebuilt, the lease will terminate and the insurance proceeds will be retained by the Company. If damage to or destruction of the hotel does not render the hotel wholly unsuitable for the Initial Lessee's use and occupancy and is covered by insurance, the Company generally will be obligated to repair or restore the hotel. The lease will remain in full force and effect during the first 12 months of any period required for repair or restoration of the hotel, after which time rent will be equitably abated.

     Condemnation of Hotels. On any total condemnation of a hotel, each of the Company and the Initial Lessee will be entitled to terminate the lease as of the date of taking. The resulting condemnation award will be allocated between the Company and the Initial Lessee as set forth in the lease. On any partial taking that does not render the hotel unsuitable for the Initial Lessee's use, the Company must restore the untaken portion of the hotel to a complete architectural unit, subject to an equitable abatement of the rent during the period in which the hotel is not fully useable, and the Company must provide the required funds to cover the cost of that restoration, which may include that part of the condemnation award specified for restoration.

     Events of Default. Events of Default under each Percentage Lease include, among others, any uncured breach by the Initial Lessee of any payment term or other lease covenant, an event of default under any other Percentage Lease, bankruptcy and similar events, and any franchise agreement default by the Initial Lessee that results in termination of the affected franchise.

     Termination of Percentage Leases on Disposition of the Hotels. If the Company enters into an agreement to transfer a hotel to a nonaffiliate, the Company may terminate that hotel's Percentage Lease by giving the Initial Lessee 30 days' prior notice and paying it the fair market value of its leasehold interest in the remaining term of that Percentage Lease.

  B. REDEVELOPMENT PROPERTY

     In March 1997, the Company purchased the real and personal property of the Whitehall Inn located in Daytona Beach, Florida. The Company's total investment was $4.2 million and was funded with cash proceeds from the Offering. The property consists of approximately two acres of land directly on the Atlantic ocean, an

11 story building with 205 guest room bays and food and beverage facilities built in 1974, and an attached two story addition constructed in 1988 containing meeting facilities and certain personal property. The Company will discontinue operations at the property on approximately April 15, 1997. The Company plans to spend approximately $4 million to completely renovate the property, and expects to commence its business operations as a resort with a major hotel franchise affiliation in January 1998. At that time, the property will be leased to the Initial Lessee on a long term basis, and the Initial Lessee will operate and manage the new business.

  C. OFFICE SPACE

     Pursuant to a Shared Services and Office Space Agreement, the Company pays the Initial Lessee $2,000 per month for the right to use certain office space and receive certain related services. The office space is located in the Terminal Tower, 50 Public Square, Suite 1500, Cleveland, Ohio 44113.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                               EXECUTIVE OFFICERS

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

     Executive officers of the Company are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

     (a) The executive officers of the Company are as follows:

             NAME             AGE                             POSITION
---------------------------------     --------------------------------------------------------
Robert W. Boykin              47      Director, Chairman of the Board, President and Chief
                                      Executive Officer
Raymond P. Heitland           61      Director, Chief Financial Officer, Secretary and
                                      Treasurer
Mark L. Bishop                37      Senior Vice President--Acquisitions and Development

     Mr. Boykin served as the President and Chief Executive officer of Boykin Management Company from 1985 until November 1996. Mr. Heitland served as the Chief Financial Officer of Boykin Management Company from 1970 until November 1996. Mr. Bishop served as Senior Vice President -- Acquisitions of Boykin Management Company from April 1994 until November 1996, and as Vice President/Senior Marketing Consultant at Grubb & Ellis Company from February 1991 until April 1994.

     There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

     Employment Arrangements. On November 4, 1996, the Company entered into employment agreements with Robert W. Boykin, Raymond P. Heitland and Mark L. Bishop. The agreement with Robert W. Boykin provides for an initial three-year term, and the agreements for each of Mr. Heitland and Mr. Bishop provide for an initial term of one year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

  Market Information

     (a) The Company's Common Shares are traded on the New York Stock Exchange under the symbol "BOY." The Company completed its initial public offering on November 4, 1996. During the fourth quarter of fiscal 1996, the high and low prices of the Company's Common Shares were $24 and $20, respectively.

     (b) As of March 20, 1997, there were 162 record holders of the Common
Shares.

     (c) The Company paid a dividend of $0.2873 per share to shareholders of record on December 31, 1996. The amount of this dividend was based on the anticipated quarterly dividend rate of $0.45 per share, prorated for the 58 days the Company was operational after the completion of its initial public offering. While the Company intends to continue paying dividends, dividend payment determinations will be made by the Company's Board of Directors based on an analysis of the Company's earnings, the competitive climate in which the Company operates, and other relevant considerations.

  Shareholder Matters

     The Company was formed in February 1996 and issued one Common Share to Raymond P. Heitland for $100. Other than the Common Shares sold in the Offering and the one share sold to Mr. Heitland, the Company has not sold any Common Shares. On November 4, 1996, in connection with the Company's initial public offering, Robert W. Boykin, Raymond P. Heitland and Mark L. Bishop were granted options to purchase 250,000, 75,000 and 75,000 Common Shares, respectively, and the Company's nonemployee directors were each granted options to purchase 5,000 Common Shares. The exercise price of all of the options granted is $20 per share. Options are not exercisable for the one-year period from the date of grant. The option agreement with Mr. Boykin provides that: (i) incentive stock options vest with respect to 5,000 shares on November 4 of each of 1997 through 2005, and (ii) nonqualified stock options vest with respect to 68,333, 68,333 and 68,334 shares on November 4, 1997, November 4, 1998 and November 4, 1999, respectively. The option agreement with Mr. Heitland provides that: (i) incentive stock options vest with respect to 5,000 shares on November 4 of each of 1997 through 2003, and (ii) nonqualified stock options vest with respect to 13,333, 13,333 and 13,334 shares on November 4, 1997, November 4, 1998 and
November 4, 1999, respectively. The option agreement with Mr. Bishop provides that: (i) incentive stock options vest with respect to 5,000 shares on November 4 of each of 1997 through 1999, and (ii) nonqualified stock options vest with respect to 20,000 shares on November 4 of each of 1997 through 1999. The Company anticipates filing a Form S-8 registration statement with the Securities and Exchange Commission registering the Common Shares to be issued upon the exercise of the options described above.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical and pro forma operating and financial data for the Company and Initial Lessee and selected combined historical financial data for the Initial Hotels. The selected historical financial data for the Company and Initial Lessee for the period November 4, 1996 (inception of operations) to December 31, 1996, and the selected combined historical financial data for the Initial Hotels for the period January 1, 1996 through November 3, 1996, and for the years ended December 31, 1995 and 1994 have been derived from the historical financial statements of the Company, the Initial Lessee and the Initial Hotels, respectively, audited by Arthur Andersen LLP, independent public accountants, whose reports with respect thereto are included herein (see Index to Financial Statements at Page F-1).

     The pro forma information is presented as if the Offering and related formation transactions and the acquisitions of the Holiday Inn and Hampton Inn in February 1966 had been consummated as of January 1, 1995.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                             BOYKIN LODGING COMPANY

         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA

               (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                            HISTORICAL PERIOD         PRO FORMA
                                                          FROM NOVEMBER 4, 1996      YEAR ENDED
                                                              (INCEPTION OF         DECEMBER 31,
                                                             OPERATIONS) TO       -----------------
                                                            DECEMBER 31, 1996      1996      1995
                                                          ---------------------   -------   -------
OPERATING DATA:
  Lease revenue.........................................        $   3,258         $27,811   $25,521
  Interest income.......................................              120             120        --
                                                                 --------         -------   -------
     Total revenues.....................................            3,378          27,931    25,521
                                                                 --------         -------   -------
  Real estate related depreciation and amortization.....            1,344           8,136     8,136
  Real estate and personal property taxes, insurance and
     rent...............................................              620           4,058     3,893
  General and administrative............................              450           1,450     1,450
  Interest expense......................................               54              --        --
  Amortization of deferred financing costs..............               69             436       436
                                                                 --------         -------   -------
     Total expenses.....................................            2,537          14,080    13,915
                                                                 --------         -------   -------
  Income before minority interest and extraordinary
     item...............................................              841          13,851    11,606
  Minority interest.....................................              (40)         (1,557)   (1,210)
                                                                 --------         -------   -------
  Income before extraordinary item......................              801          12,294    10,396
  Extraordinary item -- loss on early extinguishment of
     debt (net of $970 of minority interest)............           (4,908)             --        --
                                                                 --------         -------   -------
  Net income (loss) applicable to common shares.........        $  (4,107)        $12,294   $10,396
                                                                 ========         =======   =======
EARNINGS PER SHARE:
  Income before extraordinary item......................        $     .09         $  1.29   $  1.09
  Extraordinary item, net...............................             (.55)             --        --
                                                                 --------         -------   -------
     Net income (loss) per common share.................        $    (.46)        $  1.29   $  1.09
                                                                 ========         =======   =======
  Weighted average number of common shares
     outstanding........................................            8,981           9,516     9,516
OTHER DATA:
  Funds from operations.................................        $   2,185         $21,987   $19,742
  Distributions.........................................        $   2,700
  Weighted average number of common shares and units
     outstanding........................................           10,359          10,894    10,894
BALANCE SHEET DATA:
  Investment in hotel properties, net...................        $ 113,322
  Total assets..........................................          137,271
  Total debt............................................               --
  Minority interest in Partnership......................           14,045
  Shareholders' equity..................................          117,021

              BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY

         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA

                             (AMOUNTS IN THOUSANDS)

                                                            HISTORICAL PERIOD         PRO FORMA
                                                            NOVEMBER 4, 1996         YEAR ENDED
                                                              (INCEPTION OF         DECEMBER 31,
                                                             OPERATIONS) TO       -----------------
                                                            DECEMBER 31, 1996      1996      1995
                                                          ---------------------   -------   -------
OPERATING DATA:
  Room revenue..........................................         $ 7,684          $59,650   $54,785
  Food and beverage revenue.............................           3,976           24,099    23,643
  Other hotel revenue...................................             620            4,783     4,643
                                                                 -------          -------   -------
     Total revenues of Initial Hotels...................          12,280           88,532    83,071
  Other revenue.........................................             382            2,777     2,051
                                                                 -------          -------   -------
     Total revenues.....................................          12,662           91,309    85,122
                                                                 -------          -------   -------
  Operating expenses....................................           9,748           60,875    56,601
  Cost of goods sold of nonhotel operations.............             102            1,686     1,254
  Percentage Lease expense..............................           3,258           27,811    25,521
                                                                 -------          -------   -------
     Total expenses.....................................          13,108           90,372    83,376
                                                                 -------          -------   -------
  Net income (loss).....................................         $  (446)         $   937   $ 1,746
                                                                 =======          =======   =======

                                 INITIAL HOTELS

                  SELECTED COMBINED HISTORICAL FINANCIAL DATA

                             (AMOUNTS IN THOUSANDS)

                                                                                         JANUARY 1,
                                                     YEAR ENDED DECEMBER 31,               1996 TO
                                             ----------------------------------------    NOVEMBER 3,
                                              1992       1993       1994       1995        1996(A)
                                             -------    -------    -------    -------    -----------
OPERATING DATA:
Room revenue...............................  $45,200    $45,753    $48,652    $50,730      $51,627
Food and beverage revenue..................   22,514     22,357     22,811     22,984       20,062
Other revenue..............................    3,634      3,977      4,092      4,490        4,148
                                             -------    -------    -------    -------      -------
Total revenues.............................   71,348     72,087     75,555     78,204       75,837
                                             -------    -------    -------    -------      -------
Departmental and other expenses............   52,248     53,242     53,967     54,629       52,367
Real estate and personal property taxes,
  insurance and rent.......................    2,988      3,112      3,329      3,579        3,228
  Depreciation and amortization............    5,822      5,822      5,690      6,545        6,308
Interest expense...........................   12,997     12,375     12,397     14,169       13,430
Gain on property insurance recovery........       --         --         --       (670)         (32)
                                             -------    -------    -------    -------      -------
Income (loss) before extraordinary item....   (2,707)    (2,464)       172        (48)         536
Extraordinary item -- gain (loss) on early
  extinguishment of debt...................       --         --         --        556       (1,315)
                                             -------    -------    -------    -------      -------
Net income (loss)..........................  $(2,707)   $(2,464)   $   172    $   508      $  (779)
                                             =======    =======    =======    =======      =======

---------------

(A) On February 8, 1996, the Holiday Inn and Hampton Inn were acquired by a Boykin Affiliate. The acquisition was accounted for as a purchase and, accordingly, the operating results of the Holiday Inn and Hampton Inn have been included in the above operating data commencing February 8, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     On November 4, 1996, the Company completed an initial public offering of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173,898,000. The Company contributed all of the net proceeds to the Partnership in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000,000 intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Offering. On conversion of the Note, the Company will receive an additional general partnership interest in the Partnership of 2.9%. The Company is the sole general partner of the Partnership.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire the nine Initial Hotels. The Partnership leases the Initial Hotels to the Initial Lessee pursuant to the Percentage Leases.

     The Company's principal source of revenue is lease payments from the Initial Lessee pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Initial Hotels and other hotels leased to the Initial Lessee. The Initial Lessee's ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the Initial Hotels. Therefore, management believes that a discussion of the historical and pro forma operations of the Initial Lessee and the historical operations of the Initial Hotels is important to an understanding of the business of the Company.

     The following discusses (i) the Company's actual results of operations for the period from November 4, 1996 (inception of operations) through December 31, 1996 and pro forma results of operations for the years ended December 31, 1996 and 1995, (ii) the Initial Lessee's actual results of operations for the period from November 4, 1996 (inception of operations) through December 31, 1996 and pro forma results of operations for the years ended December 31, 1996 and 1995,
(iii) the historical results of operations for the Initial Hotels for the period January 1, 1996 to November 3, 1996 and the year ended December 31, 1995, and
(iv) the historical results of operations for the Initial Hotels for the years ended December 31, 1995 and 1994.

                             RESULTS OF OPERATIONS

THE COMPANY

  Actual Results of Operations

     For the period from November 4, 1996 (inception of operations) to December 31, 1996, the Company earned $3,258,000 of Percentage Lease revenue. Interest income earned on available funds was $120,000. Real estate related depreciation and amortization and amortization of deferred financing costs aggregated to $1,413,000. Real estate and personal property taxes, insurance and ground rent were $620,000 in the aggregate. General and administrative expenses were $450,000. The minority interest in the income before extraordinary item of the Partnership was $40,000. An extraordinary charge of $4,908,000 (net of minority interest of $970,000), representing the write-off of deferred financing costs and the payment of prepayment penalties and fees, was incurred in connection with the retirement of all mortgage indebtedness assumed by the Partnership in connection with the formation of the Company. The Company's net income before the extraordinary charge was $801,000, while the net loss was $4,107,000. Funds From Operations ("FFO"), which is the sum of the net income before extraordinary item, minority interest, and real estate related depreciation and amortization, was $2,185,000.

  Pro Forma Results of Operations

     For the year ended December 31, 1996, the Company's pro forma revenue from Percentage Leases were $27,811,000, representing a $2,290,000, or 9% increase over pro forma Percentage Lease revenue for the year ended December 31, 1995. Pro forma Percentage Lease revenue for 1996 increased over that of 1995 primarily as a result of increases in the average daily rates and improvements in occupancy rates at the Initial Hotels. See "Results of Operations -- The Initial Hotels -- Actual Results of Operations."

     Pro forma expenses before minority interest, consisting principally of depreciation, amortization, property taxes, insurance, ground rent and general administrative expenses remained relatively constant between 1995 and 1996. As a percentage of revenues, the Company's expenses before minority interest decreased from 54.5% in 1995 to 50.4% in 1996, indicative of the relatively fixed nature of the expenses.

     Pro forma FFO for the years ended December 31, 1996 and 1995 was $21,987,000 and $19,742,000, respectively. The increase in FFO in 1996 is attributable to the increase in Percentage Lease revenues. FFO consists of income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate measure of the performance of an equity REIT. FFO should not be considered as a basis for computing distributions or as an alternative (i) to net income or other measurements under generally accepted accounting principles, as an indicator of operating performance, or (ii) to cash flows from operating, investing, or financing activities, as a measure of liquidity. FFO would not reflect cash expenditures for capital improvements or principal amortization of indebtedness with respect to the Initial Hotels.

THE INITIAL LESSEE

  Actual Results of Operations

     For the period from November 4, 1996 (inception of operations) to December 31, 1996, the Initial Lessee had hotel revenues of $12,280,000. The Percentage Lease expense during the period was $3,258,000 while departmental expenses of the Initial Hotels and other expenses of the Initial Lessee were $9,850,000 in the aggregate. For the period, the Initial Lessee incurred a net loss of $446,000. The loss was partially the result of the application of the Percentage Lease rent terms during an interim period (as opposed to a full calendar year). The terms of each Percentage Lease allow for annualizing the rent payable to compensate for the effects of seasonality when base rents may be required during periods of lower occupancy which would otherwise be offset during peak seasons. Historically, the fourth quarter has been a period of lower occupancy for the Initial Hotels on a combined basis in comparison to the other three quarters of the year.

  Pro Forma Results of Operations

     For the year ended December 31, 1996, the Initial Lessee's pro forma hotel revenues were $88,532,000, which would have been a 6.6% increase over pro forma hotel revenues for the year ended December 31, 1995 of $83,071,000. Pro forma Percentage Lease expense increased from $25,521,000 in 1995 to $27,811,000 in 1996 due to the increased pro forma hotel revenues. Pro forma departmental expenses of the Initial Hotels and other pro forma expenses of the Initial Lessee were $62,561,000 in 1996 as compared to $57,855,000 in 1995. Pro forma net income of the Initial Lessee for the years ended December 31, 1996 and 1995 were $937,000 and $1,746,000, respectively.

THE INITIAL HOTELS -- ACTUAL RESULTS OF OPERATIONS

GENERAL

     The following table sets forth certain combined historical financial information for the Initial Hotels, as a percentage of revenues, and the key performance indicators for the periods indicated.

                                                                                     YEAR ENDED
                                                              JANUARY 1, 1996       DECEMBER 31,
                                                                     TO            ---------------
                                                              NOVEMBER 3, 1996     1995      1994
                                                              ----------------     -----     -----
FINANCIAL DATA:
  Room revenue..............................................         68.1%          64.9%     64.4%
  Food and beverage revenue.................................         26.4           29.4      30.2
  Other revenue.............................................          5.5            5.7       5.4
                                                                    -----          -----     -----
  Total revenue.............................................        100.0          100.0     100.0
  Departmental and other expense............................         69.0           69.9      71.4
  Real estate and personal property taxes, insurance and
     rent...................................................          4.3            4.6       4.4
  Depreciation and amortization.............................          8.3            8.4       7.5
  Interest expense..........................................         17.7           18.1      16.4
  Gain on property insurance recovery.......................           --           (.9)        --
                                                                    -----          -----     -----
  Income (loss) before extraordinary items..................           .7           (.1)        .3
  Extraordinary item -- gain (loss) on early extinguishment
     of debt................................................        (1.7)             .7        --
                                                                    -----          -----     -----
  Net income (loss).........................................        (1.0)%            .6%       .3%
                                                                    =====          =====     =====

     Results of operations are best explained in terms of three key performance indicators: occupancy, average daily rate (ADR) and revenue per available room (REVPAR). Increases in REVPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs. Increases in REVPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management and franchise fees.

                                                                                   YEAR ENDED
                                                           JANUARY 1, 1996        DECEMBER 31,
                                                                  TO            -----------------
                                                           NOVEMBER 3, 1996      1995       1994
                                                           ----------------     ------     ------
PERFORMANCE(1):
  Occupancy..............................................        78.5%           74.3%      74.9%
  ADR....................................................       $89.96          $88.63     $82.00
  REVPAR.................................................       $70.62          $65.87     $61.44

---------------

(1) No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

  Comparison of the Initial Hotels for the Period January 1, 1996 to November 3, 1996 to the Year Ended December 31, 1995

     Despite being a short period, room revenue increased by $897,000 or 1.8% in 1996 over 1995, principally as a result of (i) the acquisitions of the Holiday Inn and Hampton Inn in Charlotte, North Carolina in February 1996, which resulted in incremental room revenues of $3,281,000 in 1996, (ii) the August 1995 hurricane damage to the Melbourne, Florida property which resulted in that property being closed for an extended period of 1995 (estimated lost room revenues in 1995 were $1,079,000), (iii) an increase in ADR from $88.63 in 1995 to $89.96 in 1996, and (iv) an increase in occupancy rates from 74.3% in 1995 to 78.5% in 1996. Excluding the Holiday Inn and Hampton Inn acquired in 1996, ADR increased at all of the Initial Hotels, while occupancy rates increased at all but one of the Initial Hotels. The occupancy growth is attributable to a continuation through 1996 of the strong industry-wide demand which commenced in the last half of 1995, particularly in the Ohio and California markets.

     As the 1996 period includes only approximately ten months of operating results, changes in revenue and expense items will be discussed in terms of percentages of hotel revenues.

     As a percentage of total hotel revenues, food and beverage revenues decreased due to the increase in ADR in the 1996 period and due to the Hampton Inn, acquired in February 1996, being a limited service hotel with no food and beverage operations.

     As a percentage of total hotel revenues, departmental and other expenses decreased from 69.9% in 1995 to 69.0% in the 1996 period due to the increase in ADR and the previously discussed change in hotel revenue mix. As room revenue is more profitable than food and beverage revenue, the increase in room revenue as a percentage of total revenue caused departmental and other expenses to decrease as a percentage of total revenue. Partially offsetting factors were (i) management fee rate increases in May 1995 at four of the Initial Hotels, which resulted in management fee expense increasing from 4.2% of total revenue in 1995 to 4.4% in 1996, (ii) franchise royalty fee rate increases at two of the Initial Hotels in 1996, which resulted in franchise royalties and other charges increasing from 4.9% of total revenue in 1995 to 5.4% in 1996, and (iii) final settlement of a business interruption insurance claim with respect to the Melbourne, Florida property in 1996 which resulted in a $118,000 charge against 1996 operations, or .2% of total revenue.

     Real estate and personal property taxes, insurance and rent and interest expense as a percentage of revenues decreased in 1996 as compared to 1995 as, for the most part, changes in these expense items are not driven by increases or decreases in revenue.

     Depreciation and amortization as a percentage of total revenue decreased from 8.4% in 1995 to 8.3% in 1996. The additional depreciation expense related to the property writeup recorded in May 1995 at the Melbourne, Berkeley and Cleveland Airport properties in connection with the redemption of certain partnership interests and depreciation on new property additions resulted in depreciation and amortization, as a percentage of total revenue, remaining constant between 1995 and 1996.

     The $670,000 gain on property insurance recovery in 1995 resulted from the insurance recovery related to property damage at the Melbourne, Florida property caused by Hurricane Erin in August 1995.

     The gain on early extinguishment of debt of $556,000 in 1995 related to the refinancing of four of the Initial Hotels in May 1995. The $1,315,000 loss on early extinguishment of debt in 1996 related to the refinancing of the mortgage debt of the Buffalo, New York property.

     Net income was impacted most significantly by the acquisition of the Holiday Inn and Hampton Inn (combined net loss of $357,000 in the 1996 period) in February 1996, the change in extraordinary items between periods, the decrease in gain on property insurance recovery and the increases realized in ADR and occupancy.

  Comparison of the Year Ended December 31, 1995 with 1994

     Room revenues increased $2,078,000, or 4.3% from 1994 to 1995. As seen by the growth of REVPAR, the increase in revenues in 1995 was driven by increases in the ADR at almost all of the hotels, while occupancy declined .6% overall. This was attributable in part to the general improvement in the business travel and tourism industries. The continuation of the Initial Hotels' focus on maximizing REVPAR by focusing on increasing ADR while maintaining stable occupancy during this period had a significant effect. Food and beverage revenue increased $173,000, or .8% from 1994 to 1995. This reflects the slight decline in occupancy offset by inflationary price increases in food and beverages. The composition of revenue stayed consistent between the periods, with only a slight decline in food and beverage revenues, from 30.2% of the total to 29.4%, reflecting that the gains in revenue occurred in room rates during this period.

     Total revenues increased $2,649,000, or 3.5%, from 1994 to 1995. This increase was in spite of the loss of an estimated $1,300,000 in revenues arising from the damage to the Melbourne, Florida property by Hurricane

Erin in August 1995. The hurricane damage was covered by insurance, including business interruption insurance, so the net income of the combined hotels was not materially affected.

     Departmental and other expenses increased by $662,000, or 1.2% between the years because of general inflationary pressures which were offset by aggressive cost management and $1,093,000 in estimated proceeds from the Melbourne business interruption insurance claims which were netted against operating expenses. These costs declined as a percentage of revenues from 71.4% in 1994 to 69.9% in 1995 due to the positive effect of revenues growing at a faster pace than expenses. In addition, management fees increased from 3.8% of revenues in 1994 to 4.2% of revenues in 1995 because of higher revenues and increases in the management fee rate implemented in the second quarter of 1995 at four of the Initial Hotels. Franchisor fees increased $861,000, or 29.2%, between years primarily because 1994 contained a reduction in franchise fees of $600,000 from the forgiveness of accrued franchise fees at the Melbourne, Florida hotel that resulted from a renegotiation of the franchise agreement. This was offset by growth in fees as a result of improved revenues and a contractually scheduled increase in the fee rate at the Columbus, Ohio hotel. Real estate and personal property taxes, insurance and rent increased 7.5% from 1994 to 1995. This is primarily attributable to higher costs for insurance as the Initial Hotels purchased improved coverage. The gain on property insurance recovery of $670,000 recorded in 1995 related to the excess of insurance proceeds over the net book value of assets replaced at the Melbourne Quality Suites due to the damage caused by Hurricane Erin in August 1995.

     Depreciation and amortization expense increased by $855,000, or 15% primarily due to the additional depreciation on the property writeup recorded in May 1995 when the Melbourne, Berkeley and Cleveland Airport hotels redeemed their respective partnership interests held by non-Boykin Group Affiliates and Boykin Group Affiliates were admitted as new partners. Interest expense increased by $1,772,000, or 14.3% due to the new mortgage debt incurred in May 1995 to finance the redemption of the Melbourne, Berkeley and Cleveland Airport hotels' partnership interests and to refinance existing mortgage debt at the Fort Myers, Melbourne, Berkeley and Cleveland Airport hotels.

     The gain on early extinguishment of debt of $556,000 recorded in May 1995 related to the refinancing referred to above.

     Net income improved $336,000 due to the improved ADR at most of the Initial Hotels, the benefit of the Melbourne property insurance settlement and the extraordinary gain on refinancing, all of which were partially offset by higher depreciation and interest costs resulting from the May 1995 redemption of partnership interests held by certain non-Boykin Group Affiliates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow from the Percentage Leases. The Initial Lessee's obligations under the Percentage Leases are unsecured and the Initial Lessee's ability to make rent payments to the Partnership under the Percentage Leases, and the Company's liquidity, including its ability to make distributions to shareholders, are dependent on the Initial Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

     On December 31, 1996, the Company had $21,362,000 of cash and cash equivalents, primarily as the result of funds remaining from the Offering. In addition, the Company had no outstanding borrowings against the Credit Facility on December 31, 1996.

     The Company intends to acquire and selectively develop additional hotel properties and will incur indebtedness to fund such acquisitions and development. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make the required distributions. The terms of the Company's $75 million Credit Facility permit borrowings for that purpose, but impose certain limitations on the Company's ability to engage in other borrowings.

     The Credit Facility has a three-year term. Borrowings against the Credit Facility bear interest at a floating rate of prime plus .5% (8.75% at December 31, 1996) or at the Company's election, 2% over various

Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the Credit Facility. The Credit Facility requires, among other things, the maintenance of a minimum net worth, and specified coverage ratios of EBITDA to debt service and EBITDA to debt service and fixed charges.

     The Company obtained the Credit Facility to assist it in funding its acquisitions and development of additional hotels and for certain other purposes, including capital expenditures and working capital, as necessary. Borrowings under the Credit Facility are secured by first mortgages on seven of the Initial Hotels including lease revenues generated from such properties. The Company may seek to increase the amount of the Credit Facility, negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

     The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from remaining available funds from the Offering and from borrowings under the Credit Facility or other borrowings or from the proceeds of additional issuances of Common Shares or other securities.

     Subsequent to December 31, 1996, the Company acquired two hotel properties for an aggregate consideration of $16.8 million, which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under the Credit Facility. These properties were leased to the Initial Lessee, which will operate the properties under long-term Percentage Leases. Also, in March 1997 the Company purchased the real and personal property of the Whitehall Inn located in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. The Company will discontinue operations there in mid-April 1997, at which time a complete renovation of the property will begin. The renovation, which is expected to cost $4 million, will be funded from borrowings under the Credit Facility. The Company expects to begin business operations as a resort with a major hotel franchise affiliation in January 1998. The property will be leased to the Initial Lessee, which will operate the resort under a long-term Percentage Lease.

     The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures of 4% of total revenues of the Hotels. In addition, the Company intends to make funds available from the Credit Facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the period from November 4, 1996 to December 31, 1996, the Company made $622,000 of capital expenditures. The Company considers the majority of these improvements to be revenue producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

INFLATION

     The Company's revenues are based on the Percentage Leases, which result in changes in the Company's revenues based on changes in the revenues of the Hotels. Therefore, the Company relies entirely on the performance of the Hotels and the Initial Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Initial Lessee, can change room rates quickly, but competitive pressures may limit the Initial Lessee's ability to raise rates faster than inflation.

     The Company's largest expense item is the depreciation of its investments in hotel properties. The Company's other expenses (general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent) are subject to inflation and are expected to grow with the general rate of inflation.

SEASONALITY

     The Initial Hotels' operations historically have been seasonal. Seven of the Initial Hotels maintain higher occupancy rates during the second and third quarters. The two Initial Hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to make quarterly distributions at the estimated initial rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease revenue, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 1997, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information under the heading "Transactions with Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 6, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) See page F-1 for an index to financial statements.

  EXHIBITS
  ------
    3.1*    Amended and Restated Articles of Incorporation
    3.2*    Code of Regulations
    4.1*    Specimen Share Certificate
   10.1*    Limited Partnership Agreement of Boykin Hotel Properties, L.P.
   10.2*    Form of Registration Rights Agreement
   10.3*    Long-Term Incentive Plan
   10.4*    Directors' Deferred Compensation Plan
   10.5*    Employment Agreement between the Company and Robert W. Boykin
   10.6*    Employment Agreement between the Company and Raymond P. Heitland
   10.7*    Employment Agreement between the Company and Mark L. Bishop
   10.8*    Form of Percentage Lease
   10.9*    Intercompany Convertible Note
  10.10*    Agreements with General Partners of the Contributed Partnerships
  10.11*    Form of Noncompetition Agreement
  10.12*    Alignment of Interests Agreement
  11        Statement re Computation of Per Share Earnings
  21        Subsidiaries of the Registrant
  27        Financial Data Schedules

     * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                           FORWARD LOOKING STATEMENTS

     This Form 10-K contains forward looking statements. Although the Company believes that its acquisition and redevelopment plans are based upon reasonable assumptions, it can give no assurance that such expectations will be realized. Factors that could cause actual results to differ materially from the Company's expectations include the Company's financial performance, real estate market conditions, execution of the Company's hotel acquisition programs, difficulties with contractors hired to redevelop or renovate properties, changes in local or national economic conditions, and other similar risks.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

  March 28, 1997                              BOYKIN LODGING COMPANY
                                              By: /s/ Robert W. Boykin
                                              -----------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  March 28, 1997                              /s/ ROBERT W. BOYKIN
                                              -----------------------------------------------
                                              Robert W. Boykin
                                              Director, Chairman of the Board,
                                              President and Chief Executive Officer
                                              Principal Executive Officer)

  March 28, 1997                              /s/ RAYMOND P. HEITLAND
                                              -----------------------------------------------
                                              Raymond P. Heitland
                                              Director, Chief Financial Officer
                                              (Principal Accounting Officer)

  March 28, 1997                              /s/ IVAN J. WINFIELD
                                              -----------------------------------------------
                                              Ivan J. Winfield
                                              Director

  March 28, 1997                              /s/ LEE C. HOWLEY, JR.
                                              -----------------------------------------------
                                              Lee C. Howley, Jr.
                                              Director

  March 28, 1997                              /s/ FRANK E. MOSIER
                                              -----------------------------------------------
                                              Frank E. Mosier
                                              Director

  March 28, 1997
                                              -----------------------------------------------
                                              William N. Hulett III
                                              Director

  March 28, 1997                              /s/ ALBERT T. ADAMS
                                              -----------------------------------------------
                                              Albert T. Adams
                                              Director

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                         EXHIBIT                                        PAGES
                                                                                     ------------
 3.1    Amended and Restated Articles of Incorporation                                    *
 3.2    Code of Regulations                                                               *
 4.1    Specimen Share Certificate                                                        *
10.1    Limited Partnership Agreement of Boykin Hotel Properties, L.P.                    *
10.2    Form of Registration Rights Agreement                                             *
10.3    Long-Term Incentive Plan                                                          *
10.4    Directors' Deferred Compensation Plan                                             *
10.5    Employment Agreement between the Company and Robert W. Boykin                     *
10.6    Employment Agreement between the Company and Raymond P. Heitland                  *
10.7    Employment Agreement between the Company and Mark L. Bishop                       *
10.8    Form of Percentage Lease                                                          *
10.9    Intercompany Convertible Note                                                     *
10.10   Agreements with General Partners of the Contributed Partnerships                  *
10.11   Form of Noncompetition Agreement                                                  *
10.12   Alignment of Interests Agreement                                                  *
11      Statement re Computation of Per Share Earnings
21      Subsidiaries of the Registrant
27      Financial Data Schedules

---------------

* Incorporated by reference from Amendment No. 3 to the Company's registration statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
BOYKIN LODGING COMPANY:
  Report of Independent Public Accountants............................................   F-2
  Consolidated Balance Sheet as of December 31, 1996..................................   F-3
  Consolidated Statement of Operations for the Period February 8, 1996 (Inception)
     through December 31, 1996........................................................   F-4
  Consolidated Statement of Shareholders' Equity for the Period February 8, 1996
     (Inception), through December 31, 1996...........................................   F-5
  Consolidated Statement of Cash Flows for the Period February 8, 1996 (Inception),
     through December 31, 1996........................................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7
  Schedule III -- Real Estate and Accumulated Depreciation............................  F-14

INITIAL HOTELS (PREDECESSORS TO BOYKIN LODGING COMPANY):
  Report of Independent Public Accountants............................................  F-15
  Combined Balance Sheets as of November 3, 1996 and December 31, 1995................  F-16
  Combined Statements of Operations for the Period January 1, 1996, through November
     3, 1996, and the years ended December 31, 1995 and 1994..........................  F-17
  Combined Statements of Partners' Deficit for the Period January 1, 1996, through
     November 3, 1996, and the years ended December 31, 1995 and 1994.................  F-18
  Combined Statements of Cash Flows for the Period January 1, 1996, through November
     3, 1996, and the years ended December 31, 1995 and 1994..........................  F-19
  Notes to Combined Financial Statements..............................................  F-20

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES (THE INITIAL
  LESSEE):
  Report of Independent Public Accountants............................................  F-27
  Consolidated Balance Sheet as of December 31, 1996..................................  F-28
  Consolidated Statement of Operations for the Period November 4, 1996 (Inception of
     Operations), through December 31, 1996...........................................  F-29
  Consolidated Statements of Members' Capital for the Period November 4, 1996
     (Inception of Operations), through December 31, 1996.............................  F-30
  Consolidated Statement of Cash Flows for the Period November 4, 1996 (Inception of
     Operations) through December 31, 1996............................................  F-31
  Notes to Consolidated Financial Statements..........................................  F-32

BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC. AND BOPA DESIGN COMPANY
  (PREDECESSORS TO THE LESSEE):
  Report of Independent Public Accountants............................................  F-36
  Combined Statements of Net Assets as of November 3, 1996, and March 31, 1996........  F-37
  Combined Statements of Revenues and Expenses for the Period January 1, 1996, through
     November 3, 1996 and the Years Ended March 31, 1996 and 1995.....................  F-38
  Notes to Combined Financial Statements..............................................  F-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Boykin Lodging Company:

     We have audited the accompanying consolidated balance sheet of Boykin Lodging Company (an Ohio corporation) and subsidiary as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the period February 8, 1996 (inception) through December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiary as of December 31, 1996 and the results of their operations and their cash flows for the period February 8, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 25, 1997
(except with respect to the matters
discussed in Note 13, as to which
the date is March 14, 1997).

                             BOYKIN LODGING COMPANY

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996

                                 (IN THOUSANDS)

ASSETS
Investment in hotel properties, net...........................................      $113,322
Cash and cash equivalents.....................................................        21,362
Rent receivable from the lessee...............................................           306
Deferred expenses, net........................................................         1,509
Other assets..................................................................           772
                                                                                    --------
       Total assets...........................................................      $137,271
                                                                                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.........................................      $  2,433
Dividends/distributions payable...............................................         3,091
Due to lessee.................................................................           681
Minority interest in partnership..............................................        14,045
Shareholders' Equity:
  Preferred shares, without par value; 10,000,000 shares authorized; no shares
     issued and outstanding...................................................            --
  Common shares, without par value; 40,000,000 shares authorized; 9,516,251
     shares issued and outstanding, stated at.................................            --
  Additional paid-in capital..................................................       123,828
  Retained deficit............................................................        (6,807)
                                                                                    --------
                                                                                     117,021
                                                                                    --------
       Total shareholders' equity.............................................      $137,271
                                                                                    ========

          The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE PERIOD FEBRUARY 8, 1996 (INCEPTION)
                           THROUGH DECEMBER 31, 1996

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

Revenues:
  Lease revenue....................................................................  $ 3,258
  Interest income..................................................................      120
                                                                                     -------
                                                                                       3,378
                                                                                     -------
Expenses:
  Real estate related depreciation and amortization................................    1,344
  Real estate and personal property taxes, insurance and ground rent...............      620
  General and administrative.......................................................      450
  Interest expense.................................................................       54
  Amortization of deferred financing costs.........................................       69
                                                                                     -------
                                                                                       2,537
                                                                                     -------
Income before minority interest and extraordinary item.............................      841
Minority interest..................................................................      (40)
                                                                                     -------
Income before extraordinary item...................................................      801
Extraordinary item -- loss on early extinguishment of debt
  (net of $970 of minority interest)...............................................   (4,908)
                                                                                     -------
Net loss applicable to common shares...............................................  $(4,107)
                                                                                     =======
Earnings per share:
  Income before extraordinary item.................................................  $   .09
  Extraordinary item, net..........................................................     (.55)
                                                                                     -------
                                                                                     $  (.46)
                                                                                     =======
       Weighted average number of shares...........................................    8,981
                                                                                     =======

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE PERIOD FEBRUARY 8, 1996 (INCEPTION)
                           THROUGH DECEMBER 31, 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                  COMMON       PAID-IN      RETAINED
                                                  SHARES       CAPITAL      DEFICIT       TOTAL
                                                 ---------     --------     --------     --------
Issuance of common shares, net of offering
  expenses of $16,427..........................  9,516,251     $173,898     $     --     $173,898
Purchase accounting adjustment necessary to
  reflect assets at predecessor cost...........         --      (50,070)          --      (50,070)
Dividends declared.............................         --           --       (2,700)      (2,700)
Net loss.......................................         --           --       (4,107)      (4,107)
                                                 ---------     --------      -------     --------
Balance, December 31, 1996.....................  9,516,251     $123,828     $ (6,807)    $117,021
                                                 =========     ========      =======     ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE PERIOD FEBRUARY 8, 1996 (INCEPTION)
                           THROUGH DECEMBER 31, 1996

                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss.......................................................................  $  (4,107)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization...............................................      1,413
     Minority interest...........................................................        930
     Noncash portion of extraordinary item.......................................         57
     Changes in assets and liabilities:
       Rent receivable from the lessee...........................................       (306)
       Other assets..............................................................       (772)
       Accounts payable and accrued expenses.....................................      2,433
       Due to affiliates.........................................................        681
                                                                                   ---------
          Net cash provided by operating activities..............................        329
                                                                                   ---------
Cash flows from investing activities:
  Improvements and additions to hotel properties.................................       (622)
  Title insurance, transfer taxes and filing fees paid to acquire Initial Hotel
     properties..................................................................     (1,202)
                                                                                   ---------
          Net cash flow used for investing activities............................     (1,824)
                                                                                   ---------
Cash flows from financing activities:
  Net proceeds from offering.....................................................    173,898
  Payments to noncontinuing equity investors of predecessor......................     (9,111)
  Borrowings against bank credit facility........................................      2,000
  Repayment of borrowings against bank credit facility...........................     (2,000)
  Repayment of assumed mortgage indebtedness.....................................   (140,623)
  Financing costs................................................................     (1,307)
                                                                                   ---------
          Net cash flow provided by financing activities.........................     22,857
                                                                                   ---------
Net change in cash and cash equivalents..........................................     21,362
Cash and cash equivalents, beginning of period...................................         --
                                                                                   ---------
Cash and cash equivalents, end of period.........................................  $  21,362
                                                                                   =========
Supplemental cash flow information:
  Interest paid..................................................................  $      25

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND INITIAL PUBLIC OFFERING:

     Boykin Lodging Company (the Company) was incorporated February 8, 1996 to acquire equity interests in hotel properties. The Company had no operations prior to November 4, 1996. On November 4, 1996, the Company completed an initial public offering of 8,275,000 shares of common stock. An additional 1,241,250 shares of common stock were issued by the Company on November 29, 1996 upon an exercise in-full of the underwriters' over-allotment option (together with the initial public offering, the Offering). The Offering price of all shares sold was $20 per share, resulting in gross proceeds of approximately $190,325 and net proceeds (less the underwriters' discount and offering expenses) of approximately $173,898. The Company contributed all of the net proceeds of the Offering to Boykin Hotel Properties, L.P., a limited partnership (the Partnership) in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000 Intercompany Convertible Note (the Note). The Note matures on the fifth anniversary of the closing of the Offering. Interest on the Note accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum on the third anniversary of the completion of the Offering, and is payable quarterly. The Note may be prepaid in full, but not in part, at any time. The Company will have the right to convert the Note after the second anniversary of the completion of the Offering, and prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the initial offering price of the Company's common shares (and assuming that the value of one Partnership unit equals the value of one common share). On conversion of the Note, the Company will receive an additional general partnership interest in the Partnership of 2.9%. Assuming conversion of the Note, the Company has an 87.4% general partnership interest in the Partnership. The Company is the sole general partner of the Partnership. The
Note is secured by mortgages on certain hotel properties.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the Initial Hotels) from various entities, to finance certain capital improvements, and for general working capital purposes. The Partnership leases the nine hotels to Boykin Management Company Limited Liability Company (the Lessee) pursuant to leases which contain provisions for rent based on the revenues of the hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee holds the franchise agreement for each hotel. The Lessee is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

     Pursuant to the Partnership Agreement, the limited partners of the Partnership received exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at the Company's election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares initially issuable to the limited partners upon exercise of the exchange rights is 1,378,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company.

  Basis of Presentation

     The Company exercises unilateral control over the Partnership. Therefore, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

                             BOYKIN LODGING COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Investment in Hotel Properties

     Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 20 to 30 years for buildings and improvements and 3 to 20 years for furniture and equipment.

     In accounting for the acquisitions of the hotels discussed in Note 1, purchase accounting was applied to those hotel properties in which (i) non-affiliated persons exchanged their interests for units of the Partnership or cash, or (ii) affiliated persons exchanged their interests for cash consideration. The exchange of ownership interests by affiliated persons for units of the Partnership did not result in purchase accounting adjustments to historical net book values as such transactions were between entities under common control.

     The Company reviews the hotel properties for impairment when events or changes in circumstances indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value would be recorded and an impairment loss would be recognized. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in hotel properties.

  Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

  Deferred Expenses and Other Assets

     Included in deferred expenses and other assets at December 31, 1996 are the following:

            Financing costs.............................................  $1,307
            Franchise fees..............................................     276
                                                                          ------
                                                                           1,583
            Accumulated amortization....................................     (74)
                                                                          ------
                                                                          $1,509
                                                                          ======

     Deferred financing costs are being amortized over the three-year term of the related credit agreement. Accumulated amortization at December 31, 1996 was $69.

     Deferred franchise fees are being amortized on a straight-line basis over the terms of related franchise agreements. Accumulated amortization at December 31, 1996 was $5.

  Dividends/Distributions

     The Company pays dividends which are dependent upon the receipt of distributions from the Partnership.

  Revenue Recognition

     The Company recognizes lease revenue on an accrual basis over the terms of the respective Percentage Leases.

                             BOYKIN LODGING COMPANY

  Minority Interest

     Minority interest in the Partnership represents the limited partners' actual proportionate share of the equity in the Partnership. Income is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

  Income Taxes

     No provision for income taxes has been reflected in the accompanying consolidated financial statements, since the Company has a taxable loss for its initial period February 8, 1996 through December 31, 1996.

     With the filing of its initial federal income tax return, the Company will elect to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Therefore, the Company should not have federal taxable income to the extent that the Company distributes all of its taxable income to its shareholders.

     The Company's earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to stockholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation. Dividends payable to shareholders at December 31, 1996 represent a 100% return of capital for federal income tax purposes.

  Net Income Per Share and Partnership Units

     Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 8,981,000 for the period November 4, 1996 through December 31, 1996. At December 31, 1996, a total of 1,378,000 limited partnership units were issued and outstanding. The weighted average number of common shares and limited partnership units outstanding for the same period was 10,359,000.

  Fair Value of Financial Instruments

     For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Cash and cash equivalents, due to their short maturities, are carried at amounts which reasonably approximate fair value.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             BOYKIN LODGING COMPANY

3.  INVESTMENT IN HOTEL PROPERTIES:

     Investment in hotel properties as of December 31, 1996 consists of the following:

            Land......................................................  $ 10,892
            Buildings and improvements................................    89,337
            Furniture and equipment...................................    13,707
            Construction in progress..................................       725
                                                                        --------
                                                                         114,661
            Less- Accumulated depreciation............................    (1,339)
                                                                        --------
                                                                        $113,322
                                                                        ========

     The nine hotel properties (collectively, the Initial Hotels) owned by the Company at December 31, 1996 are located in Ohio (3), Florida (2), North Carolina (2), New York (1) and California (1) and are subject to leases as described in Note 7.

4.  CREDIT FACILITY:

     In November 1996, the Company obtained a three-year commitment for a $75,000 credit facility to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings against the credit facility bear interest at a floating rate of prime rate plus .5% (8.75% at December 31, 1996) or, at the Company's election, 2% over various Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the credit facility. As of December 31, 1996, the Company had no outstanding borrowings against the credit facility.

     The credit facility is secured by mortgage interests in seven of the Initial Hotel properties including lease revenues generated from such properties.

     The credit facility requires, among other things, the Company to maintain a minimum net worth, a specified coverage ratio of EBITDA to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status. The Company was in compliance with its covenants at December 31, 1996.

5.  DESCRIPTION OF CAPITAL STOCK:

  Common Shares

     Holders of the Company's common shares are entitled to receive dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefor. The holders of common shares, upon any liquidation, dissolution or winding-up of the Company, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Company and all preferences of the holders of any outstanding preferred shares. The common shares possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of common shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

  Preferred Shares

     The Board of Directors is authorized to provide for the issuance of two classes of preferred shares (collectively, the Preferred Shares), each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. An aggregate of ten million Preferred Shares are

                             BOYKIN LODGING COMPANY
authorized. Because the Board of Directors has the power to establish the preferences and rights of each series of Preferred Shares, the Board of Directors may afford the holders of any series of Preferred Shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of Preferred Shares could have the effect of delaying or preventing a change in control of the Company. No Preferred Shares had been issued or were outstanding as of December 31, 1996.

6.  EXTRAORDINARY ITEM:

     In acquiring the Initial Hotels, the Partnership assumed the underlying mortgage indebtedness of the properties. Using a portion of the proceeds from
(i) the sale of the general partnership interest to the Company, and (ii) the Note, the Partnership retired all of the mortgage indebtedness. In connection therewith, an extraordinary loss of $5,878 was incurred for the payment of prepayment penalties and other fees ($5,821) and the writeoff of deferred financing costs ($57).

7.  PERCENTAGE LEASE AGREEMENTS:

     The Percentage Leases have noncancelable terms ranging from four to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1997, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 6% of such revenues. Percentage Lease revenue for the period November 4, 1996 through December 31, 1996 was $3,258, of which approximately $306 was in excess of minimum rent.

     Future minimum rentals (ignoring CPI increases) to be received by the Company from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

            1997......................................................  $ 18,640
            1998......................................................    18,640
            1999......................................................    18,640
            2000......................................................    18,640
            2001......................................................    12,737
            Thereafter................................................    31,455
                                                                        --------
                                                                        $118,752
                                                                        ========

8.  SHARE COMPENSATION PLANS:

     The Company has a Long-Term Incentive Plan (LTIP) which provides for the granting to eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 1,000,000 common shares for issuance under the LTIP. The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of the Company's common shares on the grant date. On November 4, 1996, the Company granted options to purchase an aggregate of 400,000 common shares to certain executives. No other awards or grants have been made under the LTIP as of December 31, 1996.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If the Company had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates

                             BOYKIN LODGING COMPANY
for option awards consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below.

                                                            AS REPORTED     PRO FORMA
                                                            -----------     ---------
            Net loss......................................    $(4,107)       $(4,166)
            Net loss per share............................       (.46)          (.46)

The fair value of employee share options used to compute the pro forma net loss and net loss per share disclosures is the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 7.75%; expected volatility of 17.3%; a risk free interest rate of 6.32% and an expected holding period of 8.5 years.

     On November 4, 1996, nonemployee directors received options for the purchase of an aggregate of 25,000 shares, exercisable at $20 per share on and after November 4, 1997. These options have a term of 10 years and will vest fully one year after the grant date.

     At December 31, 1996, the Company had outstanding 425,000 options to purchase shares at a weighted average exercise price of $20, none of which were exercisable at December 31, 1996.

     The weighted average fair value of the Company's options granted during the period ended December 31, 1996 is $1.59 per option.

9.  COMMITMENTS:

     The Percentage Leases require the Company to establish aggregate minimum reserves of 4% of total revenue of the Initial Hotels for capital expenditures. The Company intends to use the capital expenditures reserve for the replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures although it may make other uses of the amounts in the fund that it considers appropriate from time to time.

  Other

     The land on which one of the Initial Hotels is located is leased under an operating lease agreement expiring in 2033 which can be extended to 2051. The lease requires minimum annual rentals of $100, and percentage rentals based on hotel revenues. The Partnership or the Initial Hotel, as applicable, is responsible for all taxes, insurance and maintenance on the property. Rental expense charged to operations for the land lease was as follows:

            Minimum rent..................................................  $  8
            Percentage rent...............................................   100
                                                                            ----
                                                                            $108
                                                                            ====

10.  RELATED PARTY TRANSACTIONS:

     The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of the Lessee. The Lessee was the sole source of the Company's Percentage Lease revenue in 1996. At December 31, 1996, the Company has rent receivable of $306 due from the Lessee.

     At December 31, 1996, the Company has a payable to the Lessee of $681, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.

     The Initial Hotels were acquired by the Partnership from entities in which certain officers of the Company and their affiliates had substantial ownership interests. These officers and their affiliates received 1,222,143 Partnership units in exchange for their interests in the hotel properties.

                             BOYKIN LODGING COMPANY

11.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     During the period November 4, 1996 to December 31, 1996, noncash investing and financing transactions were as follows: (i) in connection with the Offering, approximately $64,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $140,000 of debt, and (ii) approximately $3,000 of dividends and Partnership distributions were declared but not paid as of December 31, 1996.

12.  PRO FORMA FINANCIAL INFORMATION:

     The pro forma financial information set forth below is presented as if the Offering and the related formation transactions had been consummated as of January 1, 1995. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Offering and the related formation transactions had been consummated as of January 1, 1995 nor does it purport to represent the results of operations for future periods.

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                           (UNAUDITED)
    Lease revenue....................................................  $27,811     $25,521
    Interest income..................................................      120          --
                                                                       -------     -------
      Total revenue..................................................   27,931      25,521
    Real estate related depreciation and amortization................    8,136       8,136
    Real estate and personal property taxes, insurance and ground
      rent...........................................................    4,058       3,893
    General and administrative.......................................    1,450       1,450
    Amortization of deferred financing costs.........................      436         436
                                                                       -------     -------
    Income before minority interest and extraordinary item...........   13,851      11,606
    Minority interest................................................    1,557       1,210
                                                                       -------     -------
    Income before extraordinary item.................................  $12,294     $10,396
                                                                       =======     =======
    Income per share before extraordinary item.......................  $  1.29     $  1.09
                                                                       =======     =======

13.  SUBSEQUENT EVENTS:

     Subsequent to December 31, 1996, the Company acquired two hotel properties for an aggregate consideration of $16.8 million which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under the credit facility. These properties were leased to the Lessee which will operate the properties under long-term Percentage Leases. Also, in March 1997, the Company purchased the real and personal property of the Whitehall Inn located in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. The Company will discontinue operations at the Whitehall Inn in April 1997 at which time a complete renovation of the property will begin. The renovation, which is expected to cost $4 million, will be funded from borrowings under the credit facility. The Company expects to begin business operations as a resort with a major hotel franchise affiliation in January 1998. The property will be leased to the Lessee which will manage the resort under a long-term Percentage Lease.

                             BOYKIN LODGING COMPANY

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO           GROSS AMOUNTS AT WHICH
                                             INITIAL COST            ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                        ----------------------  ---------------------  --------------------------------
                                                 BUILDINGS AND          BUILDINGS AND           BUILDINGS AND
       DESCRIPTION        ENCUMBRANCES   LAND    IMPROVEMENTS    LAND   IMPROVEMENTS    LAND    IMPROVEMENTS   TOTAL(A)
--------------------------------------  -------  -------------  ------  -------------  -------  -------------  --------
Berkeley Marina Marriott,
  Berkeley, California....    $   --    $    --     $10,807     $           $  10      $    --     $10,817     $ 10,817
Buffalo Marriott,
  Buffalo, New York.......        --      1,164      15,174         --         --        1,164      15,174       16,338
Cleveland Airport
  Marriott,
  Cleveland, Ohio.........        --      1,175      11,441         --         --        1,175      11,441       12,616
Cleveland Marriott East,
  Beachwood, Ohio.........        --      1,918      19,514         --        101        1,918      19,615       21,533
Columbus Marriott North,
  Columbus, Ohio..........        --      1,635      12,873         --         76        1,635      12,949       14,584
Melbourne Oceanfront
  Quality
  Suites Inn, Melbourne,
  Florida.................        --      3,092       7,819         --        254        3,092       8,073       11,165
Radisson Inn Sanibel
  Gateway,
  Ft. Myers, Florida......        --        718       2,686         --         --          718       2,686        3,404
Hampton Inn,
  Charlotte, North
  Carolina................        --        490       4,131         --          1          490       4,132        4,622
Holiday Inn,
  Charlotte, North
  Carolina................        --        700       4,435         --         15          700       4,450        5,150
                             ------     -------     -------     -------   -------      -------     -------     --------
    Total.................    $   --    $10,892     $88,880     $   --      $ 457      $10,892     $89,337     $100,229
                             ======     =======     =======     =======   =======      =======     =======     ========


                             ACCUMULATED                                                   LIFE ON WHICH
                            DEPRECIATION     NET BOOK VALUE                               DEPRECIATION IN
                            BUILDINGS AND  LAND AND BUILDINGS    DATE OF       DATE OF    INCOME STATEMENT
       DESCRIPTION          IMPROVEMENTS    AND IMPROVEMENTS   CONSTRUCTION  ACQUISITION    IS COMPUTED
--------------------------  -------------  ------------------  ------------  -----------  ----------------
Berkeley Marina Marriott,
  Berkeley, California....      $  91           $ 10,726           1972          1996         20 years
Buffalo Marriott,
  Buffalo, New York.......        103             16,235           1981          1996         25 years
Cleveland Airport
  Marriott,
  Cleveland, Ohio.........        103             12,513           1970          1996         20 years
Cleveland Marriott East,
  Beachwood, Ohio.........        135             21,398           1977          1996         25 years
Columbus Marriott North,
  Columbus, Ohio..........         90             14,494           1981          1996         25 years
Melbourne Oceanfront
  Quality
  Suites Inn, Melbourne,
  Florida.................         45             11,120           1986          1996         30 years
Radisson Inn Sanibel
  Gateway,
  Ft. Myers, Florida......         15              3,389           1986          1996         30 years
Hampton Inn,
  Charlotte, North
  Carolina................         23              4,599           1991          1996         30 years
Holiday Inn,
  Charlotte, North
  Carolina................         25              5,125           1987          1996         30 years
                                 ----            -------
    Total.................      $ 630           $ 99,599
                                 ====            =======

---------------

(a) Aggregate cost for federal income tax reporting purposes at December 31, 1996 is as follows:

            Land.............................................  $  8,572
            Buildings and improvements.......................    98,405
                                                               --------
                                                               $106,977
                                                               ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boykin Lodging Company:

     We have audited the accompanying combined balance sheets of the Initial Hotels, as defined in Note 1 to the combined financial statements, as of November 3, 1996 and December 31, 1995, and the related combined statements of operations, partners' deficit and cash flows for the period January 1, 1996 to November 3, 1996 and the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Initial Hotels as of November 3, 1996 and December 31, 1995, and the combined results of their operations and their cash flows for the period January 1, 1996 to November 3, 1996 and the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 25, 1997.

                                 INITIAL HOTELS

                            COMBINED BALANCE SHEETS

                  AS OF NOVEMBER 3, 1996 AND DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                                                NOVEMBER 3,     DECEMBER 31,
                                                                   1996             1995
                                                                -----------     ------------
ASSETS
Investments in hotel properties, at cost:
  Land........................................................   $   8,572        $  7,382
  Buildings and improvements..................................      97,213          89,371
  Furniture and equipment.....................................      38,842          36,099
  Construction in progress....................................       1,054           1,036
                                                                  --------        --------
                                                                   145,681         133,888
  Less- Accumulated depreciation..............................      69,080          63,311
                                                                  --------        --------
  Net investment in hotel properties..........................      76,601          70,577
Cash and cash equivalents.....................................       5,302           2,909
Accounts receivable, net of allowance for doubtful accounts of
  $20 at November 3, 1996 and $34 at December 31, 1995........       4,290           2,369
Insurance claim receivable....................................          --             913
Receivables from affiliate....................................         625             129
Inventories...................................................         458             480
Prepaids and other assets.....................................       1,079             788
Cash held in escrow...........................................       2,370           2,607
Deferred expenses, net........................................       2,315           2,560
                                                                  --------        --------
                                                                 $  93,040        $ 83,332
                                                                  ========        ========

LIABILITIES AND PARTNERS' DEFICIT
Mortgage notes payable........................................   $ 132,588        $122,203
Advances from and accrued interest due to partners............       7,979           7,751
Accounts payable:
  Trade.......................................................       1,703           1,490
  Affiliate...................................................           4              75
  Management fees to related party............................       1,166             943
  Bank overdraft..............................................         138           1,402
Accrued expenses and other liabilities........................       6,961           5,728
Commitments and contingencies.................................
                                                                  --------        --------
                                                                   150,539         139,592
Partners' deficit.............................................     (57,499)        (56,260)
                                                                  --------        --------
                                                                 $  93,040        $ 83,332
                                                                  ========        ========

            The accompanying notes to combined financial statements
             are an integral part of these combined balance sheets.

                                 INITIAL HOTELS

                       COMBINED STATEMENTS OF OPERATIONS

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                 (IN THOUSANDS)

                                                                PERIOD
                                                              JANUARY 1,        YEARS ENDED
                                                                THROUGH         DECEMBER 31,
                                                              NOVEMBER 3,    ------------------
                                                                 1996         1995       1994
                                                              -----------    -------    -------
Revenues from hotel operations:
  Room revenue..............................................    $51,627      $50,730    $48,652
  Food and beverage revenue.................................     20,062       22,984     22,811
  Other revenue.............................................      4,148        4,490      4,092
                                                                -------      -------    -------
     Total revenues.........................................     75,837       78,204     75,555
                                                                -------      -------    -------
Expenses:
  Departmental expenses:
     Rooms..................................................     11,683       11,896     11,869
     Food and beverage......................................     14,613       16,597     16,924
     Other..................................................      2,124        2,313      1,986
  General and administrative................................      6,574        6,832      6,906
  Advertising and promotion.................................      3,027        3,253      3,191
  Utilities.................................................      3,039        3,245      3,346
  Management fees to related party..........................      3,366        3,280      2,882
  Franchisor royalties and other charges....................      4,081        3,813      2,952
  Repairs and maintenance...................................      3,468        3,771      3,728
  Real estate and personal property taxes, insurance and
     rent...................................................      3,228        3,579      3,329
  Interest expense..........................................     12,802       13,430     11,324
  Interest expense on partner advances......................        628          739      1,073
  Depreciation and amortization.............................      6,308        6,545      5,690
  Unallocated business interruption insurance (income)
     expense................................................        118         (474)        --
  Gain on property insurance recovery.......................        (32)        (670)        --
  Other.....................................................        274          103        183
                                                                -------      -------    -------
     Total expenses.........................................     75,301       78,922     75,383
                                                                -------      -------    -------
     Income (loss) before extraordinary item................        536          (48)       172
Extraordinary item -- gain (loss) on early extinguishment of
  debt......................................................     (1,315)         556         --
                                                                -------      -------    -------
Net income (loss)...........................................    $  (779)     $   508    $   172
                                                                =======      =======    =======

            The accompanying notes to combined financial statements
               are an integral part of these combined statements.

                                 INITIAL HOTELS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                 (IN THOUSANDS)

                                                                                  NET
                                                                                COMBINED
                                                                                PARTNERS'
                                                                                (DEFICIT)
                                                                                --------
     Balance, December 31, 1993.............................................    $(66,795)
       Net income...........................................................         172
       Cash distributions...................................................        (574)
                                                                                --------
     Balance, December 31, 1994.............................................     (67,197)
       Net income...........................................................         508
       Capital contributions................................................       7,811
       Cash distributions...................................................      (2,015)
       Redemption of partnership interests, net of $9,357
          aggregate cash redemption payments................................       4,633
                                                                                --------
     Balance, December 31, 1995.............................................     (56,260)
       Net loss.............................................................        (779)
       Capital contributions................................................       1,638
       Cash distributions...................................................      (2,029)
       Net loss of Pacific Ohio Partners for the period October 1, 1995 to
          December 31, 1995 excluded from these statements..................         (69)
                                                                                --------
     Balance, November 3, 1996..............................................    $(57,499)
                                                                                ========

            The accompanying notes to combined financial statements
               are an integral part of these combined statements.

                                 INITIAL HOTELS

                       COMBINED STATEMENTS OF CASH FLOWS

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                 (IN THOUSANDS)

                                                            PERIOD
                                                          JANUARY 1,          YEARS ENDED
                                                            THROUGH           DECEMBER 31,
                                                          NOVEMBER 3,     --------------------
                                                             1996           1995        1994
                                                          -----------     --------     -------
Cash flows from operating activities:
  Net income (loss).....................................   $    (779)     $    508     $   172
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Net loss of Pacific Ohio Partners for the period
       October 1, 1995 to December 31, 1995, excluded
       from the combined statements of operations.......         (69)           --          --
     Depreciation and amortization expense..............       8,897         7,645       5,756
     Deferred interest expense on partner advances......         628           705         989
     Extraordinary loss (gain) on early extinguishment
       of debt..........................................       1,315          (556)         --
     Gain on property insurance recovery................          --          (670)         --
     Payments for franchise fees and other deferred
       costs............................................        (156)           --          --
     Changes in assets and liabilities --
       Receivables......................................      (1,824)         (264)        155
       Inventories, prepaids and other assets...........        (269)         (221)        311
       Cash held in escrow..............................         237          (711)         61
       Accounts payable, accrued expenses and other
          liabilities...................................         334           739         256
                                                            --------       -------     -------
          Net cash provided by operating activities.....       8,314         7,175       7,700
                                                            --------       -------     -------
Cash flows from investing activities:
  Improvements and additions to hotel properties, net...      (3,061)       (5,366)     (4,746)
  Acquisition of hotels.................................      (9,721)           --          --
  Property insurance proceeds received, net.............         320         1,122          --
                                                            --------       -------     -------
          Net cash used for investing activities........     (12,462)       (4,244)     (4,746)
                                                            --------       -------     -------
Cash flows from financing activities:
  Principal payments on mortgage notes payable..........   $ (43,417)     $(54,082)    $  (872)
  Proceeds from refinancing and new borrowings of
     mortgage debt......................................      51,173        66,250          --
  Payment of debt prepayment premium and debt issuance
     costs..............................................        (424)       (4,473)         --
  Payments on advances from partners....................        (400)         (529)        (42)
  Capital contributions.................................       1,638           188          --
  Cash distributions paid...............................      (2,029)       (2,015)       (574)
  Redemptions of partnership interests..................          --        (9,357)         --
                                                            --------       -------     -------
          Net cash provided by (used for) financing
            activities..................................       6,541        (4,018)     (1,488)
                                                            --------       -------     -------
Net change in cash and cash equivalents.................       2,393        (1,087)      1,466
Cash and cash equivalents at beginning of period........       2,909         3,996       2,530
                                                            --------       -------     -------
Cash and cash equivalents at end of period..............   $   5,302      $  2,909     $ 3,996
                                                            ========       =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..............   $  10,088      $ 12,056     $11,499
Supplemental schedule of noncash investing and financing
  activities:
  Contributions of partner advances to capital..........   $      --      $  7,623     $    --
  Mortgage principal forgiven...........................          --         2,335          --
  Prepayment penalty financed with additional
     borrowing..........................................       1,246            --          --

            The accompanying notes to combined financial statements
               are an integral part of these combined statements.

                                 INITIAL HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

             AS OF NOVEMBER 3, 1996 AND DECEMBER 31, 1995 AND 1994

                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

  Organization

     The Initial Hotels consist of the following hotels:

                                                              NUMBER OF
           PROPERTY NAME                    LOCATION            ROOMS
-----------------------------------  -----------------------  ---------
Berkeley Marina Marriott...........  Berkeley, California        373
Buffalo Marriott...................  Buffalo, New York           356
Cleveland Airport Marriott.........  Cleveland, Ohio             375
Cleveland Marriott East............  Beachwood, Ohio             403
Columbus Marriott North............  Columbus, Ohio              300
Melbourne Quality Suites Inn.......  Melbourne, Florida          208
Radisson Inn Sanibel Gateway.......  Ft. Myers, Florida          157
Hampton Inn........................  Charlotte, N. Carolina      117
Holiday Inn........................  Charlotte, N. Carolina      119

     Boykin Management Company (BMC) was involved in the development of each of the above hotels except the Hampton Inn and Holiday Inn and has managed all of the Initial Hotels excluding the Hampton Inn and Holiday Inn since their respective inceptions. The hotels were owned by partnerships (Boykin Partnerships) in which the shareholders of The Boykin Company (TBC), BMC's parent company, and certain officers and employees of BMC (collectively, BMC Affiliates) have significant direct and indirect ownership interests.

     As of November 3, 1996, the Initial Hotels were owned as follows:

                                                                          PARTNERSHIP
                                                                            INTEREST
                                                                       ------------------
                                                                          BMC       THIRD
                                                                       AFFILIATES   PARTY
                                                                       ----------   -----
        Berkeley Marina Associates, L.P. (BMLP)......................     100%        0%
        Buffalo Hotel Joint Venture (BHJV)...........................      50%       50%
        Pacific Ohio Partners (POP)..................................     100%        0%
        Beachwood Hotel Joint Venture (Beachwood)....................      35%       65%
        Columbus Hotel Joint Venture (CHJV)..........................      50%       50%
        Melbourne Oceanfront Hotel Associates (MOHA).................     100%        0%
        Fort Myers Hotel Partnership (FMHP)..........................     100%        0%
        B.B.G., I, L.L.C. (BBG)......................................      46%       54%

     Boykin Lodging Company (the Company) is an Ohio corporation which has been established to acquire equity interests in hotel properties.

     The Company sold 8,275,000 shares of its common stock in an initial public offering on November 4, 1996. On November 29, 1996, the underwriters exercised their overallotment option and purchased an additional 1,241,250 of the Company's common shares (together with the initial public offering, the Offering). The Company contributed all of the net proceeds of the Offering to Boykin Hotel Properties, L.P., an Ohio limited partnership (the Partnership) in exchange for an approximate 84.5% general partnership interest and a $40 million convertible note (the Note). The Company will elect to be taxed as a real estate investment trust pursuant to Sections 856 -- 860 of the Internal Revenue Code.

     The partners of the Boykin Partnerships contributed their respective partnership interests to the Partnership in exchange for cash and partnership interests. The Partnership used a portion of the proceeds from the sale of the general partnership interest and the Note to the Company to retire mortgage indebtedness

                                 INITIAL HOTELS
encumbering the Initial Hotels. All of the Initial Hotels are leased to Boykin Management Company Limited Liability Company (the Lessee) pursuant to operating leases which contain provisions for rent based on the revenues of the Initial Hotels. The Lessee is an affiliate of TBC.

  Basis of Presentation

     Management believes that these combined financial statements result in a more meaningful presentation of the Initial Hotel businesses acquired by the Partnership and thus appropriately reflect the historical financial position and results of operations of the predecessor of the Company. All significant intercompany balances and transactions have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Accounting Periods

     For 1994 and 1995, all of the Boykin Partnerships except POP and BBG have been included in the accompanying combined financial statements based on a December 31 year-end. The accompanying combined financial statements as of December 31, 1994 and 1995 include the accounts of POP as of September 30, 1994 and 1995. See Note 3 for discussion of BBG.

     For the period ended November 3, 1996, POP's operating results were adjusted to exclude the three-month period October 1, 1995 to December 31, 1995. The total revenues and net loss of POP excluded from the combined statements of operations for the period ended November 3, 1996 were $3,328 and $69, respectively.

     In the opinion of management, the effect of nonconforming period ends is not material to the combined financial statements.

  Hotel Properties

     Hotel properties are stated at cost. Depreciation is computed using primarily the straight-line method based upon the following estimated useful lives:

            Buildings and improvements...............................  7-40 years
            Furniture and equipment..................................  3-20 years

     The partners and management of the Boykin Partnerships review the hotel properties for impairment when events or changes in circumstances indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value would be recorded and an impairment loss would be recognized. No such impairment losses have been recognized.

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in the determination of net income or loss.

  Cash and Cash Equivalents

     All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

                                 INITIAL HOTELS

  Inventories

     Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

  Cash Held in Escrow

     Cash held in escrow consists of amounts for real estate taxes remitted to the lenders which hold the mortgages on the hotel facilities and amounts deposited for the replacement of hotel real and personal property pursuant to the terms of certain mortgage and franchise agreements.

  Deferred Expenses

     Deferred expenses consist of initial franchise fees and deferred loan costs. Amortization of initial franchise fees is computed on a straight-line basis over the terms of the franchise agreements while deferred loan costs are amortized over the terms of the related loan agreements. The amortization of deferred loan costs of $805, $519 and $66 for the period ended November 3, 1996, and for the years ended December 31, 1995 and 1994, respectively, is included in interest expense in the accompanying combined statements of operations. Accumulated amortization of deferred expenses was $1,472 and $1,002 at November 3, 1996 and December 31, 1995, respectively.

  Revenue Recognition

     Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

  Income Taxes

     The Boykin Partnerships are not subject to federal or state income taxes; however, they must file informational income tax returns and the partners must take income or loss of the Boykin Partnerships into consideration when filing their respective tax returns.

  Management's Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITION:

     On February 8, 1996, BBG acquired the Holiday Inn and Hampton Inn from Norman Associates and Norman Associates II in exchange for aggregate cash consideration of $9,721. BBG funded the purchase price with first and second mortgage debt borrowings aggregating $9,500 and contributed capital. The acquisition was accounted for as a purchase and, accordingly, the operating results of the Holiday Inn and Hampton Inn have been included in the accompanying combined financial statements commencing February 8, 1996.

4.  MORTGAGE NOTES PAYABLE:

     Mortgage notes payable had various repayment terms and had various scheduled maturity dates during the period 1998 to 2004. Interest rates on the mortgage notes ranged from 8.54% to 13.25%. Certain of the mortgage notes required the payment of additional interest upon maturity or repayment in full. The additional

                                 INITIAL HOTELS
interest was charged to interest expense utilizing the effective interest rate method over the contractual term of the notes and was $1,383 for the period ended November 3, 1996 and $583 for the year ended December 31, 1995. All of the mortgage notes payable were collateralized by investments in hotel properties and were paid off with a portion of the proceeds from the Offering.

  Debt Extinguishment

     In May 1995, FMHP, MOHA, POP and BMLP refinanced their respective existing mortgage indebtedness, realizing a net extraordinary gain of $556 on the early extinguishment of debt. The net extraordinary gain was related to the forgiveness of $2,335 of principal due on the FMHP mortgage reduced by the payment of prepayment premiums and the writeoff of unamortized deferred financing costs on the POP and BMLP mortgages. In addition to retiring existing indebtedness, the refinancing proceeds were used to redeem partnership interests held by non-BMC Affiliate partners of BMLP, MOHA and POP (Note 8).

     The refinancing and concurrent payment of a prepayment penalty on the BHJV note resulted in an extraordinary loss due to the early extinguishment of debt in the amount of $1,315 for the period ended November 3, 1996.

5.  PROPERTY DAMAGE FROM HURRICANE:

     On August 2, 1995, certain hotel property of MOHA was damaged by wind-driven rain associated with hurricane Erin. The damage led to the temporary closure of the hotel until restoration of the damaged property took place. The temporary closure reduced the available room nights for the year ended December 31, 1995 by 20,430 rooms, or 27% of the otherwise available room nights. Management estimated that the temporary closure resulted in $1,261 in lost revenue, and $1,093 in lost net income.

     MOHA made a business interruption insurance claim for reimbursement of the lost net income. Included in the combined statement of operations for the year ended December 31, 1995 was $1,093 of income related to this claim. This income was offset against departmental expenses and various other expense categories in the aggregate amounts of $178 and $441, respectively.

     In addition, MOHA made a property insurance claim for the damage to hotel property. The difference between the proceeds received from this claim and the net book value of the damaged property was reflected in the combined statement of operations for 1995 as a gain on property insurance recovery. The costs of replacing and renovating the damaged property have been capitalized as additions to hotel property in the accompanying combined balance sheet.

     MOHA submitted its claims to its insurance carrier in 1995, and believed that the claims were in accordance with the terms of the related insurance policies. However, in 1996 the business interruption insurance claim was settled for $975. Accordingly, a loss of $118 has been reflected in the accompanying combined statements of operations for the period ended November 3, 1996. The insurance carrier did not adjust the property insurance claim.

6.  RELATED PARTY TRANSACTIONS:

     A substantial portion of the Initial Hotels' management and accounting functions were performed by BMC, for a fee computed as specified in each hotel's management agreement. The base management fee is based on percentages of hotel revenues of 3% or 3.5% except for the Holiday Inn and Hampton Inn for which the fees are calculated as 5% of hotel revenues. In addition, if specified operating results are achieved, an incentive fee was due to BMC. The management agreements with BMC expired at various dates through September 30, 2010.

     Certain other costs relating to purchasing and design services are incurred by an affiliate of BMC and billed to the hotels. Such purchases approximated $110, $143 and $148 for the period ended November 3,

                                 INITIAL HOTELS

1996 and the years ended December 31, 1995 and 1994, respectively. Furthermore, the hotels made purchases of hotel furnishings through an affiliate of BMC. These purchases amounted to approximately $956, $2,531 and $1,823 for the period ended November 3, 1996 and the years ended December 31, 1995 and 1994, respectively.

     Receivables from and payables to affiliates represent amounts due from or to BMC and its affiliates applicable to insurance charges and various other items.

     BBG paid a 1% asset management fee to an affiliate of its third-party owner.

     Until October 1994, the hotels maintained a "fully insured program under a Minimum Premium Contract" for various insurance benefits offered to enrolled employees under an insurance plan which included other entities affiliated with BMC. The hotels provided a pro-rata share of expense required by the plan which was based upon enrolled employees at each hotel. The total amount of such shared expenses billed to the hotels approximated $1,176 for 1994. In October 1994, the plan was terminated and replaced with a fully-insured plan which requires the payment of monthly premiums.

7.  ADVANCES FROM PARTNERS:

     Partner advances consisted of the following:

                                                                NOVEMBER 3,     DECEMBER 31,
                                                                   1996             1995
                                                                -----------     ------------
Advances from partners used to complete construction and to
  fund operation, bearing interest at 10% per annum...........    $ 2,637          $2,637
Accrued interest payable on advances from partners............      5,342           5,114
                                                                   ------          ------
                                                                  $ 7,979          $7,751
                                                                   ======          ======

     The advances from partners and related accrued interest therein were paid off by the Partnership with a portion of the proceeds from the Offering.

     Total interest expense on partner advances was $628 for the period ended November 3, 1996 and $739 and $1,073 for the years ended December 31, 1995 and 1994, respectively.

8.  CHANGES IN OWNERSHIP:

     In May 1995, in connection with the refinancing discussed in Note 4, MOHA, BMLP and POP redeemed their respective partnership interests held by non-BMC Affiliates and BMC Affiliates were admitted as new partners. In addition, FMHP redeemed its partnership interest held by BMLP. As a result of the redemptions, BMC Affiliates own 100% of these partnerships. The aggregate cash redemption price paid to non-BMC Affiliates was $9,357. For each partnership, the difference between the redemption price paid and the related capital account balances of the partners redeemed was recorded as an adjustment of the carrying value of the respective investments in hotel properties of MOHA, FMHP, BMLP and POP.

     The purchase accounting adjustment recorded, which was equal to the cash paid to redeem the partnership interests plus the deficit capital account balances of the redeemed partners at the time of the redemptions, was an aggregate increase in the carrying value of the investments in hotel property as follows:

            Buildings and improvements.................................   $10,230
            Furniture and equipment....................................     3,760
                                                                          -------
                                                                          $13,990
                                                                          =======

                                 INITIAL HOTELS

9.  COMMITMENTS AND CONTINGENCIES:

  Claims and Legal Matters

     Certain of the hotels are involved in claims and legal matters incidental to their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of the hotels.

  Franchise Agreements

     Under the terms of hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. For eight of the hotels, fees are computed based upon percentages of gross room revenues. At November 3, 1996, the franchise royalty fees payable by the Initial Hotels ranged from 3% to 6% of room revenues while the fees for advertising services ranged from .8% to 4%. For MOHA, the payment is a flat fee ranging from $6 per month in 1994 to $12 per month in 1998; in 1999 and thereafter, the fee at MOHA will be at 6% of gross room revenues. The franchise agreements expire at various dates through 2014.

     In January 1994, MOHA executed an amended franchise agreement. The amended agreement provided for the forgiveness of $600 of unpaid fees accrued under the original franchise agreement through December 31, 1993. Such amount is reflected as a reduction of franchisor royalties and other charges for 1994.

     The franchise agreements contain provisions whereby the franchisor would be entitled to additional payments in the event the franchisees would terminate the franchise agreements prior to maturity.

  Other

     The land on which the Berkeley Marina Marriott is located is leased under an operating lease agreement expiring in 2033 which can be extended to 2051. The lease requires minimum annual rentals of $100, and percentage rentals based on hotel revenues. BMLP is responsible for all taxes, insurance and maintenance on the property. Rental expense charged to operations for the land lease were as follows:

                                                          JANUARY 1,       YEAR ENDED
                                                              TO          DECEMBER 31,
                                                         NOVEMBER 3,      -------------
                                                             1996         1995     1994
                                                         ------------     ----     ----
        Minimum rent...................................      $ 93         $100     $100
        Percentage rent................................       535          584      550
                                                             ----         ----     ----
                                                             $628         $684     $650
                                                             ====         ====     ====

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of the balance sheet date. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Cash Equivalents

     Management estimates that the fair value of cash equivalents approximates carrying value due to the relative short maturity of these instruments.

                                 INITIAL HOTELS

  Long-Term Debt

     Management estimates that the fair values of mortgage and other long-term debt approximate carrying values based upon the hotels' effective borrowing rate for issuance of debt with similar terms and remaining maturities.

11.  PRO FORMA FINANCIAL INFORMATION:

     Following is pro forma data assuming that (i) the acquisition of the Holiday Inn and the Hampton Inn discussed in Note 3, and (ii) the redemptions of the non-BMC affiliates discussed in Note 8 and the related refinancing discussed in Note 4 had occurred at the beginning of 1995. The pro forma adjustments to historical operating results are (i) to increase depreciation expense for the effect of the purchase accounting adjustments to the carrying values of investments in hotel properties; (ii) to adjust management fee expense for FMHP, MOHA, BMLP and POP to 4.5% of hotel revenues as required by the terms of the refinancing and to adjust management fee expense of the Holiday Inn and Hampton Inn; and (iii) to increase interest expense to reflect the terms of the new mortgage debt and the amortization of related deferred financing costs.

                                                                UNAUDITED
                                                      -----------------------------
                                                         PERIOD
                                                       JANUARY 1,
                                                           TO           YEAR ENDED
                                                        NOVEMBER       DECEMBER 31,
                                                        3, 1996            1995
                                                      ------------     ------------
          Total revenues............................    $ 76,228         $ 83,071
          Loss before extraordinary items...........        (817)          (2,477)
          Net loss..................................      (2,132)          (1,921)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Boykin Management Company
Limited Liability Company:

     We have audited the accompanying consolidated balance sheet of Boykin Management Company Limited Liability Company (an Ohio limited liability company) and subsidiaries as of December 31, 1996, and the related statements of operations, members' capital and cash flows for the period November 4, 1996 (inception of operations) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Management Company Limited Liability Company and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the period November 4, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 25, 1997.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996

                                 (IN THOUSANDS)

ASSETS
Cash and cash equivalents..........................................................  $ 5,469
Accounts receivable-
  Trade, net of allowance for doubtful accounts of $68.............................    2,933
  Boykin Hotel Properties, L.P.....................................................      681
  Former owners....................................................................       69
Inventories........................................................................      470
Property and equipment, net........................................................      312
Prepaid expenses and other assets..................................................      587
                                                                                     -------
                                                                                     $10,521
                                                                                     =======
LIABILITIES AND MEMBERS' CAPITAL
Rent payable to Boykin Hotel Properties, L.P.......................................  $   306
Accounts payable-
  Trade............................................................................    1,567
  Advance deposits.................................................................      224
  Bank overdraft liability.........................................................    1,234
  Former owners....................................................................      373
  Affiliate........................................................................      267
  Other............................................................................        8
Accrued Expenses-
  Accrued payroll..................................................................      716
  Accrued vacation.................................................................      784
  Accrued sales, use and occupancy taxes...........................................      702
  Other accrued liabilities........................................................    1,786
                                                                                     -------
                                                                                       7,967
Members' capital-
  Capital contributed..............................................................    3,000
  Retained deficit.................................................................     (446)
                                                                                     -------
                                                                                       2,554
                                                                                     -------
                                                                                     $10,521
                                                                                     =======

                 The accompanying notes to financial statements
                  are an integral part of this balance sheet.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

           FOR THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                                 (IN THOUSANDS)

Revenues:
  Room revenue.....................................................................  $ 7,684
  Food and beverage revenue........................................................    3,976
  Other hotel revenue..............................................................      620
  Other revenue....................................................................      382
                                                                                     -------
       Total revenues..............................................................   12,662
                                                                                     -------
Expenses:
  Departmental expenses of hotels-
     Rooms.........................................................................    2,066
     Food and beverage.............................................................    2,894
     Other.........................................................................      360
  Cost of goods sold of nonhotel operations........................................      102
  Percentage lease expense.........................................................    3,258
  General and administrative.......................................................    1,884
  Advertising and promotion........................................................      609
  Utilities........................................................................      558
  Franchisor royalties and other charges...........................................      665
  Repairs and maintenance..........................................................      674
  Depreciation and amortization....................................................       19
  Other............................................................................       19
                                                                                     -------
       Total expenses..............................................................   13,108
                                                                                     -------
Net loss...........................................................................  $  (446)
                                                                                     =======

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL

           FOR THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                                                CONTRIBUTED     RETAINED
                                                                  CAPITAL       DEFICIT      TOTAL
                                                                -----------     --------     ------
Capital contribution..........................................    $ 3,000        $   --      $3,000
Net income....................................................         --          (446)       (446)
                                                                   ------         -----      ------
Balance at December 31, 1996..................................    $ 3,000        $ (446)     $2,554
                                                                   ======         =====      ======

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss.........................................................................  $  (446)
  Adjustments to reconcile net loss to net cash used by operating activities-
       Depreciation and amortization...............................................       19
       Gain on fixed asset disposal................................................      (11)
       Changes in assets and liabilities-
          Accounts receivable......................................................    3,231
          Inventories..............................................................      (12)
          Prepaid expenses and other assets........................................      531
          Accounts payable.........................................................      952
          Rent payable.............................................................      306
          Other accrued liabilities................................................   (5,210)
                                                                                     -------
            Net cash used by operating activities..................................     (640)
                                                                                     -------
Cash flows from investing activities:
  Property additions...............................................................       (1)
  Consideration from sale of fixed asset...........................................       36
  Cash of predecessor entities at date of merger...................................    7,678
  Collection of affiliate note receivable..........................................    3,109
                                                                                     -------
            Net cash provided by investing activities..............................   10,822
                                                                                     -------
Cash flows from financing activities:
  Repayment of debt................................................................   (1,420)
  Payments of obligations to former owners.........................................   (3,529)
  Collections of amounts due from former owners....................................      236
                                                                                     -------
            Net cash used by financing activities..................................   (4,713)
                                                                                     -------
Net increase in cash and cash equivalents..........................................    5,469
Cash and cash equivalents, beginning of period.....................................       --
                                                                                     -------
Cash and cash equivalents, end of period...........................................  $ 5,469
                                                                                     =======

                 The accompanying notes to financial statements
                    are an integral part of this statement.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.  DESCRIPTION OF BUSINESS:

     Boykin Management Company Limited Liability Company and its subsidiaries (collectively, the Lessee) (i) manage and operate full and limited service hotels located throughout the United States; (ii) provide national purchasing services to hotels, and (iii) provide interior design services to hotels and other business.

2.  ORGANIZATION:

     The Lessee commenced operations on November 4, 1996 as an Ohio limited liability company. The Lessee is effectively owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company (the Company).

     Pursuant to formation transactions related to the November 4, 1996 initial public offering of the Company, Boykin Management Company (BMC) and Bopa Design Company (doing business as Spectrum Services), wholly owned subsidiaries of The Boykin Company (TBC), were merged into subsidiaries of the Lessee. In addition, Purchasing Concepts, Inc. (PCI) contributed its assets to a subsidiary of the Lessee and that subsidiary assumed PCI's liabilities. TBC and PCI are related through common ownership. The Lessee and its subsidiaries are the successors to the businesses of BMC, Spectrum Services and PCI. As the Lessee, BMC, Spectrum Services and PCI were related through common ownership; there were no purchase accounting adjustments to the historical carrying values of the assets and liabilities of BMC, Spectrum Services and PCI upon merger into or contribution to the subsidiaries of the Lessee. In connection with the formation of the Lessee, certain assets and liabilities of the Initial Hotels (Note 4) were assumed by the Lessee.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Lessee and all of its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     Inventories -- Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

     Property and Equipment -- Property and equipment is comprised of the following at December 31, 1996:

          Leasehold improvements............................................  $ 69
          Furniture and equipment...........................................   262
                                                                              ----
                                                                               331
          Less-Accumulated depreciation and amortization....................   (19)
                                                                              ----
                                                                              $312
                                                                              ====

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line and accelerated methods based upon the following estimated useful lives.

          Leasehold improvements........................................   7-10 years
          Furniture and equipment.......................................   3-10 years

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The management of the Lessee reviews the property and equipment for impairment when events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the property and equipment. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related assets estimated fair market value would be recorded and an impairment loss would be recognized.

     Maintenance and repairs are charged to operations as incurred. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the gain or loss is included in the determination of net income or loss.

     Revenue Recognition -- Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

     Franchise Costs -- The cost of obtaining the franchise licenses is paid by Boykin Hotel Properties, L.P (the Partnership) and the ongoing franchise fees are paid by the Lessee. These fees are generally computed as a percentage of room revenue for each hotel in accordance with franchise agreements.

     Income Taxes -- The Lessee is a limited liability company which is taxed for federal income tax purposes as a partnership and, accordingly, no income tax provision has been recorded by the Lessee.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  PERCENTAGE LEASE AGREEMENTS:

     The Lessee leases nine hotels (the Initial Hotels) from the Partnership, a partnership in which the Company has a general partnership interest, pursuant to long-term leases (Percentage Leases). The Initial Hotels are located in Cleveland, Ohio (2), Columbus, Ohio; Buffalo, New York; Berkeley, California; Charlotte, North Carolina (2); Ft. Myers, Florida; and Melbourne, Florida.

     The Percentage Leases have noncancelable terms ranging from four to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. The Lessee is required to pay the higher of minimum rent, as defined, or a percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues is at 6% of such revenues in all of the Percentage Leases. Both the threshold amounts used in computing percentage rent and minimum rent are subject to annual adjustments beginning January 1, 1997 based on increases in the United States Consumer Price Index.

     Other than real estate and personal property taxes, casualty insurance and capital improvements, which are obligations of the Partnership, the Percentage Leases require the Lessee to pay all costs and expenses incurred in the operation of the Initial Hotels.

     The Percentage Leases require the Lessee to indemnify the Company against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the Initial Hotels.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at December 31, 1996 for each of the next five years ended December 31 and in total thereafter is as follows:

                          1997.......    $ 18,640
                          1998.......      18,640
                          1999.......      18,640
                          2000.......      18,460
                          2001.......      12,737
                          Thereafter..     31,455
                                         --------
                                         $118,752
                                         ========

     Rent expense for the period November 4, 1996 through December 31, 1996 was $3,258 of which approximately $306 was in excess of minimum rent.

5.  COMMITMENTS AND CONTINGENCIES:

  Claims and Legal Matters

     The Lessee is involved in claims and legal matters incidental to its businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of the Lessee.

  Franchise Agreements

     Under the terms of hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. For eight of the hotels, fees are computed based upon percentages of gross room revenues. At December 31, 1996, the franchise royalty fees payable by the hotels ranged from 3% to 6% of room revenues while the fees for advertising services ranged from .8 to 4.0%. For the Melbourne, Florida hotel, the payment is a flat fee ranging from $6 per month in 1994 to $12 per month in 1998; in 1999 and thereafter, the fee will be at 6% of gross room revenues. The franchise agreements expire at various dates through 2014.

  Other

     Robert W. Boykin and John E. Boykin have entered into an agreement with the Company pursuant to which they have agreed that any distributions received from the Lessee (in excess of their tax liabilities with respect to the income of the Lessee) for a period of 10 years, and any net cash proceeds from any sale of the Lessee within the same 10-year period, will be used to purchase units in the Partnership or common shares of the Company. Any units or common shares so purchased must be held for at least two years from the purchase date.

     Pursuant to an agreement with the Company, during the first 10 years after the inception of operations of the Lessee, 50% of the Lessee's consolidated earnings (after distributions to cover income taxes) will be retained in the Lessee until its consolidated net worth reaches 25% of the aggregate annual rent payments under the Percentage Leases (and will be retained thereafter during that period to maintain that level).

6.  OTHER RELATED PARTY TRANSACTIONS:

     At December 31, 1996, the Lessee has a receivable from the Partnership of $681, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     At December 31, 1996, the Lessee has a receivable from ($69) and a payable to ($373) the former owners of the subsidiaries of the Lessee and the Initial Hotels.

     At December 31, 1996, the Lessee has a payable to The Boykin Group of $267 related to the formation of the Lessee.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The primary financial instruments of the Lessee are cash and cash equivalents, the fair value of which approximates historical carrying value due to the short maturity of these instruments.

8.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma condensed statements of operations for the years ended December 31, 1996 and 1995 are presented as if the Lessee leased and operated from January 1, 1995 all of the Initial Hotels owned by the Partnership as of December 31, 1996.

     The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Initial Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1995 or to project results for any future period.

                                                                  (UNAUDITED) YEAR
                                                                 ENDED DECEMBER 31,
                                                                 -------------------
                                                                  1996        1995
                                                                 -------     -------
          Room revenue.........................................  $59,650     $54,785
          Food and beverage revenue............................   24,099      23,643
          Other hotel revenue..................................    4,783       4,643
          Other revenue........................................    2,777       2,051
                                                                 -------
            Total revenues.....................................   91,309      85,122
          Departmental expenses of hotels......................   33,881      32,350
          Cost of goods sold of nonhotel operations............    1,686       1,254
          Percentage Lease expense.............................   27,811      25,521
          Other expenses.......................................   26,994      24,251
                                                                 -------     -------
            Net income.........................................  $   937     $ 1,746
                                                                 =======     =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boykin Management Company, Purchasing Concepts, Inc.
and Bopa Design Company:

     We have audited the accompanying combined statements of net assets of Boykin Management Company (an Ohio corporation), Purchasing Concepts, Inc. (an Ohio corporation) and Bopa Design Company (an Ohio corporation) as of November 3, 1996 and March 31, 1996 and the related combined statements of revenues and expenses for the period January 1, 1996 through November 3, 1996 and for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared to present the combined net assets of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company which were merged into or contributed to subsidiaries of Boykin Management Company Limited Liability Company pursuant to the formation transactions referred to in Note 2 and the related combined revenues and expenses of such businesses. These financial statements are not intended to be a complete presentation of the combined assets, liabilities, revenues and expenses of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined net assets of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company as of November 3, 1996 and March 31, 1996 merged into or contributed to subsidiaries of Boykin Management Company Limited Liability Company pursuant to the formation transactions referred to in Note 2, and the revenues and expenses related to such net assets for the period January 1, 1996 through November 3, 1996 and for the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 25, 1997.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                       COMBINED STATEMENTS OF NET ASSETS

                                 (IN THOUSANDS)

                                                                        NOVEMBER 3,     MARCH 31,
                                                                           1996           1996
                                                                        -----------     ---------
Cash and cash equivalents.............................................    $     7        $    --
Management fees and other receivables due from:
  Affiliates..........................................................      5,048          3,997
  Other...............................................................        516            386
Property and equipment, net...........................................        355            324
Prepaid expenses, deposits and other assets...........................         39            183
                                                                           ------        -------
     Total assets.....................................................      5,965          4,890
                                                                           ------        -------
Accounts payable:
  Affiliates..........................................................         97             92
  Bank overdraft liability............................................        258            256
  Other...............................................................        148            188
Advance billings for design services..................................         43            161
Accrued payroll.......................................................        230            179
Other accrued expenses................................................        482            228
Notes payable.........................................................      1,420          1,570
                                                                           ------        -------
     Total liabilities................................................      2,678          2,674
                                                                           ------        -------
Net assets............................................................    $ 3,287        $ 2,216
                                                                           ======        =======

          The accompanying notes to combined financial statements are an integral part of these combined statements.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                  COMBINED STATEMENTS OF REVENUES AND EXPENSES

                                 (IN THOUSANDS)

                                                                  PERIOD
                                                                JANUARY 1,         YEAR ENDED
                                                                  THROUGH           MARCH 31,
                                                                NOVEMBER 3,     -----------------
                                                                   1996          1996       1995
                                                                -----------     ------     ------
Revenues:
  Management fees-
     Affiliates...............................................    $ 3,402       $3,817     $3,231
     Other....................................................        731          337        359
  Design and other fees-
     Affiliates...............................................      1,646        2,819      1,612
     Other....................................................      1,435        1,212      1,611
  Interest income-
     Affiliates...............................................        225          268        243
     Other....................................................         --            5         14
  Other.......................................................        203          175        157
                                                                   ------       ------     ------
       Total revenues.........................................      7,642        8,633      7,227
                                                                   ------       ------     ------
Expenses:
  Cost of sales and operating expenses........................      3,003        3,720      2,821
  Selling, general and administrative expenses................      2,943        2,733      2,502
  Depreciation and amortization expense.......................         81           85         78
  Rent........................................................        100          105        119
  Interest....................................................         91          170        181
  Expenses associated with attempted public offering..........         --           --      1,335
  Other, net..................................................        (38)          --          8
                                                                   ------       ------     ------
       Total expenses.........................................      6,180        6,813      7,044
                                                                   ------       ------     ------
Revenues in excess of expenses................................    $ 1,462       $1,820     $  183
                                                                   ======       ======     ======

            The accompanying notes to combined financial statements
               are an integral part of these combined statements.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESSES:

     Boykin Management Company (BMC), a wholly owned subsidiary of The Boykin Company (TBC), and certain of its subsidiaries managed and operated full and limited service hotels located throughout the United States pursuant to management agreements. See Note 4 for further discussion of the management agreements. Purchasing Concepts, Inc. (PCI), related to TBC through common ownership, provided national purchasing services to hotels and restaurants. Bopa Design Company (doing business as Spectrum Services), a wholly owned subsidiary of TBC since January 1, 1996, provided interior design services to hotels and other businesses. Certain of the hotels managed by BMC and served by PCI and Spectrum Services were related to BMC, PCI and Spectrum Services through common ownership.

2.  BASIS OF PRESENTATION:

     Pursuant to formation transactions related to the November 4, 1996 initial public offering of Boykin Lodging Company, BMC and Spectrum Services merged into subsidiaries of Boykin Management Company Limited Liability Company (BMCL), a newly formed Ohio Limited Liability Company. Prior to such mergers, BMC and Spectrum Services transferred certain assets and liabilities to TBC pursuant to an Assignment and Assumption Agreement. In addition, PCI contributed its assets to a subsidiary of BMCL and that subsidiary assumed PCI's liabilities.

     BMCL and its subsidiaries are the successors to the businesses of BMC, PCI and Spectrum Services. BMCL is the lessee of nine hotels formerly affiliated with TBC which were acquired by Boykin Hotel Properties, L.P., a partnership in which Boykin Lodging Company is the general partner. The hotels are leased pursuant to long-term leases which provide for the payment of rents based on percentages of hotel revenues.

     The accompanying financial statements present on a historical combined basis the net assets of BMC, PCI and Spectrum Services that ultimately were merged into or contributed to BMCL and its subsidiaries and the related revenues and expenses of such businesses. Assets and liabilities of BMC, PCI and Spectrum Services which were not merged into or contributed to BMCL and its subsidiaries and the items of revenues and expenses related to such assets and liabilities have been excluded from the accompanying financial statements. Accordingly, the accompanying financial statements are not intended to be a complete presentation of the combined assets, liabilities, revenues and expenses of BMC, PCI and Spectrum Services (collectively, the Combined Entities).

3.  SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying financial statements have been prepared on the accrual basis of accounting. All significant intercompany balances and transactions have been eliminated.

  Accounting Periods

     BMC had a March 31 fiscal year-end, whereas PCI and Spectrum Services utilized calendar year-ends. The accompanying financial statements for the years ended March 31, 1995 and 1996 combine the accounts of BMC as of and for the years ended March 31, 1995 and 1996 with the accounts of PCI and Spectrum Services as of and for the years ended December 31, 1994 and 1995, respectively. Such combined periods are referred to as the years ended March 31, 1995 and 1996. The accompanying financial statements for the period January 1, 1996 through November 3, 1996 combine the accounts of BMC, PCI and Spectrum Services as of November 3, 1996 and for the period January 1, 1996 through November 3, 1996. For the period ended November 3, 1996, the operating results of BMC have been adjusted to include the three-month period January 1, 1996 through March 31, 1996. The total revenues and revenues in excess of expenses of BMC

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

included in the combined statements of revenues and expenses for both the year ended March 31, 1996 and the period January 1, 1996 through November 3, 1996 were $1,006 and $208, respectively.

  Cash and Cash Equivalents

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  Income Taxes

     Income tax attributes of the Combined Entities were not assumed by BMCL or its subsidiaries. As such, the accompanying combined statements of net assets include no accrued or deferred income tax liabilities nor any future tax benefits. The accompanying combined statements of revenues and expenses do not reflect any federal income tax provisions as BMCL and its subsidiaries were formed as pass-through entities for tax purposes.

     The taxable income of BMC was included in the consolidated federal income tax return of its parent company, TBC. PCI and Spectrum Services (prior to January 1, 1996) were S Corporations for federal income tax reporting purposes.

  Property and Equipment, Net

     Property and equipment, net is comprised of the following at November 3, 1996 and March 31, 1996:

                                                                        NOVEMBER 3,     MARCH 31,
                                                                           1996           1996
                                                                        -----------     ---------
Leasehold improvements................................................     $ 132          $ 124
Furniture and equipment...............................................       696            607
                                                                           -----          -----
                                                                             828            731
Less-Accumulated depreciation and amortization........................      (473)          (407)
                                                                           -----          -----
                                                                           $ 355          $ 324
                                                                           =====          =====

     Property and equipment are stated at cost. Depreciation is computed using the straight-line and declining balance methods based upon the following estimated useful lives:

          Leasehold improvements........................................  7-10 years
          Furniture and equipment.......................................  3-10 years

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the gain or loss is included in the statement of revenues and expenses.

  Revenue Recognition

     Revenue is recognized as earned pursuant to the terms of hotel management agreements with respect to BMC, and as the services of PCI and Spectrum Services are rendered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

MANAGEMENT'S USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  REVENUES:

     BMC has management agreements with several entities to manage the operations of hotels and restaurants. Generally, BMC receives a fee based upon percentages of revenues. In certain management contracts, BMC is entitled to additional incentive fees in the event the managed property achieves specified operating results. Certain contracts also include limitations on management fees, or restrict payment of earned fees to BMC based upon the defined cash flow of the related property. PCI provides national purchasing services to hotels and restaurants and Spectrum Services provides interior design services to hotels and other businesses.

     Revenues from affiliates in the accompanying combined statements of revenues and expenses represent revenues earned by the Combined Entities on goods or services provided to various hotel properties in which the respective owners of the Combined Entities or their affiliates had direct or indirect ownership interests.

     Other revenues consisted primarily of telephone commissions.

5.  NOTES PAYABLE:

     Notes payable consisted of the following:

                                                                        NOVEMBER 3,     MARCH 31,
                                                                           1996           1996
                                                                        -----------     ---------
Installment note payable to a bank in quarterly installments of $75, plus interest at prime plus 1/2%; last installment due September 1,
  1999; guaranteed by TBC and certain TBC shareholders................    $   775        $   925
$1,000 line of credit with a bank, due on demand; bearing interest at
  prime; guaranteed by TBC and certain TBC shareholders...............        645            645
                                                                           ------         ------
                                                                          $ 1,420        $ 1,570
                                                                           ======         ======

     All of the debt shown above was retired by BMCL upon completion of the formation transactions discussed in Note 2.

6.  COMMITMENTS AND CONTINGENCIES:

     BMC was a guarantor of the mortgage debt (only in the event certain specified limited events occur) of the following entities:

                                                                      DEBT OUTSTANDING
                                   BORROWER                           NOVEMBER 3, 1996
          ----------------------------------------------------------  ----------------
          Melbourne Oceanfront Hotel Associates.....................      $ 13,129
          Fort Myers Hotel Partnership..............................         4,951
          Berkeley Marina Associates Limited Partnership............        29,290
          Pacific Ohio Partners.....................................        19,543

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

     All of the guaranteed debt shown above was paid off by Boykin Hotel Properties, L.P. on November 4, 1996.

     In October 1992, BMC entered into a five-year lease agreement for office space. The lease provides for two, three-year renewal options. The annual rent is $126. As an incentive to enter into the lease, BMC received a $70 payment from the lessor which is being recognized as a reduction of rent expense on a straight-line basis over the five-year lease term.

     The Combined Entities are involved in claims and legal matters incidental to their businesses. In the opinion of management of the Combined Entities, the ultimate resolution of these matters will not have a material impact on the financial position or the results of operations of the Combined Entities.

7.  RELATED PARTY TRANSACTIONS:

     Management fees and other receivables due from affiliates are comprised of the following at November 3, 1996 and March 31, 1996:

                                                                        NOVEMBER 3,     MARCH 31,
                                                                           1996           1996
                                                                        -----------     ---------
Management fees receivable............................................    $ 1,160        $   797
Design fees receivable................................................        140             65
Loans and interest receivable from Boykin Columbus Joint Venture
  (BCJV)..............................................................      3,109          2,941
Receivable from Boykin Lodging Company................................        514             --
Other (reimbursable expenses, etc.)...................................        125            194
                                                                           ------         ------
                                                                          $ 5,048        $ 3,997
                                                                           ======         ======

     In general, the above amounts are due from partnerships or joint ventures in which certain owners and officers of PCI, Spectrum Services or TBC, had ownership interests. These partnerships or joint ventures owned hotel properties which were managed by BMC.

     The shareholders of TBC, certain of their family members and certain officers of BMC are material partners in BCJV. BMC advanced funds to BCJV in connection with the construction of a hotel in Columbus, Ohio and to fund operating deficits of that hotel. The loans receivable from BCJV accrued interest at 10% per annum. Interest income earned on the loans to BCJV was $223, $260 and $230 in the period January 1, 1996 through November 3, 1996 and the years ended March 31, 1996 and 1995, respectively. The loans and interest receivable from BCJV were paid off in connection with the initial public offering of Boykin Lodging Company.

     The receivable from Boykin Lodging Company represents expenses incurred by BMC related to the initial public offering of Boykin Lodging Company. These expenses were reimbursed from the proceeds of the initial public offering.

     Accounts payable to affiliates are comprised of property insurance retro premium adjustments and telephone commissions received by BMC and payable to the various affiliated hotels at the respective statement dates.

     Advance billings for design services are related primarily to billings to affiliates.

     BMC guaranteed the mortgage debt of Fort Myers Hotel Partnership until such debt was refinanced in May 1995. Included in interest income from affiliates for 1995 was $33 of fee revenue related to the guarantee. No guarantee fee was earned in 1996.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of November 3, 1996 and March 31, 1996. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodology may have a material effect on the estimated fair value amounts.

  Cash Equivalents

     Management estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

  Loans and Interest Receivable

     Management estimates that the fair value of the loans and interest receivable from BCJV approximates carrying value based upon the discounted expected cash flows at an interest rate commensurate with the creditworthiness of BCJV.

  Notes Payable

     Management estimates that the fair values of notes payable approximate carrying values based upon BMC's effective borrowing rate for issuance of debt with similar terms and remaining maturities.