Form 10-K/A
period 1996-12-31
BOYKIN LODGING CO
filed 1997-03-31
CIK 1015859

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                 FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year ended December 31, 1996  Commission file number 001-11975

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