Form 10-Q
period 1997-03-31
BOYKIN LODGING CO
filed 1997-05-15
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                        Commission file number    001-11975
                                                                  ---------

                             Boykin Lodging Company
             (Exact Name of Registrant as Specified in Its Charter)

               Ohio                                    34-1824586
   ------------------------------                   -------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

Terminal Tower, Suite 1500, 50 Public Square                   44113
--------------------------------------------                 ----------
   (Address of Principal Executive Office)                   (Zip Code)

                (216) 241-6375
----------------------------------------------------
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

         The number of Common Shares, without par value, outstanding as of May 14, 1997: 9,516,251

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                  See Index to Financial Statements on page F-1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On November 4, 1996, the Company completed an initial public offering (the "Offering") of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173,898,000. The Company contributed all of the net proceeds to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000,000 intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Offering. On conversion of the Note, the Company will receive an additional general partnership interest in the Partnership of 2.9%. The Company is the sole general partner of the Partnership.

         The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire the nine hotels (the "Initial Hotels"). As discussed below, during the quarter ended March 31, 1997, the Company acquired two additional hotels (these two hotel properties along with the Initial Hotels are collectively referred to as the "Hotels"). The Partnership leases the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company (the "Initial Lessee"), pursuant to leases (the "Percentage Leases").

         The Company's principal source of revenue is lease payments from the Initial Lessee pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Hotels. The Initial Lessee's ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Therefore, management believes that a discussion of the historical and pro forma operations of the Initial Lessee and the historical operations of the Initial Hotels is important to an understanding of the business of the Company.

         During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16.8 million, which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida, and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under its $75 million credit facility (the "Credit Facility"). These properties were leased to the Initial Lessee, which will operate the properties under long-term Percentage Leases. Also, in March 1997 the Company purchased the real and personal property of the Whitehall Inn located in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. In May 1997 the Company wound up operations there and began a complete renovation of the property. The renovation, which is expected to cost approximately $4 million, will be funded from borrowings under the Credit Facility. The Company expects to begin business operations as a resort with a major hotel franchise affiliation in January 1998. The property will be leased to the Initial Lessee, which will operate the resort under a long-term Percentage Lease.

         The following discusses (i) the Company's actual results of operations for the quarter ended March 31, 1997 and pro forma results of operations for the quarters ended March 31, 1997 and 1996, (ii) the Initial Lessee's actual results of operations for the quarter ended March 31, 1997 and pro forma results of operations for the quarters ended March 31, 1997 and 1996, and (iii) the historical results of operations for the Initial Hotels for the quarter ended March 31, 1996.

         The pro forma results of operations assume that (i) the Offering and related transactions, and (ii) the acquisitions of the Hilton Melbourne Beach and Holiday Inn Crabtree all occurred on January 1, 1996.

                              RESULTS OF OPERATIONS

THE COMPANY

Actual Results of Operations

         For the quarter ended March 31, 1997, the Company earned $7,208,000 of Percentage Lease revenue. Interest income earned on available funds was $231,000. Real estate related depreciation and amortization and amortization of deferred financing costs aggregated to $2,050,000. Real estate and personal property taxes, insurance and ground rent were $1,022,000 in the aggregate. General and administrative expenses were $488,000. The minority interest in the income of the Partnership was $446,000. The Company's net income was $3,381,000. Funds From Operations ("FFO"), which is the sum of the net income, minority interest, and real estate related depreciation and amortization, was $5,768,000.

Pro Forma Results of Operations

         For the quarter ended March 31, 1997, the Company's pro forma revenue from Percentage Leases was $7,713,000, representing a $719,000, or 10%, increase over pro forma Percentage Lease revenue for the quarter ended March 31, 1996. Pro forma Percentage Lease revenue for the first quarter 1997 increased over that of 1996 primarily as a result of (i) increases in the average daily rates and improvements in occupancy rates at the Hotels, and (ii) $158,000 of revenues from the Daytona property prior to its closure. See "Results of Operations -- The Initial Lessee -- Pro Forma Results of Operations."

         Pro forma expenses for the quarter before minority interest, consisting principally of depreciation, amortization, property taxes, insurance, ground rent and general administrative expenses, remained relatively constant between 1996 and 1997. As a percentage of revenues, the Company's expenses before minority interest decreased from 53.3% in 1996 to 48.5% in 1997, indicative of the relatively fixed nature of the expenses.

         Pro forma FFO for the quarters ended March 31, 1997 and 1996 was $6,197,000 and $5,458,000, respectively. The increase in FFO in 1997 is attributable to the increase in Percentage Lease revenues. FFO consists of income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate measure of the performance of an equity REIT. FFO should not be considered as a basis for computing distributions or as an alternative (i) to net income or other measurements under generally accepted accounting principles, as an indicator of operating performance, or (ii) to cash flows from operating, investing, or financing activities, as a measure of liquidity. FFO would not reflect cash expenditures for capital improvements or principal amortization of indebtedness with respect to the Hotels.

THE INITIAL LESSEE

Actual Results of Operations

         For the quarter ended March 31, 1997, the Initial Lessee had revenues of $23,751,000. The Percentage Lease expense during the period was $7,208,000 while departmental expenses of the Hotels and other expenses of the Initial Lessee were $16,005,000 in the aggregate. Net income for the period was $538,000.

Pro Forma Results of Operations

Comparison of the Initial Lessee for the quarter ended March 31, 1997 to the quarter ended March 31, 1996.

         Room revenue increased by $1,382,000 or 8.9% in 1997 over 1996, principally as a result of an increase in ADR from $86.20 in 1996 to $91.12 in 1997, an increase in occupancy rates from 73.8% in 1996 to 75.1% in 1997, and $456,000 of revenues from the Daytona property prior to its closure. The occupancy growth is attributable to a continuation through the first quarter of 1997 of the strong industry-wide demand, particularly in the Ohio and California markets.

         Food, beverage, and other hotel revenues increased $188,000, or 2.5%, reflecting increased occupancy levels. Non-hotel revenues increased significantly from $507,000 to $771,000, due largely to fees from third-party management contracts which commenced at the end of the first quarter of 1996.

         Departmental expenses increased $530,000, or 6.1%, due to increased revenue and occupancy levels and general inflationary pressures, but decreased as a percentage of revenues from 37.1% in 1996 to 36.5% in 1997. Cost of goods sold for non-hotel operations decreased significantly due to a shift away from furniture and equipment sales toward fee-based purchasing services at the interior design subsidiary. General and administrative expenses increased $351,000, or 12.9%, as a result of increased sales levels, staffing changes, and management incentive compensation plans implemented in 1997.

         Pro forma Percentage Lease expense increased 10.3%, or $719,000, due to revenue increases at the Hotels and the application of the Percentage Lease formulas. Approximately $158,000 of the increase in Percentage Lease expense related to lease payments for the Daytona property prior to its closure.

         Pro forma net income increased $144,000, reflecting relatively stable profitability at the leased Hotels and increases in non-hotel revenues.

THE INITIAL HOTELS - ACTUAL RESULTS OF OPERATIONS

         For the quarter ended March 31, 1996, revenues at the Initial Hotels were $20,611,000. Departmental expenses were $7,867,000, or 38.2% of revenues. Hotel operating expenses exclusive of interest, depreciation and amortization were $7,576,000, or 36.8%, of revenues. The loss before extraordinary item of $596,000 was the result of interest expense charges of $3,957,000 and depreciation and amortization expense of $1,807,000. The extraordinary item reflected a loss of $1,315,000 on early extinguishment of debt from the refinancing of the mortgage notes payable at two of the Initial Hotels in January 1996.

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

         On March 31, 1997, the Company had $476,000 of cash and cash equivalents. In addition, the Company had $1,000,000 of borrowings against the Credit Facility on March 31, 1997. On April 4, 1997, the borrowings under the Credit Facility increased to $20 million to fund the acquisition of the French Lick Springs Resort, discussed below.

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

         The Credit Facility has a three-year term. Borrowings against the Credit Facility bear interest at a floating rate of prime plus .5%, or at the Company's election, 2% over various Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the Credit Facility. The Credit Facility requires, among other things, the maintenance of a minimum net worth, and specified coverage ratios of EBITDA to debt service and EBITDA to debt service and fixed charges.

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

         The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Credit Facility or other borrowings, or from the proceeds from additional issuances of common shares or other securities.

         On April 4, 1997, the Company acquired the 485-room French Lick Springs Resort in French Lick, Indiana. The acquisition price was $20 million and was funded with proceeds from the Company's Credit Facility. The Company has leased the resort to the Initial Lessee.

         The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures of 4% of total revenues of the Hotels. In addition, the Company intends to make funds available from the Credit Facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the quarter ended March 31, 1997, the Company made $1,004,000 of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

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

SEASONALITY

         The Hotels' operations historically have been seasonal. The Hotels located in Florida experience their highest occupancy in the first quarter. The balance of the Hotels maintain higher occupancy rates during the second and third quarters. The seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to make quarterly distributions. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease revenue, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         3.1*   Amended and Restated Articles of Incorporation
         3.2*   Code of Regulations
         4.1*   Specimen Share Certificate
         10.1* Limited Partnership Agreement of Boykin Hotel Properties, L.P. 10.2* Form of Registration Rights Agreement
         10.3*  Long-Term Incentive Plan
         10.4*  Directors' Deferred Compensation Plan
         10.5* Employment Agreement between the Company and Robert W. Boykin 10.6* Employment Agreement between the Company and Raymond P. Heitland 10.7* Employment Agreement between the Company and Mark L. Bishop 10.8* Form of Percentage Lease
         10.9*  Intercompany Convertible Note
         10.10* Agreements with General Partners of the Contributed Partnerships 10.11* Form of Noncompetition Agreement
         10.12* Alignment of Interests Agreement
         11     Statement re Computation of Per Share Earnings
         27     Financial Data Schedules

         * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

         (b)      Reports on Form 8-K
                  -------------------

         Date Filed                         Items Reported                      Summary
         ----------                         --------------                      -------

1)       March 21, 1997 (date of
         report - March 6, 1997)            Item 2 (acquisition of assets)      The Company acquired the Holiday
                                                                                Inn Crabtree in Raleigh, North
                                                                                Carolina

                                            Item 5 (other events)               The Company acquired the Hilton
                                                                                Melbourne Beach in Melbourne,
                                                                                Florida and the real and personal
                                                                                property of the Whitehall Inn in
                                                                                Daytona Beach, Florida.

2)       April 21, 1997 (date of
         report - April 4, 1997)            Item 2 (acquisition of assets)      The Company acquired the French
                                                                                Lick Springs Resort in French
                                                                                Lick, Indiana.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         This Form 10-Q contains forward-looking statements. Although the Company believes that its acquisition and redevelopment plans are based upon reasonable assumptions, it can give no assurance that such expectations will be realized. Factors that could cause actual results to differ materially from the Company's expectations include the Company's financial performance, real estate market conditions, execution of the Company's hotel acquisition programs, difficulties with contractors hired to redevelop or renovate properties, changes in local or national economic conditions, and other similar risks.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOYKIN LODGING COMPANY

                                          /s/ Robert W. Boykin
                                          -------------------------------------
May 14, 1997                              Robert W. Boykin
                                          Director, Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Raymond P. Heitland
                                          -------------------------------------
May 14, 1997                              Raymond P. Heitland
                                          Director, Chief Financial Officer
                                          (Principal Accounting Officer)

                             BOYKIN LODGING COMPANY
                         INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:
    Consolidated Balance Sheets as of March 31, 1997 and
       December 31, 1996................................................ F-2
    Consolidated Statement of Income for the three months
       ended March 31, 1997............................................. F-3
    Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1997............................................. F-4
    Consolidated Statement of Cash Flows for the three months
       ended March 31, 1997............................................. F-5
    Notes to Consolidated Financial Statements.......................... F-6

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
    Consolidated Balance Sheets as of March 31, 1997 and
       December 31, 1996................................................F-11
    Consolidated Statement of Operations for the three months
       ended March 31, 1997.............................................F-12
    Consolidated Statement of Cash Flows for the three months
       ended March 31, 1997.............................................F-13
    Notes to Consolidated Financial Statements..........................F-14

INITIAL HOTELS:
    Combined Balance Sheet as of March 31, 1996.........................F-17
    Combined Statement of Operations for the three months
       ended March 31, 1996.............................................F-19
    Combined Statement of Cash Flows for the three months
       ended March 31, 1996.............................................F-20
    Notes to Combined Financial Statements..............................F-22

BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC. AND
    BOPA DESIGN COMPANY:
    Combined Statement of Net Assets as of March 31, 1996...............F-26
    Combined Statement of Revenues and Expenses for
       the three months ended March 31, 1996............................F-27
    Notes to Combined Financial Statements..............................F-28

                             BOYKIN LODGING COMPANY
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    AS OF MARCH 31, 1997 AND DECEMBER 31,1996
                    -----------------------------------------

                        (unaudited, amounts in thousands)

                                                                                March 31,      December 31,
                                                                                  1997            1996
                                                                               ------------    ------------
                                  ASSETS
                                  ------

        INVESTMENT IN HOTEL PROPERTIES, net                                      $133,395        $113,322

        CASH AND CASH EQUIVALENTS                                                     476          21,362

        RENT RECEIVABLE FROM THE LESSEE                                             2,172             306

        DEFERRED EXPENSES, net                                                      1,480           1,509

        OTHER ASSETS                                                                1,081             772
                                                                               ------------    ------------

                 Total assets                                                    $138,604        $137,271
                                                                               ============    ============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

        BORROWINGS AGAINST CREDIT FACILITY                                     $    1,000      $    -


        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       2,285           2,433

        DIVIDENDS/DISTRIBUTIONS PAYABLE                                             4,902           3,091

        DUE TO LESSEE                                                                 442             681

        MINORITY INTEREST IN PARTNERSHIP                                           13,869          14,045

        SHAREHOLDERS' EQUITY:
           Preferred shares, without par value; 10,000,000 shares
             authorized; no shares issued and outstanding                           -               -
           Common shares, without par value; 40,000,000 shares
             authorized; 9,516,251 shares issued and outstanding,
             stated at                                                              -               -
           Additional paid-in capital                                             123,814         123,828
           Retained deficit                                                        (7,708)         (6,807)
                                                                               ------------    ------------
                                                                                  116,106         117,021
                                                                               ------------    ------------
                 Total shareholders' equity                                      $138,604        $137,271
                                                                               ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                             ----------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

           (unaudited, amounts in thousands except for per share data)

REVENUES:
   Lease revenue                                                       $ 7,208
   Interest income                                                         231
                                                                      ----------
                                                                         7,439
                                                                      ----------

EXPENSES:
   Real estate related depreciation and amortization                     1,941
   Real estate and personal property taxes, insurance and
     ground rent                                                         1,022
   General and administrative                                              488
   Interest expense                                                         52
   Amortization of deferred financing costs                                109
                                                                      ----------
                                                                         3,612
                                                                      ----------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                   3,827

MINORITY INTEREST                                                         (446)
                                                                      ----------

NET INCOME APPLICABLE TO COMMON SHARES                                 $ 3,381
                                                                      ==========

EARNINGS PER SHARE                                                    $    .36
                                                                      ==========

        Weighted average number of shares                                9,516
                                                                      ==========




           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY
                             ----------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

                    (unaudited, dollar amounts in thousands)

                                                 Common       Paid-In    Retained
                                                 Shares       Capital     Deficit        Total
                                               -----------  ------------ -----------  ------------

Balance, December 31, 1996                      9,516,251     $123,828     $(6,807)     $117,021

Additional offering expenses                        -              (14)      -               (14)

Dividends declared                                  -            -          (4,282)       (4,282)

Net income                                          -            -           3,381         3,381
                                               -----------  ------------  ----------  ------------

Balance, March 31, 1997                         9,516,251     $123,814     $(7,708)     $116,106
                                               ===========  ============  ==========  ============




           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY
                             ----------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

                        (unaudited, amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   3,381
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                         2,076
       Minority interest                                                       446
       Changes in assets and liabilities-
         Rent receivable from the Lessee                                    (1,866)
         Other assets                                                         (328)
         Accounts payable and accrued expenses                                (148)
         Due to affiliates                                                    (239)
                                                                         -----------

                    Net cash provided by operating activities                3,322
                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of hotel properties                                        (21,099)
   Improvements and additions to hotel properties                           (1,004)
                                                                         -----------

                    Net cash flow used for investing activities            (22,103)
                                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of dividends and distributions                                  (3,091)
   Borrowings against credit facility                                        1,000
   Additional offering costs                                                   (14)
                                                                         -----------

                    Net cash flow used for financing activities             (2,105)
                                                                         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (20,886)

CASH AND CASH EQUIVALENTS, beginning of period                              21,362
                                                                         -----------

CASH AND CASH EQUIVALENTS, end of period                                 $     476
                                                                         ===========



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY
                             ----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1997
                                 --------------

         (unaudited, dollar amounts in thousands except per share data)

1. ORGANIZATION AND INITIAL PUBLIC OFFERING:
   -----------------------------------------

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

The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the Initial Hotels) from various entities, to finance certain capital improvements, and for general working capital purposes. The Partnership leases the Initial Hotels to Boykin Management Company Limited Liability Company (the Lessee) pursuant to leases which contain provisions for rent based on the revenues of the hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee holds the franchise agreement for each hotel. The Lessee is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

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

Basis of Presentation
---------------------

The Company exercises unilateral control over the Partnership. Therefore, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

2. NET INCOME PER SHARE AND PARTNERSHIP UNITS:
   -------------------------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 9,516,251 for the quarter ended March 31, 1997. At March 31, 1997, a total of 1,378,000 limited partnership units were issued and outstanding. The weighted average number of common shares and limited partnership units outstanding for the same period was 10,894,251.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in March 1997, which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of 1997.

The Company's pro forma earnings per share that would have been reported had the new standard been previously in effect are as follows:

     Basic earnings per common share             $.36
     Diluted earnings per common share           $.35

3. ACQUISITIONS OF HOTEL PROPERTIES:
   ---------------------------------

Acquisitions of Businesses
--------------------------

During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16.8 million which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under the credit facility. These properties were leased to the Lessee which will operate the properties under long-term Percentage Leases. These acquisitions were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on their respective dates of acquisition.

Acquisition of Hotel Assets
---------------------------

In March 1997, the Company purchased the real and personal property of the Whitehall Inn in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. The Company discontinued operations at the Whitehall Inn in May 1997 and began a complete renovation of the property. The renovation, which is expected to cost $4 million, will be funded from borrowings under the credit facility. The Company expects to begin business operations as a resort with a major hotel franchise affiliation in January 1998. The property will be leased to the Lessee which will manage the resort under a long-term Percentage Lease.

4. CREDIT FACILITY:
   ----------------

In November 1996, the Company obtained a three-year commitment for a $75,000 credit facility to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings against the credit facility bear interest at a floating rate of prime rate plus .5% (8.75% and 9% at December 31, 1996 and March 31, 1997, respectively) or, at the Company's election, 2% over various Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the credit facility. As of December 31, 1996, the Company had no outstanding borrowings against the credit facility. As of March 31, 1997, the Company had $1,000 outstanding against the credit facility.

The credit facility is secured by mortgage interests in seven of the Initial Hotel properties including lease revenues generated from such properties.

The credit facility requires, among other things, the Company to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status. The Company was in compliance with its covenants at December 31, 1996 and March 31, 1997.

5. PERCENTAGE LEASE AGREEMENTS:
   ----------------------------

The Percentage Leases have noncancelable terms ranging from four to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1997, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 6% of such revenues. Percentage Lease revenue for the quarter ended March 31, 1997 was $7,208, of which approximately $2,172 was in excess of minimum rent.

Future minimum rentals (ignoring future CPI increases) to be received by the Company from the Lessee pursuant to the Percentage Leases for each of the years in the period 1997 to 2001 and in total thereafter are as follows:

                            1997           $  20,729
                            1998              20,791
                            1999              20,791
                            2000              20,791
                            2001              14,693
                            Thereafter        40,486
                                          -----------
                                            $138,281
                                          ===========

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of the Lessee. The Lessee was the sole source of the Company's Percentage Lease revenue in 1996. At March 31, 1997 and December 31, 1996, the Company has rent receivable of $2,172 and $306, respectively, due from the Lessee.

At March 31, 1997 and December 31, 1996, the Company has a payable to the Lessee of $442 and $681, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.

7. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
   --------------------------------------------------

During the quarter ended March 31, 1997, the noncash financing transactions consisted of $4,902 of dividends and Partnership distributions which were declared but not paid as of March 31, 1997.

8. SUBSEQUENT EVENT:
   -----------------

Subsequent to March 31, 1997, the Company acquired a hotel property for an aggregate consideration of $20 million which was funded with cash proceeds from the Company's credit facility. The property acquired was a 485-room resort in French Lick, Indiana. This property was leased to the Lessee which will operate the property under a long-term Percentage Lease.

9. PRO FORMA FINANCIAL INFORMATION:
   --------------------------------

The pro forma financial information set forth below is presented as if (i) the Offering and the related formation transactions and (ii) the acquisitions of the Hilton Melbourne Beach and the Holiday Inn Crabtree discussed in Note 3 had been consummated as of January 1, 1996. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Offering and the related formation transactions and the acquisitions had been consummated as of January 1, 1996 nor does it purport to represent the results of operations for future periods.

                                                 Three Months
                                                    Ended
                                                   March 31,
                                               ------------------
                                                1997      1996
                                               -------- ---------

     Lease revenue                              $7,713    $6,994
     Interest income                               231       -
                                               -------- ---------

          Total revenue                          7,944     6,994

     Real estate related depreciation and
       amortization                              2,103     2,195

     Real estate and personal property
       taxes, insurance and ground rent          1,098     1,064

     General and administrative                    488       363

     Interest expense                               52       -

     Amortization of deferred financing
       costs                                       109       109
                                               -------- ---------

     Income before minority interest and
       extraordinary item                        4,094     3,263

     Minority interest                             487       359
                                               -------- ---------

     Income before extraordinary item           $3,607    $2,904
                                               ======== =========

      Income per share before extraordinary
        item                                      $.38      $.31
                                               ======== =========

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   ------------------------------------------

                        (unaudited, amounts in thousands)

                                ASSETS
                                ------

                                                                          March 31,      December 31,
                                                                             1997            1996
                                                                         ------------- -----------------

Cash and cash equivalents                                                 $  7,938       $  5,469

Accounts receivable-
   Trade, net of allowance for doubtful accounts of $33
     and $68 at March 31, 1997 and December 31, 1996, respectively           3,598          2,933
   Boykin Hotel Properties, L.P.                                               442            681
   Former owners                                                                62             69
   Other                                                                        28          -

Inventories                                                                    536            470

Property and equipment, net                                                    303            312

Prepaid expenses and other assets                                            1,063            587
                                                                         -----------     ----------
                                                                           $13,970        $10,521
                                                                         ===========     ==========

                   LIABILITIES AND MEMBERS' CAPITAL
                   --------------------------------

Rent payable to Boykin Hotel Properties, L.P.                             $  2,172       $    306

Accounts payable-
   Trade                                                                     1,624          1,567
   Advance deposits                                                            496            224
   Bank overdraft liability                                                    692          1,234
   Former owners                                                               357            373
   Affiliate                                                                   263            267
   Other                                                                       195              8

Accrued expenses-
   Accrued payroll                                                             779            716
   Accrued vacation                                                            831            784
   Accrued sales, use and occupancy taxes                                      776            702
   Other accrued liabilities                                                 2,693          1,786
                                                                         -----------     ----------
                                                                            10,878          7,967
Members' capital-
   Capital contributed                                                       3,000          3,000
   Retained earnings (deficit)                                                  92           (446)
                                                                         -----------     ----------
                                                                             3,092          2,554
                                                                         -----------     ----------
                                                                           $13,970        $10,521
                                                                         ===========     ==========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

                        (unaudited, amounts in thousands)

REVENUES:
   Room revenue                                                            $15,760
   Food and beverage revenue                                                 6,071
   Other hotel revenue                                                       1,149
   Other revenue                                                               771
                                                                         ----------

         Total revenues                                                     23,751
                                                                         ----------

EXPENSES:
   Departmental expenses of hotels-
     Rooms                                                                   3,508
     Food and beverage                                                       4,539
     Other                                                                     570
   Cost of goods sold of nonhotel operations                                   168
   Percentage lease expense                                                  7,208
   General and administrative                                                2,937
   Advertising and promotion                                                 1,023
   Utilities                                                                   954
   Franchisor royalties and other charges                                    1,141
   Repairs and maintenance                                                   1,100
   Depreciation and amortization                                                20
   Other                                                                        45
                                                                         ----------

         Total expenses                                                     23,213
                                                                         ----------

NET INCOME                                                               $     538
                                                                         ==========




           The accompanying notes to consolidated financial statements are an integral part of this statement.

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

                        (unaudited, amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    538
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                             20
       Changes in assets and liabilities-
         Accounts receivable                                                   (454)
         Inventories                                                            (66)
         Prepaid expenses and other assets                                     (476)
         Accounts payable                                                       (30)
         Rent payable                                                         1,866
         Other accrued liabilities                                            1,091
                                                                           ----------

                Net cash provided by operating activities                     2,489
                                                                           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                           (11)

                                                                           ----------

               Net cash used for investing activities                           (11)
                                                                           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of obligations to former owners                                      (16)
  Collections of amounts due from former owners                                   7
                                                                           ----------

                Net cash used for financing activities                           (9)
                                                                           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,469

CASH AND CASH EQUIVALENTS, beginning of period                                5,469
                                                                           ----------

CASH AND CASH EQUIVALENTS, end of period                                   $  7,938
                                                                           ==========



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1997
                                 --------------

                    (unaudited, dollar amounts in thousands)

1. DESCRIPTION OF BUSINESS:
   ------------------------

Boykin Management Company Limited Liability Company and its subsidiaries (collectively, the Lessee) (i) manage and operate full and limited service hotels located throughout the United States; (ii) provide national purchasing services to hotels, and (iii) provide interior design services to hotels and other business.

2. ORGANIZATION:
   -------------

The Lessee commenced operations on November 4, 1996 as an Ohio limited liability company. The Lessee is effectively owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company (the Company).

Pursuant to formation transactions related to the November 4, 1996 initial public offering of the Company, Boykin Management Company (BMC) and Bopa Design Company (doing business as Spectrum Services), wholly owned subsidiaries of The Boykin Company (TBC), were merged into subsidiaries of the Lessee. In addition, Purchasing Concepts, Inc. (PCI) contributed its assets to a subsidiary of the Lessee and that subsidiary assumed PCI's liabilities. TBC and PCI are related through common ownership. The Lessee and its subsidiaries are the successors to the businesses of BMC, Spectrum Services and PCI. As the Lessee, BMC, Spectrum Services and PCI were related through common ownership, there were no purchase accounting adjustments to the historical carrying values of the assets and liabilities of BMC, Spectrum Services and PCI upon merger into or contribution to the subsidiaries of the Lessee. In connection with the formation of the Lessee, certain assets and liabilities of nine of the Hotels (Note 4) were assumed by the Lessee.

3. BASIS OF PRESENTATION:
   ----------------------

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Lessee's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

 4. PERCENTAGE LEASE AGREEMENTS:
    ----------------------------

The Lessee leases 11 hotels (the Hotels) from Boykin Hotel Properties, L.P. (the Partnership), a partnership in which the Company has a general partnership interest, pursuant to long-term leases (Percentage Leases). The Hotels are located in Cleveland, Ohio (2), Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); Ft. Myers, Florida; and Melbourne, Florida (2).

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

Other than real estate and personal property taxes, casualty insurance and capital improvements, which are obligations of the Partnership, the Percentage Leases require the Lessee to pay all costs and expenses incurred in the operation of the Hotels.

The Percentage Leases require the Lessee to indemnify the Company against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the Hotels.

Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at March 31, 1997 for each of the years in the period 1997 to 2001 and in total thereafter is as follows:

                        1997                   $ 20,729
                        1998                     20,791
                        1999                     20,791
                        2000                     20,791
                        2001                     14,693
                        Thereafter               40,486
                                               --------
                                               $138,281
                                               ========

Rent expense for the three months ended March 31, 1997 was $7,208 of which approximately $2,172 was in excess of minimum rent.

5. RELATED PARTY TRANSACTIONS:
   ---------------------------

At March 31, 1997, the Lessee has a receivable from the Partnership of $442, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

At March 31, 1997, the Lessee has a receivable from ($62) and a payable to ($357) the former owners of the subsidiaries of the Lessee and the Initial Hotels.

At March 31, 1997, the Lessee has a payable to The Boykin Group of $263 related to the formation of the Lessee.

6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
   --------------------------------------------

The following unaudited pro forma condensed statements of operations for the three-month periods ended March 31, 1997 and 1996 are presented as if the Lessee leased and operated from January 1, 1996 all of the Hotels owned by the Partnership as of March 31, 1997.

The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1996 or to project results for any future period.

                                                                    Three Months Ended
                                                                         March 31,
                                                                   ---------------------
                                                                      1997       1996
                                                                   ---------  ---------

          Room revenue                                              $16,974     $15,592
          Food and beverage revenue                                   6,421       6,260
          Other hotel revenue                                         1,206       1,179
          Other revenue                                                 771         507
                                                                   ---------  ----------

                 Total revenues                                      25,372      23,538
                                                                   ---------  ----------

          Departmental expenses of hotels                             9,269       8,739
          Cost of goods sold of nonhotel operations                     168         293
          Percentage Lease expense                                    7,713       6,994
          Other expenses                                              7,681       7,115
                                                                   ---------  ----------

                 Net income                                        $    541     $   397
                                                                   =========  ==========

7. SUBSEQUENT EVENT:
   -----------------

In April 1997, the Partnership purchased a hotel located in French Lick, Indiana which was leased to the Lessee pursuant to a long-term Percentage Lease.

                                 INITIAL HOTELS
                                 --------------

                             COMBINED BALANCE SHEET
                             ----------------------

                              AS OF MARCH 31, 1996
                              --------------------

                        (unaudited, amounts in thousands)

                                       ASSETS
                                       ------

             INVESTMENTS IN HOTEL PROPERTIES, at cost:
                Land                                                         $   8,572
                Buildings and improvements                                      96,456
                Furniture and equipment                                         37,407
                Construction in progress                                         1,765
                                                                             -----------
                                                                               144,200

                Less- Accumulated depreciation                                  65,433

                                                                             -----------

                Net investment in hotel properties                              78,767

             CASH AND CASH EQUIVALENTS                                           3,202

             ACCOUNTS RECEIVABLE, net of allowance for doubtful
                accounts of $57                                                  3,882

             INSURANCE CLAIM RECEIVABLE                                            663

             RECEIVABLES FROM AFFILIATE                                             92

             INVENTORIES                                                           442

             PREPAIDS AND OTHER ASSETS                                           1,189

             CASH HELD IN ESCROW                                                 2,418

             DEFERRED EXPENSES, net                                              2,838

                                                                             ---------
                                                                             $  93,493
                                                                             =========




             The accompanying notes to combined financial statements
              are an integral part of this combined balance sheet.

                                 INITIAL HOTELS
                                 --------------

                             COMBINED BALANCE SHEET
                             ----------------------

                              AS OF MARCH 31, 1996
                              --------------------

                        (unaudited, amounts in thousands)

                           LIABILITIES AND PARTNERS' DEFICIT
                           ---------------------------------

             MORTGAGE NOTES PAYABLE                                            $133,215

             ADVANCES FROM AND ACCRUED INTEREST DUE TO PARTNERS                   7,545

             ACCOUNTS PAYABLE:
                Trade                                                             2,176
                Affiliate                                                            51
                Management fees to related party                                    778
                Bank overdraft                                                    1,081

             ACCRUED EXPENSES AND OTHER LIABILITIES                               6,360

             COMMITMENTS AND CONTINGENCIES                                          -
                                                                             -----------
                                                                                151,206

             PARTNERS' DEFICIT                                                  (57,713)
                                                                             -----------
                                                                              $  93,493
                                                                             ===========


             The accompanying notes to combined financial statements
              are an integral part of this combined balance sheet.

                                 INITIAL HOTELS
                                 --------------

                        COMBINED STATEMENT OF OPERATIONS
                        --------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                    -----------------------------------------

                        (unaudited, amounts in thousands)

 REVENUES FROM HOTEL OPERATIONS:
   Room revenue                                                   $ 13,841
   Food and beverage revenue                                         5,673
   Other revenue                                                     1,097
                                                                 ----------

         Total revenues                                             20,611
                                                                 ----------

EXPENSES:
   Departmental expenses-
     Rooms                                                           3,209
     Food and beverage                                               4,083
     Other                                                             575
   General and administrative                                        1,825
   Advertising and promotion                                           928
   Utilities                                                           933
   Management fees to related party                                    859
   Franchisor royalties and other charges                            1,035
   Repairs and maintenance                                             978
   Real estate and personal property taxes, insurance
     and rent                                                          923
   Interest expense                                                  3,763
   Interest expense on partner advances                                194
   Depreciation and amortization                                     1,807
   Other                                                                95
                                                                 ----------

         Total expenses                                             21,207
                                                                 ----------

         Loss before extraordinary item                               (596)

EXTRAORDINARY ITEM -- LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                                           (1,315)

                                                                 ----------

NET LOSS                                                          $ (1,911)
                                                                 ==========

             The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS
                                 --------------

                        COMBINED STATEMENT OF CASH FLOWS
                        --------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                    -----------------------------------------

                        (unaudited, amounts in thousands)

         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                              $   (1,911)
            Adjustments to reconcile net loss to net cash provided by
              operating activities-
                Net loss of Pacific Ohio Partners for the period
                  October 1, 1995 to December 31, 1995, excluded from
                  the combined statements of operations                                  (69)
                Depreciation and amortization expense                                  2,386
                Deferred interest expense on partner advances                            194
                Extraordinary loss on early extinguishment of debt                     1,315
                Payments for franchise fees and other deferred costs                    (151)
                Changes in assets and liabilities-
                  Receivables                                                         (1,221)
                  Inventories, prepaids and other assets                                (367)
                  Cash held in escrow                                                    189
                  Accounts payable, accrued expenses and other
                    liabilities                                                          807
                                                                                  ------------

                           Net cash provided by operating
                             activities                                                1,172
                                                                                  ------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Improvements and additions to hotel properties, net                         (284)
            Purchase of assets of Lake Norman Hotels                                  (9,721)
                                                                                  ------------

                           Net cash used for investing activities                    (10,005)
                                                                                  ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal payments on mortgage notes payable                             (41,837)
            Proceeds from refinancing and new borrowings of
              mortgage debt                                                           51,173
            Payment of debt prepayment premium and debt
              issuance costs                                                            (165)
            Payments on advances from partners                                          (400)
            Payments for deferred financing costs                                       (171)
            Capital contributions                                                      1,126
            Cash distributions paid                                                     (600)
                                                                                  ------------

                           Net cash provided by financing
                             activities                                                9,126
                                                                                  ------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                  $      293

         CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                                    2,909
                                                                                  ------------

         CASH AND CASH EQUIVALENTS AT END OF
          PERIOD                                                                  $    3,202
                                                                                  ============

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
              Cash paid during the period for interest                            $    3,540

         SUPPLEMENTAL SCHEDULE OF NONCASH
          FINANCING ACTIVITIES:
              Prepayment penalty financed with additional
                borrowing                                                         $    1,246

             The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS
                                 --------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

                              AS OF MARCH 31, 1996
                              --------------------

                    (unaudited, dollar amounts in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION:
   ---------------------------------------

Organization
------------

The Initial Hotels consist of the following hotels:

                                                                       Number of
            Property Name                        Location               Rooms
--------------------------------------  ---------------------------  -----------

Berkeley Marina Marriott                Berkeley, California               373
Buffalo Marriott                        Buffalo, New York                  356
Cleveland Airport Marriott              Cleveland, Ohio                    375
Cleveland Marriott East                 Beachwood, Ohio                    403
Columbus Marriott North                 Columbus, Ohio                     300
Melbourne Quality Suites Inn            Melbourne, Florida                 208
Radisson Inn Sanibel Gateway            Ft. Myers, Florida                 157
Hampton Inn                             Charlotte, N. Carolina             117
Holiday Inn                             Charlotte, N. Carolina             119

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

As of March 31, 1996, the Initial Hotels were owned as follows:

                                                                     Partnership Interest
                                                                    -----------------------
                                                                        BMC        Third
                                                                    Affiliates     Party
                                                                    ------------ ----------

Berkeley Marina Associates, L.P. (BMLP)                                100%         0%
Buffalo Hotel Joint Venture (BHJV)                                      50%         50%
Pacific Ohio Partners (POP)                                            100%         0%
Beachwood Hotel Joint Venture (Beachwood)                               35%         65%
Columbus Hotel Joint Venture (CHJV)                                     50%         50%
Melbourne Oceanfront Hotel Associates (MOHA)                           100%         0%
Fort Myers Hotel Partnership (FMHP)                                    100%         0%
B.B.G., I, L.L.C. (BBG)                                                 46%         54%

Boykin Lodging Company (the Company) is an Ohio corporation which has been established to acquire equity interests in hotel properties.

The Company sold 8,275,000 shares of its common stock in an initial public offering on November 4, 1996. On November 29, 1996, the underwriters exercised their overallotment option and purchased an additional 1,241,250 of the Company's common shares (together with the initial public offering, the Offering). The Company contributed all of the net proceeds of the Offering to Boykin Hotel Properties, L.P., an Ohio limited partnership (the Partnership) in exchange for an approximate 84.5% general partnership interest and a $40 million convertible note (the Note). The Company intends to qualify as a real estate investment trust pursuant to Sections 856 - 860 of the Internal Revenue Code.

The partners of the Boykin Partnerships contributed their respective partnership interests to the Partnership in exchange for cash and partnership interests. The Partnership used a portion of the proceeds from the sale of the general partnership interest and the Note to the Company to retire mortgage indebtedness encumbering the Initial Hotels. All of the Initial Hotels are leased to Boykin Management Company Limited Liability Company (the Lessee) pursuant to operating leases which contain provisions for rent based on the revenues of the Initial Hotels. The Lessee is an affiliate of TBC.

Basis of Presentation
---------------------

Management believes that these combined financial statements result in a more meaningful presentation of the Initial Hotel businesses acquired by the Partnership and thus appropriately reflect the historical financial position and results of operations of the predecessor of the Company. All significant intercompany balances and transactions have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the combined financial position of the Initial Hotels as of March 31, 1996 and the results of their operations and cash flows for the three-month period ended March 31, 1996 have been included.

Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the combined financial statements of the Initial Hotels and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. ACCOUNTING PERIODS:
   -------------------

POP has a fiscal year end of September 30. In order to show comparable operations during the quarter ended March 31, 1996, POP's operating results were adjusted to exclude the three-month period October 1 to December 31, 1995. The total revenues of POP excluded from the combined statement of operations for the quarter ended March 31, 1996 was $3,328 and total net loss was $69.

In the opinion of management, the effect of nonconforming period ends is not material to the combined financial statements.

3. ACQUISITION:
   ------------

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

Following is pro forma data assuming that the acquisition of the Holiday Inn and the Hampton Inn discussed above occurred as of January 1, 1996. The primary pro forma adjustments to historical operating results are (i) to increase depreciation expense for the effect of the purchase accounting adjustments to the carrying values of investments in hotel properties; (ii) to adjust management fee expense of the Holiday Inn and Hampton Inn; and (iii) to increase interest expense to reflect the terms of the new mortgage debt and the amortization of related deferred financing costs.

                                                          1996
                                                       -----------

               Total revenues                            $21,027
               Loss before extraordinary item               (687)
               Net loss                                   (2,002)

4. MORTGAGE NOTES PAYABLE:
   -----------------------

Mortgage notes payable had various repayment terms and had various scheduled maturity dates during the period 1998 to 2004. Interest rates on the mortgage notes ranged from 8.54% to 13.25%. Certain of the mortgage notes required the payment of additional interest upon maturity or repayment in full. The additional interest was charged to interest expense utilizing the effective interest rate method over the contractual term of the notes and was $380 for the quarter ended March 31, 1996. All of the mortgage notes payable were collateralized by investments in hotel properties and were paid off with a portion of the proceeds from the Offering.

Debt Extinguishment
-------------------

The refinancing and concurrent payment of a prepayment penalty on the BHJV note resulted in an extraordinary loss due to the early extinguishment of debt in the amount of $1,315 for the quarter ended March 31, 1996.

5. RELATED PARTY TRANSACTIONS:
   ---------------------------

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

Certain other costs relating to purchasing and design services are incurred by an affiliate of BMC and billed to the hotels. Such purchases approximated $25 for the quarter ended March 31, 1996. Furthermore, the hotels made purchases of hotel furnishings through an affiliate of BMC. These purchases amounted to approximately $150 for the quarter ended March 31, 1996.

Receivables from and payables to affiliates represent amounts due from or to BMC and its affiliates applicable to insurance charges and various other items.

BBG paid a 1% asset management fee to an affiliate of its third-party owner.

6. ADVANCES FROM PARTNERS:
   -----------------------

Partner advances consisted of the following:

     Advances from partners used to complete
      construction and to fund operation,
      bearing interest at 10% per annum                                  $2,637

     Accrued interest payable on advances from partners                   4,908
                                                                         ------
                                                                         $7,545
                                                                         ======

The advances from partners and related accrued interest therein were paid off by the Partnership with a portion of the proceeds from the Offering.

Total interest expense on partner advances was $194 for the quarter ended March 31, 1996.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                        COMBINED STATEMENT OF NET ASSETS
                        --------------------------------

                              AS OF MARCH 31, 1996
                              --------------------

                        (unaudited, amounts in thousands)

CASH AND CASH EQUIVALENTS                                              $      3

MANAGEMENT FEES AND OTHER RECEIVABLES
 DUE FROM:
     Affiliates                                                           3,981
     Other                                                                  471

DESIGN COSTS IN EXCESS OF BILLINGS                                          496

PROPERTY AND EQUIPMENT, net                                                 322

PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS                                 224
                                                                       ---------

          Total assets                                                    5,497
                                                                       ---------

ACCOUNTS PAYABLE:
   Affiliates                                                                95
   Bank overdraft liability                                                 330
   Other                                                                    197

ADVANCE BILLINGS FOR DESIGN SERVICES                                        741

ACCRUED PAYROLL                                                             161

OTHER ACCRUED EXPENSES                                                      170

NOTES PAYABLE                                                             1,570

                                                                       ---------

          Total liabilities                                               3,264
                                                                       ---------

NET ASSETS                                                              $ 2,233
                                                                       =========




             The accompanying notes to combined financial statements
                are an integral part of this combined statement.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                   COMBINED STATEMENT OF REVENUES AND EXPENSES
                   -------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                    -----------------------------------------

                        (unaudited, amounts in thousands)

REVENUES:
   Management fees-
     Affiliates                                                  $   874
     Other                                                           142
   Design and other fees-
     Affiliates                                                      252
     Other                                                           299
   Interest income-
     Affiliates                                                       67
     Other                                                             3
   Other                                                              43
                                                                 --------

              Total revenues                                       1,680
                                                                 --------

EXPENSES:
   Cost of sales and operating expenses                              504
   Selling, general and administrative expenses                      852
   Depreciation and amortization expense                              18
   Rent                                                               31
   Interest                                                           36
   Other, net                                                          5
                                                                 --------

              Total expenses                                       1,446
                                                                 --------

REVENUES IN EXCESS OF EXPENSES                                   $   234
                                                                 ========




             The accompanying notes to combined financial statements
                are an integral part of this combined statement.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                              AS OF MARCH 31, 1996
                              --------------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

                    (unaudited, dollar amounts in thousands)

1. DESCRIPTION OF BUSINESSES:
   --------------------------

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

2. BASIS OF PRESENTATION:
   ----------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the net assets of the Combined Entities as of March 31, 1996 and their revenues and expenses for the three-month period ended March 31, 1996 have been included.

Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the combined financial statements of the Combined Entities and footnotes thereto included in Boykin Lodging Company's annual report on Form 10-K for the year ended December 31, 1996.

3. REVENUES:
   ---------

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

4. NOTES PAYABLE:
   --------------

Notes payable consisted of the following at March 31, 1996:

     Installment note payable to a bank in quarterly
       installments of $75, plus interest at prime plus
       1/2%; last installment due September 1, 1999;
       guaranteed by TBC and certain TBC shareholders            $   925

     $1,000 line of credit with a bank, due on demand;
       bearing interest at prime; guaranteed by TBC and
       certain TBC shareholders                                      645
                                                                 --------
                                                                  $1,570
                                                                 ========

All of the debt shown above was retired by BMCL upon completion of the formation transactions discussed in Note 2.

5. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

BMC was a guarantor of the mortgage debt (only in the event certain specified limited events occur) of the following entities:

                                                                   Debt Outstanding
                               Borrower                             March 31, 1996
         ----------------------------------------------            ----------------
         Melbourne Oceanfront Hotel Associates                         $13,000
         Fort Myers Hotel Partnership                                    4,900
         Berkeley Marina Associates Limited Partnership                 29,000
         Pacific Ohio Partners                                          19,350

All of the guaranteed debt shown above was paid off by Boykin Hotel Properties, L.P. on November 4, 1996.

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Management fees and other receivables due from affiliates are comprised of the following at March 31, 1996:

         Management fees receivable                                           $   797
         Design fees receivable                                                    49
         Loans and interest receivable from Boykin Columbus Joint
            Venture (BCJV)                                                      2,941
         Other (reimbursable expenses, etc.)                                      194

                                                                               ------
                                                                               $3,981
                                                                               ======

In general, the above amounts are due from partnerships or joint ventures in which certain owners and officers of PCI, Spectrum Services or TBC, had ownership interests. These partnerships or joint ventures owned hotel properties which were managed by BMC.

The shareholders of TBC, certain of their family members and certain officers of BMC are material partners in BCJV. BMC advanced funds to BCJV in connection with the construction of a hotel in Columbus, Ohio and to fund operating deficits of that hotel. The loans receivable from BCJV accrued interest at 10% per annum. Interest income earned on the loans to BCJV was $67 for the quarter ended March 31, 1996. The loans and interest receivable from BCJV were paid off on November 4, 1996.

Accounts payable to affiliates are comprised of property insurance retro premium adjustments and telephone commissions received by BMC and payable to the various affiliated hotels at the respective statement dates.

Advance billings for design services are related primarily to billings to affiliates.

                                  EXHIBIT INDEX

                                                                                                 Sequentially
                                                                                                 Numbered
                           Exhibit                                                               Pages
                           -------                                                               ------------

         3.1      Amended and Restated Articles of Incorporation                                 *
         3.2      Code of Regulations                                                            *
         4.1      Specimen Share Certificate                                                     *
         10.1     Limited Partnership Agreement of Boykin Hotel Properties, L.P.                 *
         10.2     Form of Registration Rights Agreement                                          *
         10.3     Long-Term Incentive Plan                                                       *
         10.4     Directors' Deferred Compensation Plan                                          *
         10.5     Employment Agreement between the Company and Robert W. Boykin                  *
         10.6     Employment Agreement between the Company and Raymond P. Heitland               *
         10.7     Employment Agreement between the Company and Mark L. Bishop                    *
         10.8     Form of Percentage Lease                                                       *
         10.9     Intercompany Convertible Note                                                  *
         10.10    Agreements with General Partners of the Contributed Partnerships               *
         10.11    Form of Noncompetition Agreement                                               *
         10.12    Alignment of Interests Agreement                                               *
         11       Statement re Computation of Per Share Earnings
         27       Financial Data Schedules

         * Incorporated by reference from Amendment No. 3 to the Company's registration statement on Form S-11 (the "Form S-11") filed on (Registration No. 333-6341) October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.