Form 10-Q
period 1997-06-30
BOYKIN LODGING CO
filed 1997-08-14
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997    Commission file number 001-11975
                                                                       ---------

                             Boykin Lodging Company
             (Exact Name of Registrant as Specified in Its Charter)

                   Ohio                                  34-1824586
      -------------------------------                 ----------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

 Terminal Tower, Suite 1500, 50 Public Square               44113
 --------------------------------------------            -----------
    (Address of Principal Executive Office)               (Zip Code)

                 (216) 241-6375
 ----------------------------------------------------
 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
         The number of Common Shares, without par value, outstanding as of August 14, 1997: 9,516,251

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                  See Index to Financial Statements on page F-1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On November 4, 1996, the Company completed an initial public offering (the "Offering") of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173,898,000. The Company contributed all of the net proceeds to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000,000 intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Offering. If the Note is converted, the Company will receive an additional general partnership interest in the Partnership of 2.9%. The Company is the sole general partner of the Partnership.

         The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotels (the "Initial Hotels"). Through June 30, 1997, the Company had acquired three additional hotels (these three hotels, along with the Initial Hotels, are collectively referred to as the "Hotels"). The Partnership leases the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company (the "Initial Lessee") pursuant to leases (the "Percentage Leases").

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

         During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16.8 million, which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under the Company's $75 million credit facility (the "Credit Facility"). These properties were leased to the Initial Lessee, which will operate the properties under long-term Percentage Leases. Also, in March 1997 the Company purchased the real and personal property of the Whitehall Inn located in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. In May 1997 the Company wound up operations there and began a complete renovation of the property. The renovation, which is expected to cost approximately $6 million, is being funded from borrowings under the Credit Facility. The Company expects to begin business operations as a resort with a Radisson franchise affiliation in January 1998. The property will be leased to the Initial Lessee, which will operate the resort under a long-term Percentage Lease.

         During the quarter ended June 30, 1997, the Company acquired the 485 room French Lick Springs Resort in French Lick, Indiana. The acquisition price was $20 million and was funded with proceeds from the Company's Credit Facility. The Company has leased the resort to the Initial Lessee.

         The following discusses (i) the Company's actual results of operations for the quarter and six months ended June 30, 1997 and pro forma results of operations for the quarters and six months ended June 30, 1997 and 1996, (ii) the Initial Lessee's actual results of operations for the quarter and six months ended June 30, 1997 and pro forma results of operations for the quarter and six months ended June 30, 1997 and 1996, and (iii) the historical results of operations for the Initial Hotels for the quarter and six months ended June 30, 1996.

         The pro forma results of operations assume that (i) the Offering and related transactions, and (ii) the acquisitions of the Melbourne Beach Hilton, Holiday Inn Crabtree and French Lick Springs Resort, all occurred on January 1, 1996.

                              RESULTS OF OPERATIONS

THE COMPANY

     Actual Results of Operations - Quarter ended June 30, 1997

         For the quarter ended June 30, 1997, the Company earned $9,699,000 of Percentage Lease revenue. Interest income earned on available funds was $29,000. Real estate related depreciation and amortization was $2,405,000. Real estate and personal property taxes, insurance and ground rent were $1,323,000 in the aggregate. General and administrative expenses were $551,000. Interest expense and amortization of financing costs related to the Credit Facility were $450,000. The minority interest in the income of the Partnership was $626,000. The Company's net income was $4,373,000. Funds From Operations ("FFO") was $7,404,000. FFO consists of income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate measure of the performance of an equity REIT. FFO should not be considered as a basis for computing distributions or as an alternative
(i) to net income or other measurements under generally accepted accounting principles, as an indicator of operating performance, or (ii) to cash flows from operating, investing, or financing activities, as a measure of liquidity. FFO would not reflect cash expenditures for capital improvements or principal amortization of indebtedness with respect to the Hotels.

     Actual Results of Operations - Six months ended June 30, 1997

         For the six months ended June 30, 1997, the Company earned $16,907,000 of Percentage Lease revenue. Interest income earned on available funds was $260,000. Real estate related depreciation and amortization was $4,346,000. Real estate and personal property taxes, insurance and ground rent were $2,345,000 in the aggregate. General and administrative expenses were $1,039,000. Interest expense and amortization of financing costs related to the Credit Facility were $611,000. The minority interest in the income of the Partnership was $1,072,000. The Company's net income was $7,754,000. FFO was $13,172,000.

     Pro Forma Results of Operations - Quarters ended June 30, 1996 and 1997

         For the quarter ended June 30, 1997, the Company's pro forma revenue from Percentage Leases was $9,678,000, representing a $770,000, or 8.6%, increase over pro forma Percentage Lease revenue for the quarter ended June 30, 1996. Pro forma Percentage Lease revenue for the second quarter 1997 increased over that of 1996 primarily as a result of (i) increases in the average daily rates at the Hotels, and (ii) $92,000 of revenues from the Daytona property prior to its closure. See "Results of Operations -- The Initial Lessee -- Pro Forma Results of Operations."

         Property taxes, insurance and ground rent for the quarter increased $164,000, or 14.1%, reflecting increased real estate taxes and additional ground rent based upon percentages of increased sales. General and administrative expenses increased $189,000, or 52.2%, as a result of increased staff levels and incentive compensation plans introduced in 1997.

         Net income increased $331,000, or 8.3%, primarily through increased revenues. FFO for the quarter ended June 30, 1997 and pro forma FFO for the quarter ended June 30, 1996 was $7,301,000 and $6,884,000, respectively. The increase in FFO in 1997 is attributable to the increase in Percentage Lease revenues.

     Pro Forma Results of Operations - Six months ended June 30, 1996 and 1997

         For the six months ended June 30, 1997, the Company's pro forma revenue from Percentage Leases was $18,141,000, representing a $1,489,000, or 8.9%, increase over pro forma Percentage Lease revenue for the six months ended June 30, 1996. Pro forma Percentage Lease revenue for the first half of 1997 increased over that of 1996 primarily as a result of (i) increases in the occupancies and average daily rates at the Hotels, and (ii) $250,000 of revenues from the Daytona property prior to its closure. See "Results of Operations -- The Initial Lessee -- Pro Forma Results of Operations."

         Property taxes, insurance and ground rent for the period increased $198,000, or 8.6%, reflecting increased real estate taxes and additional ground rent based upon percentages of increased sales. General and administrative expenses increased $314,000, or 43.3%, as a result of increased staff levels and incentive compensation plans introduced in 1997.

         Net income increased $882,000, or 12.6%, primarily through increased revenues. Pro forma FFO for the six months ended June 30, 1997 and 1996 was $13,597,000 and $12,620,000, respectively. The increase in FFO in 1997 is attributable to the increase in Percentage Lease revenues.

THE INITIAL LESSEE

     Actual Results of Operations - Quarter ended June 30, 1997

         For the quarter ended June 30, 1997, the Initial Lessee had revenues of $30,875,000. The Percentage Lease expense during the period was $9,699,000 while departmental expenses of the Hotels and other expenses of the Initial Lessee were $20,246,000 in the aggregate. Net income for the period was $930,000.

     Actual Results of Operations - Six months ended June 30, 1997

         For the six months ended June 30, 1997, the Initial Lessee had revenues of $54,626,000. The Percentage Lease expense during the period was $16,907,000 while departmental expenses of the Hotels and other expenses of the Initial Lessee were $36,251,000 in the aggregate. Net income for the period was $1,468,000.

     Pro Forma Results of Operations - Quarter ended June 30, 1996 and 1997

         Room revenue increased by $1,281,000, or 7.0% in 1997 over 1996, as a result of an increase in ADR from $87.00 in 1996 to $92.14 in 1997. Occupancy rates were the same at 73.5% in each period. Also, $168,000 of the increase in room revenues relates to room revenues from the Daytona property prior to its closure.

         Food, beverage, and other hotel revenues increased $333,000, or 3.3%, reflecting stable occupancy levels and price increases. Non-hotel revenues decreased slightly because of a shift away from furniture and equipment sales towards fee based purchasing services at the interior design subsidiary.

         Departmental expenses increased $334,000, or 3.0%, because of increased revenue levels and general inflationary pressures, but decreased as a percentage of revenues from 37.4% in 1996 to 36.7% in 1997. Cost of goods sold for non-hotel operations decreased significantly because of a shift away from furniture and equipment sales towards fee-based purchasing services at the interior design subsidiary. General and administrative expenses increased $650,000, or 23.0%, as a result of increased sales levels, staffing changes, and management incentive compensation plans implemented in 1997. Sales and marketing expenses increased $187,000, or 17.6%, because of increased revenues and additional promotional efforts at the hotels.

         Pro forma Percentage Lease expense increased 8.6%, or $770,000, due to revenue increases at the Hotels and the application of the Percentage Lease formulas. Approximately $92,000 of the increase in Percentage Lease expense related to lease payments for the Daytona property prior to its closure.

         Pro forma net income decreased $169,000, reflecting the variations in operating expenses discussed above.

     Pro Forma Results of Operations - Six months ended June 30, 1996 and 1997

         Room revenue increased by $2,815,000, or 8.2%, in 1997 over 1996, as a result of an increase in ADR from $86.27 in 1996 to $91.16 in 1997, and an increase in occupancy from 69.5% in 1996 to 70.6% in 1997. Also, $442,000 of the increase in room revenues relates to room revenues from the Daytona property prior to its closure.

         Food, beverage, and other hotel revenues increased $725,000, or 4.0%, reflecting increased occupancy levels and price increases. Non-hotel revenues increased from $1,355,000 to $1,508,000, largely from fees from third-party management contracts which commenced at the end of the first quarter of 1996.

         Departmental expenses increased $770,000, or 3.8%, because of increased revenue and occupancy levels and general inflationary pressures, but decreased as a percentage of revenues from 37.8% in 1996 to 36.7% in 1997. Cost of goods sold for non-hotel operations decreased significantly because of a shift away from furniture and equipment sales towards fee based purchasing services at the interior design subsidiary. General and administrative expenses increased $1,063,000, or 18.6%, as a result of increased sales levels, staffing changes, and management incentive compensation plans implemented in 1997. Sales and marketing expenses increased $234,000, or 10.7%, because of increased revenues and additional promotional efforts at the hotels.

         Pro forma Percentage Lease expense increased 8.9%, or $1,489,000, because of revenue increases at the Hotels and the application of the Percentage Lease formulas. Approximately $250,000 of the increase in percentage lease expense related to lease payments for the Daytona property prior to its closure.

         Pro forma net income increased $337,000, reflecting relatively stable profitability at the leased Hotels and increases in non-hotel revenues.

THE INITIAL HOTELS - ACTUAL RESULTS OF OPERATIONS

     Actual Results of Operations - Quarter ended June 30, 1996

         For the quarter ended June 30, 1996, revenues at the Initial Hotels were $23,286,000. Departmental expenses were $8,674,000, or 37.2% of revenues. Hotel operating expenses exclusive of interest, depreciation and amortization were $7,988,000 or 34.3% of revenues. The income before extraordinary item was $699,000.

     Actual Results of Operations - Six months ended June 30, 1996

         For the six months ended June 30, 1996, revenues at the Initial Hotels were $43,897,000. Departmental expenses were $16,541,000, or 37.7% of revenues. Hotel operating expenses exclusive of interest, depreciation and amortization were $15,564,000 or 35.5% of revenues. The income before extraordinary item was $103,000. The extraordinary item reflected a loss of $1,315,000 on early extinguishment of debt from the refinancing of the mortgage notes payable at two of the Initial Hotels in January 1996.

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

         On June 30, 1997, the Company had $301,000 of cash and cash equivalents and had $20,000,000 of borrowings against the Credit Facility. After quarter end, the borrowings under the Credit Facility increased to $59 million to fund the acquisition of the Holiday Inn Minneapolis West and Marriott's Hunt Valley Inn, discussed below.

         The Company intends to acquire and develop additional hotel properties and will incur indebtedness to fund such acquisitions and development. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make the required distributions. The terms of the Company's $75 million Credit Facility permit borrowings for that purpose, but impose certain limitations on the Company's ability to engage in other borrowings.

         The Credit Facility has a three-year term ending on November 3, 1999. Borrowings against the Credit Facility bear interest at a floating rate of prime plus .5%, or at the Company's election, 2% over various Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the Credit Facility. The Credit Facility requires, among other things, the maintenance of a minium net worth, and specified coverage ratios of EBITDA to debt service and EBITDA to debt service and fixed charges.

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

         The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Credit Facility or other borrowings or from the proceeds from additional issuances of common shares or other securities.

         The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures of 4% of total revenues of the Hotels. In addition, the Company intends to make funds available from the Credit Facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the six months ended June 30, 1997, the Company made $3,193,000 of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

         On July 16, 1997, the Company formed a joint venture with CapStar Hotel Company ("Capstar"), a publicly traded hotel investment and management company, with the intent to acquire full service commercial and resort hotels to be leased to Capstar. The joint venture, Boystar Ventures, L.P. ("Boystar"), is 91% owned by the Company, which serves as its sole general partner. On that day, Boystar acquired the 196 room Holiday Inn Minneapolis West in Saint Louis Park, Minnesota. The acquisition price was $12.3 million. Boystar intends to commence a $1.5 million upgrade and renovation of the hotel. The Company's 91% share of the acquisition price was funded with proceeds from the Company's Credit Facility. Boystar has leased the hotel to Capstar, which will operate the hotel.

         On July 24, 1997, the Company acquired a 91% interest in Shawan Road Hotel Limited Partnership (the "Davidson Venture") from affiliates of Davidson Hotel Company ("Davidson"), a privately held national hotel management company. A Davidson affiliate continues to own the remaining 9% interest in the Davidson Venture. The Davidson Venture retired all of its indebtedness in connection with the transaction. The Davidson Venture owns Marriott's Hunt Valley Inn, a 392 room full service hotel located in the Baltimore, Maryland suburb of Hunt Valley. The Company and Davidson intend to use the Davidson Venture to acquire additional full service commercial and resort hotels to be leased to Davidson. The Company serves as the Davidson Venture's sole general partner. The acquisition price for the 91% interest acquired by the Company was $27.3 million. The Company's investment was funded with proceeds from the Company's Credit Facility. The Davidson Venture has leased the hotel to Davidson, which will continue the business of operating the hotel.

INFLATION

         The Company's revenues are based on percentage leases, which results in changes in the Company's revenues based on changes in the revenues of the hotels operated by its lessees. Therefore, the Company relies entirely on the performance of the hotels and its lessees' ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Company's lessees, can change room rates quickly, but competitive pressures may limit the lessees' ability to raise rates faster than inflation.

         The Company's largest expense item is the depreciation of its investments in hotel properties. The Company's other expenses (general and administrative costs, real estate and personal property taxes, property and casualty insurance, and ground rent) are subject to inflation and are expected to increase with the general rate of inflation.

SEASONALITY

         The Hotels' operations historically have been seasonal. The Hotels located in Florida experience their highest occupancy in the first quarter. The balance of the Hotels maintain higher occupancy rates during the second and third quarters. The seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under its hotel leases. The Company anticipates that its cash flow from its hotel leases will be sufficient to enable the Company to make quarterly distributions. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in hotel lease revenue, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

         The Company held its annual meeting of shareholders on May 6, 1997 at the Cleveland Marriott East Hotel in Beachwood, Ohio. At the meeting, the individuals listed below were elected to the Company's Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation, removal from office or death. The following describes the votes for and against as well as the abstentions and broker non-votes for each nominee:

Name                     Votes For       Votes Against  Abstentions   Broker Non-Votes
----                     ---------       -------------  -----------   ----------------
Robert W. Boykin         7,608,955              0         36,534           1,870,762

Raymond P. Heitland      7,614,555              0         30,934           1,870,762

Albert T. Adams          7,613,755              0         31,734           1,870,762

Lee C. Howley, Jr        7,613,455              0         32,034           1,870,762

William N. Hulett        7,613,555              0         31,934           1,870,762

Frank E. Mosier          7,613,955              0         31,534           1,870,762

Ivan J. Winfield         7,296,975              0        348,514           1,870,762

No other matters were voted upon at the annual meeting. On May 30, 1997, Mr. Hulett resigned from the Board of Directors to become President and Chief Executive Officer of BridgeStreet Accommodations, Inc. Effective August 12, 1997, William H. Schecter, an executive officer with National City Bank in Cleveland, Ohio, was elected by the Board of Directors to fill the vacancy created by Mr. Hulett's resignation.

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

         10.6*    Employment Agreement between the Company and Raymond P.
                  Heitland
         10.7*    Employment Agreement between the Company and Mark L. Bishop
         10.8*    Form of Percentage Lease
         10.9*    Intercompany Convertible Note
         10.10*   Agreements with General Partners of the Contributed
                  Partnerships
         10.11*   Form of Noncompetition Agreement
         10.12*   Alignment of Interests Agreement
         10.13    Description of Employment Arrangement between the Company and
                  Paul A. O'Neil
         11       Statement re Computation of Per Share Earnings
         27       Financial Data Schedules

         * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

         (b)      Reports on Form 8-K
                  -------------------

       Date Filed                     Items Reported                          Summary
       ----------                     --------------                          -------
1)     April 21, 1997                 Item 2                                  The Company acquired the French Lick Springs
       (Form 8K)                      (Acquisition of Assets)                 Resort in French Lick, Indiana


2)     June 2, 1997                   Item 2                                  Amendment to March 21, 1997 Form 8K adding
       (Form 8K/A)                    (Acquisition of Assets)                 certain financial statements with respect to
                                                                              the acquisition of the Holiday Inn Crabtree
                                                                              in Raleigh, North Carolina

3)     June 17, 1997                  Item 2                                  Amendment to March 21, 1997 Form 8K adding
       (Form 8K/A)                    (Acquisition of Assets)                 certain pro forma financial information with
                                                                              respect to the acquisition of the Holiday Inn
                                                                              Crabtree in Raleigh, North Carolina

4)     June 17, 1997                  Item 2                                  Amendment to April 21, 1997 Form 8K adding
       (Form 8K/A)                    (Acquisition of Assets)                 the financial statements and pro forma
                                                                              financial information with respect to the
                                                                              acquisition of the French Lick Springs
                                                                              Resort in French Lick, Indiana

5)     June 19, 1997                  Item 2                                  Amendment to March 21, 1997 Form 8K adding
       (Form 8K/A)                    (Acquisition of Assets)                 certain pro forma financial information with
                                                                              respect to the acquisition of the Holiday Inn
                                                                              Crabtree in Raleigh, North Carolina

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

                                        BOYKIN LODGING COMPANY

                                        /s/ Robert W. Boykin
                                        ---------------------------------------
August 14, 1997                         Robert W. Boykin
                                        Director, Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                              /s/ Raymond P. Heitland
                                              ---------------------------------
August 14, 1997                               Raymond P. Heitland
                                              Director, Chief Financial Officer
                                              (Principal Accounting Officer)

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

         10.6     Employment Agreement between the Company and Raymond P. Heitland                                 *

         10.7     Employment Agreement between the Company and Mark L. Bishop                                      *
         10.8     Form of Percentage Lease                                                                         *
         10.9     Intercompany Convertible Note                                                                    *
         10.10    Agreements with General Partners of the Contributed Partnerships                                 *
         10.11    Form of Noncompetition Agreement                                                                 *
         10.12    Alignment of Interests Agreement                                                                 *
         10.13    Description of Employment Arrangement between the Company and
                  Paul A. O'Neil
         11       Statement re Computation of Per Share Earnings
         27       Financial Data Schedules

         * Incorporated by reference from Amendment No. 3 to the Company's registration statement on Form S-11 (the "Form S-11") filed on (Registration No. 333-6341) October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

                             BOYKIN LODGING COMPANY

                          INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:

     Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..........................  F-2
     Consolidated Statements of Income for the three and six-month periods ended June 30, 1997........................................................................  F-3
     Consolidated Statement of Shareholders' Equity for the six months ended
         June 30, 1997..............................................................................  F-4
     Consolidated Statement of Cash Flows for the six months ended June 30, 1997....................  F-5
     Notes to Consolidated Financial Statements.....................................................  F-6

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY
AND SUBSIDIARIES:

     Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..........................  F-11
     Consolidated Statements of Operations for the three and six-month periods ended June 30, 1997........................................................................  F-12
     Consolidated Statement of Cash Flows for the six months ended June 30, 1997....................  F-13
     Notes to Consolidated Financial Statements.....................................................  F-14

INITIAL HOTELS:

     Combined Balance Sheet as of June 30, 1996.....................................................  F-17
     Combined Statements of Operations for the three and six-month periods ended June 30, 1996........................................................................  F-19
     Combined Statement of Cash Flows for the six months ended June 30, 1996........................  F-20
     Notes to Combined Financial Statements.........................................................  F-22

BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC. AND
BOPA DESIGN COMPANY:

     Combined Statement of Net Assets as of June 30, 1996...........................................  F-26
     Combined Statements of Revenues and Expenses for the three and six-month periods ended June 30, 1996................................................................  F-27
     Notes to Combined Financial Statements.........................................................  F-28

                             BOYKIN LODGING COMPANY
                             ----------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    AS OF JUNE 30, 1997 AND DECEMBER 31,1996
                    ----------------------------------------

                        (unaudited, amounts in thousands)

                                                                                June 30,      December 31,
                                                                                  1997            1996
                                                                               ------------ -----------------
                                  ASSETS
                                  ------

        INVESTMENT IN HOTEL PROPERTIES, net                                      $153,455        $113,322

        CASH AND CASH EQUIVALENTS                                                     301          21,362

        RENT RECEIVABLE FROM THE LESSEE                                             3,633             306

        DEFERRED EXPENSES, net                                                      1,387           1,509

        OTHER ASSETS                                                                1,386             772
                                                                               ------------    ------------

                 Total assets                                                    $160,162        $137,271
                                                                               ============    ============


                   LIABILITIES AND SHAREHOLDER'S EQUITY
                   ------------------------------------

        BORROWINGS AGAINST CREDIT FACILITY                                       $ 20,000        $    -

        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       3,839           2,433

        DIVIDENDS/DISTRIBUTIONS PAYABLE                                             4,892           3,091

        DUE TO LESSEE                                                               1,580             681

        MINORITY INTEREST IN PARTNERSHIP                                           13,654          14,045

        SHAREHOLDERS' EQUITY:
           Preferred shares, without par value; 10,000,000 shares
             authorized; no shares issued and outstanding                           -               -
           Common shares, without par value; 40,000,000 shares
             authorized; 9,516,251 shares issued and outstanding,
             stated at                                                              -               -
           Additional paid-in capital                                             123,814         123,828
           Retained deficit                                                        (7,617)         (6,807)
                                                                               ------------    ------------
                                                                                  116,197         117,021
                                                                               ------------    ------------
                 Total shareholders' equity                                      $160,162        $137,271
                                                                               ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                             ----------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997
             -------------------------------------------------------

           (unaudited, amounts in thousands except for per share data)

                                                                        Three Months       Six Months Ended
                                                                       Ended June 30,          June 30,
                                                                            1997                 1997
                                                                      ------------------   ----------------
REVENUES:
   Lease revenue                                                            $9,699              $16,907
   Interest income                                                              29                  260
                                                                          ----------          -----------
                                                                             9,728               17,167
                                                                          ----------          -----------

EXPENSES:
   Real estate related depreciation and amortization                         2,405                4,346
   Real estate and personal property taxes, insurance and
     ground rent                                                             1,323                2,345
   General and administrative                                                  551                1,039
   Interest expense                                                            341                  393
   Amortization of deferred financing costs                                    109                  218
                                                                          ----------          -----------
                                                                             4,729                8,341
                                                                          ----------          -----------

INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                                                         4,999                8,826

MINORITY INTEREST                                                             (626)              (1,072)
                                                                          ----------          -----------

NET INCOME APPLICABLE TO COMMON SHARES                                      $4,373            $   7,754
                                                                          ==========          ===========

EARNINGS PER SHARE                                                             $.46                 $.81
                                                                          ==========          ===========

        Weighted average number of shares                                    9,516                9,516
                                                                          ==========          ===========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY
                             ----------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     --------------------------------------

                    (unaudited, dollar amounts in thousands)

                                                 Common       Paid-In    Retained
                                                 Shares       Capital     Deficit        Total
                                               -----------  ------------ -----------  ------------

Balance, December 31, 1996                      9,516,251     $123,828     $(6,807)     $117,021

Additional offering expenses                        -              (14)      -               (14)

Dividends declared                                  -            -          (8,564)       (8,564)

Net income                                          -            -           7,754         7,754
                                               -----------  ------------  ----------  ------------

Balance, June 30, 1997                          9,516,251     $123,814     $(7,617)     $116,197
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

                             BOYKIN LODGING COMPANY
                             ----------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     --------------------------------------

                        (unaudited, amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 7,754
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                         4,588
       Minority interest                                                     1,072
       Changes in assets and liabilities-
         Rent receivable from the Lessee                                    (3,327)
         Other assets                                                         (652)
         Accounts payable and accrued expenses                               1,406
         Due to affiliates                                                     899
                                                                         -----------

                    Net cash provided by operating activities               11,740
                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of hotel properties                                        (41,099)
   Improvements and additions to hotel properties                           (3,193)
                                                                         -----------

                    Net cash flow used for investing activities            (44,292)
                                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of dividends and distributions                                  (7,995)
   Cash payment for redemption of certain limited partnership
     interests                                                                (500)
   Borrowings against credit facility                                       20,000
   Additional offering costs                                                   (14)
                                                                         -----------

                    Net cash flow provided by financing activities          11,491
                                                                         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (21,061)

CASH AND CASH EQUIVALENTS, beginning of period                              21,362
                                                                         -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   301
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

                                  JUNE 30, 1997
                                  -------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

2. NET INCOME PER SHARE AND PARTNERSHIP UNITS:
   -------------------------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 9,516,251 for the three- and six-month periods ended June 30, 1997. At June 30, 1997, a total of 1,355,104 limited partnership units were issued and outstanding. The weighted average number of common shares and limited partnership units outstanding for the three- and six-month periods ended June 30, 1996 were 10,889,722 and 10,891,974, respectively.

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

The Company's pro forma earnings per share that would have been reported had the new standard been previously in effect are as follows:

                                             Three          Six
                                             Months        Months
                                             Ended         Ended
                                            June 30,      June 30,
                                              1997         1997
                                           -----------  ------------

Basic earnings per common share               $.46         $.81
Diluted earnings per common share             $.46         $.81

3. ACQUISITIONS OF HOTEL PROPERTIES:
   ---------------------------------

Acquisitions of Businesses
--------------------------

During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16.8 million which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under the credit facility. These properties were leased to the Lessee which operates the properties under long-term Percentage Leases. These acquisitions were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on their respective dates of acquisition.

In April, the Company acquired a 485-room resort in French Lick, Indiana for an aggregate consideration of $20 million. The purchase price was funded with borrowings under the Company's credit facility. This property was leased to the Lessee which operates the property under a long-term Percentage Lease.

Acquisition of Hotel Assets
---------------------------

In March 1997, the Company purchased the real and personal property of the Whitehall Inn in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. The Company discontinued operations at the Whitehall Inn in May 1997 and began a complete renovation of the property. The renovation, which is expected to cost $6 million, will be funded from borrowings under the credit facility. The Company expects to begin business operations as a resort with a major hotel franchise affiliation in January 1998. The property will be leased to the Lessee which will manage the resort under a long-term Percentage Lease.

4. REDEMPTION OF PARTNERSHIP INTERESTS:
   ------------------------------------

In June 1997, 22,896 limited partnership units in the Partnership were redeemed for aggregate cash consideration of $500. The excess of the redemption price paid over the capital account balances of the units redeemed was $269 and was recorded as additional investment in hotel properties. After the redemption, the Partnership has 1,355,104 limited partnership units outstanding. As a result of the redemption, assuming conversion of the Note, the Company's general partnership interest in the Partnership increased from 87.4% to 87.5%.

5. CREDIT FACILITY:
   ----------------

In November 1996, the Company obtained a three-year commitment for a $75,000 credit facility to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings against the credit facility bear interest at a floating rate of prime rate plus .5% (8.75% and 9% at December 31, 1996 and June 30, 1997, respectively) or, at the Company's election, 2% over various Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the credit facility. As of December 31, 1996, the Company had no outstanding borrowings against the credit facility. As of June 30, 1997, the Company had $20,000 outstanding against the credit facility.

The credit facility is secured by mortgage interests in seven of the Initial Hotel properties including lease revenues generated from such properties.

The credit facility requires, among other things, the Company to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status. The Company was in compliance with its covenants at December 31, 1996 and June 30, 1997.

6. PERCENTAGE LEASE AGREEMENTS:
   ----------------------------

The Percentage Leases have noncancelable terms ranging from four to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1997, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 6% of such revenues. Percentage Lease revenue for the three- and six-month periods ended June 30, 1997 was $9,699 and $16,907, respectively, of which approximately $3,686 and $5,858, respectively, was in excess of minimum rent.

Future minimum rentals (ignoring future CPI increases) to be received by the Company from the Lessee pursuant to the Percentage Leases for each of the years in the period 1997 to 2001 and in total thereafter are as follows:

                    1997            $ 22,954
                    1998              23,791
                    1999              23,791
                    2000              23,791
                    2001              17,693
                    Thereafter        41,261
                                  -----------
                                    $153,281
                                  ===========

7. RELATED PARTY TRANSACTIONS:
   ---------------------------

The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of the Lessee. The Lessee was the sole source of the Company's Percentage Lease revenue through June 30, 1997. At June 30, 1997 and December 31, 1996, the Company has rent receivable of $3,633 and $306, respectively, due from the Lessee.

At June 30, 1997 and December 31, 1996, the Company has a payable to the Lessee of $1,580 and $681, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
   --------------------------------------------------

During the six-month period ended June 30, 1997, the noncash financing transactions consisted of $4,892 of dividends and Partnership distributions which were declared but not paid as of June 30, 1997.

Interest paid during the six-month period ended June 30, 1997 was $82.

9. SUBSEQUENT EVENTS:
   ------------------

In July 1997, the Company entered a joint venture with CapStar Hotel Company (CapStar) forming BoyStar Ventures, in which the Partnership will have a 91% interest. BoyStar Ventures purchased the 196 room Holiday Inn - Minneapolis West located in Minneapolis, Minnesota for a cash purchase price of $12.3 million. The Company's share of the purchase price was funded through borrowings under the Company's credit facility. The venture plans to invest approximately $1.5 million in capital improvements to the property. CapStar will lease and manage the property.

In July 1997, the Company acquired a 91% interest in Marriott's Hunt Valley Inn, a 392-room, full-service hotel located in a suburb of Baltimore, Maryland, for cash consideration of $27.3 million. The purchase price was funded through borrowings under the Company's credit facility. Davidson Hotel Company will lease and manage the property.

10. PRO FORMA FINANCIAL INFORMATION:
    --------------------------------

The pro forma financial information set forth below is presented as if (i) the Offering and the related formation transactions and (ii) the acquisitions of the Hilton Melbourne Beach and the Holiday Inn Crabtree and the French Lick Resort discussed in Note 3 had been consummated as of January 1, 1996. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Offering and the related formation transactions and the acquisitions had been consummated as of January 1, 1996 nor does it purport to represent the results of operations for future periods.

                                            Six Months Ended
                                                June 30,
                                          ------------------
                                            1997       1996
                                          ---------- ---------

Lease revenue                               $18,141   $16,652

Real estate related depreciation and
  amortization                                4,640     4,705

Real estate and personal property
  taxes, insurance and ground rent            2,512     2,314

General and administrative                    1,039       725

Interest expense                                775       775

Amortization of deferred financing
  costs                                         218       218
                                          ---------- ---------

Income before minority interest and
  extraordinary item                          8,957     7,915

Minority interest                             1,092       932
                                          ---------- ---------

Income before extraordinary item             $7,865    $6,983
                                          ========== =========

Income per share before extraordinary
   item                                     $   .83    $  .73
                                          ========== =========

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                    -----------------------------------------

                        (unaudited, amounts in thousands)

                                ASSETS
                                ------

                                                                           June 30,      December 31,
                                                                             1997            1996
                                                                          -----------    ------------

Cash and cash equivalents                                                 $   8,507       $  5,469

Accounts receivable-
   Trade, net of allowance for doubtful accounts of $33
     and $68 at June 30, 1997 and December 31, 1996,
     respectively                                                             4,247          2,933
   Boykin Hotel Properties, L.P.                                              1,580            681
   Former owners                                                              -                 69
   Other                                                                        275          -

Inventories                                                                     788            470

Property and equipment, net                                                     298            312

Prepaid expenses and other assets                                             1,605            587
                                                                          ----------      ----------
                                                                           $ 17,300        $10,521
                                                                          ==========      ==========

                   LIABILITIES AND MEMBERS' CAPITAL
                   --------------------------------

Rent payable to Boykin Hotel Properties, L.P.                             $   3,633       $    306

Accounts payable-
   Trade                                                                      1,536          1,567
   Advance deposits                                                             525            224
   Bank overdraft liability                                                   2,610          1,234
   Former owners                                                              -                373
   Affiliate                                                                  -                267
   Other                                                                        355              8

Accrued expenses-
   Accrued payroll                                                              427            716
   Accrued vacation                                                             931            784
   Accrued sales, use and occupancy taxes                                       892            702
   Other accrued liabilities                                                  2,369          1,786
                                                                          ----------      ----------
                                                                             13,278          7,967
Members' capital-
   Capital contributed                                                        3,000          3,000
   Retained earnings (deficit)                                                1,022           (446)
                                                                          ----------      ----------
                                                                              4,022          2,554
                                                                          ----------      ----------
                                                                           $ 17,300        $10,521
                                                                          ==========      ==========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997
             -------------------------------------------------------

                        (unaudited, amounts in thousands)

                                                                           Three Months       Six Months
                                                                              Ended              Ended
                                                                          June 30, 1997      June 30, 1997
                                                                         -----------------  ----------------

REVENUES:
   Room revenue                                                            $19,652          $ 35,412
   Food and beverage revenue                                                 8,303            14,374
   Other hotel revenue                                                       2,183             3,332
   Other revenue                                                               737             1,508
                                                                         -----------       ----------

         Total revenues                                                     30,875            54,626
                                                                         -----------       ----------

EXPENSES:
   Departmental expenses of hotels-
     Rooms                                                                   4,366             7,874
     Food and beverage                                                       5,857            10,396
     Other                                                                   1,116             1,686
   Cost of goods sold of nonhotel operations                                   247               415
   Percentage lease expense                                                  9,699            16,907
   General and administrative                                                3,463             6,400
   Advertising and promotion                                                 1,249             2,272
   Utilities                                                                 1,197             2,151
   Franchisor royalties and other charges                                    1,416             2,557
   Repairs and maintenance                                                   1,330             2,430
   Depreciation and amortization                                                21                41
   Other                                                                       (16)               29
                                                                         -----------       ----------

         Total expenses                                                     29,945            53,158
                                                                         -----------       ----------

NET INCOME                                                               $     930         $   1,468
                                                                         ===========       ==========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     --------------------------------------

                        (unaudited, amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  1,468
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                             41
       Changes in assets and liabilities-
         Accounts receivable                                                 (2,488)
         Inventories                                                           (318)
         Prepaid expenses and other assets                                   (1,018)
         Accounts payable                                                     1,726
         Rent payable                                                         3,327
         Other accrued liabilities                                              631
                                                                           ----------

                Net cash provided by operating activities                     3,369
                                                                           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                           (27)
                                                                           ----------

               Net cash used for investing activities                           (27)
                                                                           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of obligations to former owners                                     (373)
  Collections of amounts due from former owners                                  69
                                                                           ----------

                Net cash used for financing activities                         (304)
                                                                           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,038

CASH AND CASH EQUIVALENTS, beginning of period                                5,469
                                                                           ----------

CASH AND CASH EQUIVALENTS, end of period                                   $  8,507
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

                                  JUNE 30, 1997
                                  -------------

                    (unaudited, dollar amounts in thousands)

1. DESCRIPTION OF BUSINESS:
   ------------------------

Boykin Management Company Limited Liability Company and its subsidiaries (collectively, the Lessee) (i) manage and operate full and limited service hotels located throughout the United States; (ii) provide national purchasing services to hotels, and (iii) provide interior design services to hotels and other businesses.

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

3. BASIS OF PRESENTATION:
   ----------------------

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 and the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Lessee's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

4. PERCENTAGE LEASE AGREEMENTS:
   ----------------------------

The Lessee leases 12 hotels (the Hotels) from Boykin Hotel Properties, L.P. (the Partnership), a partnership in which the Company has a general partnership interest, pursuant to long-term leases (Percentage Leases). The Hotels are located in Cleveland, Ohio (2), Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); Ft. Myers, Florida; Melbourne, Florida (2); and French Lick, Indiana.

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

Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at June 30, 1997 for each of the years in the period 1997 to 2001 and in total thereafter is as follows:

                    1997                   $ 22,954
                    1998                     23,791
                    1999                     23,791
                    2000                     23,791
                    2001                     17,693
                    Thereafter               41,261
                                           --------
                                           $153,281
                                           ========

Rent expense for the three- and six-month periods ended June 30, 1997 was $9,699 and $16,907, respectively, of which approximately $3,686 and $5,858, respectively, was in excess of minimum rent.

5. RELATED PARTY TRANSACTIONS:
   ---------------------------

At June 30, 1997, the Lessee has a receivable from the Partnership of $1,580, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
   --------------------------------------------

The following unaudited pro forma condensed statements of operations for the six-month periods ended June 30, 1997 and 1996 are presented as if the Lessee leased and operated from January 1, 1996 all of the Hotels owned by the Partnership as of June 30, 1997.

The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1996 or to project results for any future period.

                                                                        Six Months
                                                                      Ended June 30,
                                                                   ---------------------
                                                                     1997        1996
                                                                   ---------  ----------

          Room revenue                                              $37,343    $ 34,528
          Food and beverage revenue                                  15,281      14,761
          Other hotel revenue                                         3,702       3,497
          Other revenue                                               1,508       1,355
                                                                   ---------  ----------

                 Total revenues                                      57,834      54,141
                                                                   ---------  ----------

          Departmental expenses of hotels                            21,221      20,451
          Cost of goods sold of nonhotel operations                     415         756
          Percentage Lease expense                                   18,141      15,632
          Other expenses                                             17,070      16,652
                                                                   ---------  ----------

                 Net income                                        $    987    $    650
                                                                   =========  ==========

                                 INITIAL HOTELS
                                 --------------

                             COMBINED BALANCE SHEET
                             ----------------------

                               AS OF JUNE 30, 1996
                               -------------------

                        (unaudited, amounts in thousands)

                                       ASSETS
                                       ------

             INVESTMENTS IN HOTEL PROPERTIES, at cost:
                Land                                                             $    8,572
                Buildings and improvements                                           96,983
                Furniture and equipment                                              38,240
                Construction in progress                                                392
                                                                                 ------------
                                                                                    144,187

                Less- Accumulated depreciation                                       66,545
                                                                                 ------------

                Net investment in hotel properties                                   77,642

             CASH AND CASH EQUIVALENTS                                                4,206

             ACCOUNTS RECEIVABLE, net of allowance for doubtful
                accounts of $21                                                       3,741

             INSURANCE CLAIM RECEIVABLE                                                 663

             RECEIVABLES FROM AFFILIATE                                                 119

             INVENTORIES                                                                469

             PREPAIDS AND OTHER ASSETS                                                  851

             CASH HELD IN ESCROW                                                      3,551

             DEFERRED EXPENSES, net                                                   2,644
                                                                                 ------------
                                                                                 $   93,886
                                                                                 ============




             The accompanying notes to combined financial statements
              are an integral part of this combined balance sheet.

                                 INITIAL HOTELS
                                 --------------

                             COMBINED BALANCE SHEET
                             ----------------------

                               AS OF JUNE 30, 1996
                               -------------------

                        (unaudited, amounts in thousands)

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

             MORTGAGE NOTES PAYABLE                                            $133,344

             ADVANCES FROM AND ACCRUED INTEREST
                DUE TO PARTNERS                                                   7,725

             ACCOUNTS PAYABLE:
                Trade                                                             1,960
                Management fees to related party                                    891
                Bank overdraft                                                      757

             ACCRUED EXPENSES AND OTHER LIABILITIES                               5,945

             COMMITMENTS AND CONTINGENCIES                                        -
                                                                             -----------
                                                                                150,622

             PARTNERS' DEFICIT                                                  (56,736)
                                                                             -----------
                                                                              $  93,886
                                                                             ===========



             The accompanying notes to combined financial statements
              are an integral part of this combined balance sheet.

                                 INITIAL HOTELS
                                 --------------

                        COMBINED STATEMENTS OF OPERATIONS
                        ---------------------------------

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996
             -------------------------------------------------------

                        (unaudited, amounts in thousands)

                                                                   Three Months      Six Months Ended
                                                                  Ended June 30,          June 30,
                                                                       1996                 1996
                                                                -------------------  ------------------
REVENUES FROM HOTEL OPERATIONS:
   Room revenue                                                       $15,731              $29,572
   Food and beverage revenue                                            6,313               11,986
   Other revenue                                                        1,242                2,339
                                                                    -----------          -----------

         Total revenues                                                23,286               43,897
                                                                    -----------          -----------

EXPENSES:
   Departmental expenses-
     Rooms                                                              3,546                6,755
     Food and beverage                                                  4,488                8,571
     Other                                                                640                1,215
   General and administrative                                           1,929                3,754
   Advertising and promotion                                              867                1,795
   Utilities                                                              817                1,750
   Management fees to related party                                     1,050                1,909
   Franchisor royalties and other charges                               1,225                2,260
   Repairs and maintenance                                              1,043                2,021
   Real estate and personal property taxes, insurance
     and rent                                                             982                1,905
   Interest expense                                                     3,812                7,575
   Interest expense on partner advances                                   180                  374
   Depreciation and amortization                                        1,933                3,740
   Other                                                                   75                  170
                                                                    -----------          -----------

         Total expenses                                                22,587               43,794
                                                                    -----------          -----------

         Income before extraordinary item                                 699                  103

EXTRAORDINARY ITEM -- LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                                                  -                (1,315)
                                                                    -----------          -----------

NET INCOME (LOSS)                                                   $      699           $  (1,212)
                                                                    ===========          ===========

             The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS
                                 --------------

                        COMBINED STATEMENT OF CASH FLOWS
                        --------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     --------------------------------------

                        (unaudited, amounts in thousands)

         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                              $   (1,212)
            Adjustments to reconcile net loss to net cash provided by
              operating activities-
                Net loss of Pacific Ohio Partners for the period October 1, 1995 to December 31, 1995, excluded from
                  the combined statement of operations                                   (69)
                Depreciation and amortization expense                                  5,450
                Deferred interest expense on partner advances                            374
                Extraordinary loss on early extinguishment of debt                     1,315
                Payments for franchise fees and other deferred costs                    (155)
                Changes in assets and liabilities-
                  Receivables                                                         (1,112)
                  Inventories, prepaids and other assets                                 (52)
                  Cash held in escrow                                                   (944)
                  Accounts payable, accrued expenses and other
                    liabilities                                                          (85)
                                                                                  ------------

                           Net cash provided by operating
                             activities                                                3,510
                                                                                  ------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Improvements and additions to hotel properties, net                       (1,573)
            Purchase of assets of Lake Norman Hotels                                  (9,719)
                                                                                  ------------

                           Net cash used for investing activities                    (11,292)
                                                                                  ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Principal payments on mortgage notes payable                             (42,101)
            Proceeds from refinancing and new borrowings of
              mortgage debt                                                           51,173
            Payment of debt prepayment premium and debt
              issuance costs                                                            (228)
            Payments on advances from partners                                          (400)
            Payments for deferred financing costs                                       (171)
            Capital contributions                                                      1,406
            Cash distributions paid                                                     (600)
                                                                                  ------------

                           Net cash provided by financing
                             activities                                                9,079
                                                                                  ------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                  $     1,297

         CASH AND CASH EQUIVALENTS AT BEGINNING
           OF PERIOD                                                                    2,909
                                                                                  ------------

         CASH AND CASH EQUIVALENTS AT END OF
           PERIOD                                                                 $     4,206
                                                                                  ============

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
              Cash paid during the period for interest                            $     6,887

         SUPPLEMENTAL SCHEDULE OF NONCASH
           FINANCING ACTIVITIES:
              Prepayment penalty financed with additional
                borrowing                                                         $     1,246

             The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS
                                 --------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

                               AS OF JUNE 30, 1996
                               -------------------

                    (unaudited, dollar amounts in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION:
   ---------------------------------------

Organization
------------

The Initial Hotels consist of the following hotels:

                                                                        Number of
            Property Name                        Location                 Rooms
--------------------------------------  ---------------------------  ----------------

Berkeley Marina Marriott                Berkeley, California               373
Buffalo Marriott                        Buffalo, New York                  356
Cleveland Airport Marriott              Cleveland, Ohio                    375
Cleveland Marriott East                 Beachwood, Ohio                    403
Columbus Marriott North                 Columbus, Ohio                     300
Melbourne Quality Suites Inn            Melbourne, Florida                 208
Radisson Inn Sanibel Gateway            Ft. Myers, Florida                 157
Hampton Inn                             Charlotte, N. Carolina             117
Holiday Inn                             Charlotte, N. Carolina             119

Boykin Management Company (BMC) was involved in the development of each of the above hotels except the Hampton Inn and Holiday Inn and has managed all of the Initial Hotels excluding the Hampton Inn and Holiday Inn since their respective inceptions. The hotels were owned by partnerships (Boykin Partnerships) in which the shareholders of The Boykin Company (TBC), BMC's parent company, and certain officers and employees of BMC (collectively, BMC Affiliates) had significant direct and indirect ownership interests.

As of June 30, 1996, the Initial Hotels were owned as follows:

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the combined financial position of the Initial Hotels as of June 30, 1996 and the results of their operations and cash flows for the three- and six-month periods ended June 30, 1996 have been included.

Operating results for the interim periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the combined financial statements of the Initial Hotels and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. ACCOUNTING PERIODS:
   -------------------

POP has a fiscal year end of September 30. In order to show comparable operations during the three- and six-month periods ended June 30, 1996, POP's operating results were adjusted to exclude the three-month period October 1 to December 31, 1995. The total revenues of POP excluded from the combined statement of operations for the six-month period ended June 30, 1996 was $3,328 and total net loss was $69.

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

                                                            Three Months      Six Months Ended
                                                           Ended June 30,         June 30,
                                                                1996                1996
                                                         ------------------- -------------------

           Total revenues                                       $23,287            $44,314
           Income (loss) before extraordinary item                  671                (16)
           Net loss                                                 671             (1,331)

4. MORTGAGE NOTES PAYABLE:
   -----------------------

Mortgage notes payable had various repayment terms and had various scheduled maturity dates during the period 1998 to 2004. Interest rates on the mortgage notes ranged from 8.54% to 13.25%. Certain of the mortgage notes required the payment of additional interest upon maturity or repayment in full. The additional interest was charged to interest expense utilizing the effective interest rate method over the contractual term of the notes and was $311 and $691 for the three- and six-month periods ended June 30, 1996, respectively. All of the mortgage notes payable were collateralized by investments in hotel properties and were paid off with a portion of the proceeds from the Offering.

Debt Extinguishment
-------------------

The refinancing and concurrent payment of a prepayment penalty on the BHJV note resulted in an extraordinary loss due to the early extinguishment of debt in the amount of $1,315 for the six-month period ended June 30, 1996.

5. RELATED PARTY TRANSACTIONS:
   --------------------------

A substantial portion of the Initial Hotels' management and accounting functions were performed by BMC, for a fee computed as specified in each hotel's management agreement. The base management fee was based on percentages of hotel revenues of 3% or 3.5% except for the Holiday Inn and Hampton Inn for which the fees were calculated as 5% of hotel revenues. In addition, if specified operating results were achieved, an incentive fee was due to BMC. The management agreements with BMC expired at various dates through September 30, 2010.

Certain other costs relating to purchasing and design services are incurred by an affiliate of BMC and billed to the hotels. Such purchases approximated $25 and $50 for the three- and six-month periods ended June 30, 1996, respectively. Furthermore, the hotels made purchases of hotel furnishings through an affiliate of BMC. These purchases amounted to approximately $568 and $698 for the three- and six-month periods ended June 30, 1996, respectively.

Receivables from and payables to affiliates represent amounts due from or to BMC and its affiliates applicable to insurance charges and various other items.

BBG paid a 1% asset management fee to an affiliate of its third-party owner.

6. ADVANCES FROM PARTNERS:
   -----------------------

Partner advances consisted of the following:

     Advances from partners used to complete
       construction and to fund operation, bearing interest
       at 10% per annum                                                   $2,637

     Accrued interest payable on advances from partners                    5,088
                                                                          ------
                                                                          $7,725
                                                                          ======

The advances from partners and related accrued interest therein were paid off by the Partnership with a portion of the proceeds from the Offering.

Total interest expense on partner advances was $180 and $374 for the three- and six-month periods ended June 30, 1996, respectively.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                        COMBINED STATEMENT OF NET ASSETS
                        --------------------------------

                               AS OF JUNE 30, 1996
                               -------------------

                        (unaudited, amounts in thousands)

CASH AND CASH EQUIVALENTS                                              $      4

MANAGEMENT FEES AND OTHER RECEIVABLES
  DUE FROM:
     Affiliates                                                           4,082
     Other                                                                1,463

PROPERTY AND EQUIPMENT, net                                                 334

PREPAID EXPENSES, DEPOSITS AND OTHER
  ASSETS                                                                    149
                                                                       ---------

          Total assets                                                    6,032
                                                                       ---------

ACCOUNTS PAYABLE:
   Affiliates                                                               229
   Bank overdraft liability                                                  21
   Other                                                                    170

ADVANCE BILLINGS FOR DESIGN SERVICES                                        296

ACCRUED PAYROLL                                                             216

OTHER ACCRUED EXPENSES                                                      905

NOTES PAYABLE                                                             1,495
                                                                       ---------

          Total liabilities                                               3,332
                                                                       ---------

NET ASSETS                                                               $2,700
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

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                  COMBINED STATEMENTS OF REVENUES AND EXPENSES
                  --------------------------------------------

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                    ----------------------------------------

                     AND THE SIX MONTHS ENDED JUNE 30, 1996
                     --------------------------------------

                        (unaudited, amounts in thousands)

                                                                   Three Months      Six Months Ended
                                                                  Ended June 30,          June 30,
                                                                       1996                 1996
                                                                 ------------------  ------------------
REVENUES:
   Management fees-
     Affiliates                                                        $ 1,061             $ 1,935
     Other                                                                 285                 427
   Design and other fees-
     Affiliates                                                          1,048               1,300
     Other                                                                 428                 727
   Interest income-
     Affiliates                                                             86                 153
     Other                                                                   6                   9
   Other                                                                    34                  77
                                                                      ---------           ---------

              Total revenues                                             2,948               4,628
                                                                      ---------           ---------

EXPENSES:
   Cost of sales and operating expenses                                  1,390               1,894
   Selling, general and administrative expenses                            734               1,586
   Depreciation and amortization expense                                    22                  40
   Rent                                                                     31                  62
   Interest                                                                 25                  61
   Other, net                                                               (3)                  2
                                                                      ---------           ---------

              Total expenses                                             2,199               3,645
                                                                      ---------           ---------

REVENUES IN EXCESS OF EXPENSES                                        $    749            $    983
                                                                      =========           =========




             The accompanying notes to combined financial statements
               are an integral part of these combined statements.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                               AS OF JUNE 30, 1996
                               -------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the net assets of the Combined Entities as of June 30, 1996 and their revenues and expenses for the three- and six-month periods ended June 30, 1996 have been included.

Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the combined financial statements of the Combined Entities and footnotes thereto included in Boykin Lodging Company's annual report on Form 10-K for the year ended December 31, 1996.

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

4. NOTES PAYABLE:
   --------------

Notes payable consisted of the following at June 30, 1996:

                    Installment note payable to a bank in quarterly
                      installments of $75, plus interest at prime plus
                      1/2%; last installment due September 1, 1999;
                      guaranteed by TBC and certain TBC shareholders    $   850

                    $1,000 line of credit with a bank, due on demand;
                      bearing interest at prime; guaranteed by TBC and
                      certain TBC shareholders                              645
                                                                        -------
                                                                         $1,495
                                                                        =======

All of the debt shown above was retired by BMCL upon completion of the formation transactions discussed in Note 2.

5. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

BMC was a guarantor of the mortgage debt (only in the event certain specified limited events occur) of the following entities:

                                                           Debt Outstanding
                               Borrower                     June 30, 1996
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

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Management fees and other receivables due from affiliates are comprised of the following at June 30, 1996:

Management fees receivable                                           $   908
Design fees receivable                                                   157
Loans and interest receivable from Boykin Columbus Joint
   Venture (BCJV)                                                      3,017
                                                                     --------
                                                                      $4,082
                                                                     ========

In general, the above amounts are due from partnerships or joint ventures in which certain owners and officers of PCI, Spectrum Services or TBC, had ownership interests. These partnerships or joint ventures owned hotel properties which were managed by BMC.

The shareholders of TBC, certain of their family members and certain officers of BMC are material partners in BCJV. BMC advanced funds to BCJV in connection with the construction of a hotel in Columbus, Ohio and to fund operating deficits of that hotel. The loans receivable from BCJV accrued interest at 10% per annum. Interest income earned on the loans to BCJV was $67 and $134 for the three- and six-month periods ended June 30, 1996, respectively. The loans and interest receivable from BCJV were paid off on November 4, 1996.

Accounts payable to affiliates are comprised of property insurance retro premium adjustments and telephone commissions received by BMC and payable to the various affiliated hotels at the respective statement dates.

Advance billings for design services are related primarily to billings to affiliates.