Form 10-Q
period 1997-09-30
BOYKIN LODGING CO
filed 1997-11-14
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                        Commission file number 001-11975
                                              ------------


                             Boykin Lodging Company
                             ----------------------
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
(Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
         The number of Common Shares, without par value, outstanding as of November 14, 1997: 9,536,251

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                  See Index to Financial Statements on page F-1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         On November 4, 1996, the Company completed an initial public offering (the "Offering") of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173,898,000. The Company contributed all of the net proceeds to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000,000 intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Offering. If the Note is converted, the Company will receive an additional general partnership interest in the Partnership of 2.8%. The Company is the sole general partner of the Partnership.

         The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotels (the "Initial Hotels"). Through September 30, 1997, the Company had acquired interests in five additional hotels (these five hotels, along with the Initial Hotels, are collectively referred to as the "Hotels") and the real and personal property of a sixth facility. The Partnership and its subsidiaries lease twelve of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company (the "Initial Lessee"), and one hotel each to Capstar Hotel Company ("Capstar") and Davidson Hotel Company ("Davidson"), pursuant to leases (the "Percentage Leases"). The Initial Lessee, Capstar and Davidson are referred to as the "Lessees."

         The Company's principal source of revenue is lease payments from the Lessees pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Hotels. The Lessees' ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Because of the foregoing and the significance of the Initial Lessee to the Company, management believes that a discussion of the historical and pro forma operations of the Initial Lessee and the historical operations of the Initial Hotels is important to an understanding of the business of the Company.

         During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16.8 million, which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. The Company plans to invest approximately $3 million in capital improvements in the Holiday Inn Crabtree over the next twelve months. The funds for these improvements will come from borrowings under the Company's $150 million credit facility (the "Credit Facility"). These properties were leased to the Initial Lessee, which operates the properties under long-term Percentage Leases. Also, in March 1997 the Company purchased the real and personal property of the Whitehall Inn located in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. In May 1997 the Company wound-up operations there and began a complete renovation of the property. The renovation, which is expected to cost approximately $6 million, is being funded from borrowings under the Credit Facility. The Company expects to begin operating the property as a resort with a Radisson franchise affiliation in January 1998. The property will be leased to the Initial Lessee, which will operate the resort under a long-term Percentage Lease.

         During the quarter ended June 30, 1997, the Company acquired the 485-room French Lick Springs Resort in French Lick, Indiana. The acquisition price was $20 million and was funded with borrowings under the Company's Credit Facility. The Company has leased the resort to the Initial Lessee.

         In the third quarter of 1997, the Company formed a joint venture with Capstar, a publicly traded hotel investment and management company. The joint venture, Boystar Ventures, L.P. ("Boystar"), is 91% owned by the Company, which serves as its sole general partner. Boystar acquired the 196-room Holiday Inn Minneapolis West in Saint Louis Park, Minnesota from an unrelated third-party. The acquisition price was $12.3 million. Boystar intends to commence a $1.5 million upgrade and renovation of the hotel. The Company's 91% share of the acquisition price was funded with borrowings under the Company's Credit Facility. Boystar has leased the hotel to Capstar, which operates the business of the hotel.

         In the third quarter of 1997, the Company also acquired a 91% interest in Shawan Road Hotel Limited Partnership (the "Davidson Venture," and together with Boystar, the "Joint Ventures") from affiliates of Davidson, a privately held national hotel management company. A Davidson affiliate continues to own the remaining 9% interest in the Davidson Venture. The Davidson Venture retired all of its indebtedness in connection with the transaction. The Davidson Venture owns Marriott's Hunt Valley Inn, a 392-room full service hotel located in the Baltimore, Maryland suburb of Hunt Valley. The Company serves as the Davidson Venture's sole general partner. The acquisition price for the 91% interest acquired by the Company was $27.3 million. The Company's investment was funded with borrowings under the Company's Credit Facility. The Davidson Venture has leased the hotel to Davidson, which continues the business of operating the hotel.

         The following discusses (i) the Company's actual results of operations for the quarter and nine months ended September 30, 1997 and pro forma results of operations for the quarters and nine months ended September 30, 1997 and 1996, (ii) the Initial Lessee's actual results of operations for the quarter and nine months ended September 30, 1997 and pro forma results of operations for the quarter and nine months ended September 30, 1997 and 1996, and (iii) the historical results of operations for the Initial Hotels for the quarter and nine months ended September 30, 1996.

         The pro forma results of operations assume that (i) the Offering and related transactions, and (ii) the acquisitions of the Melbourne Beach Hilton, Holiday Inn Crabtree, French Lick Springs Resort, Holiday Inn Minneapolis West, and Marriott's Hunt Valley Inn, all occurred on January 1, 1996.

                              RESULTS OF OPERATIONS

THE COMPANY

     Actual Results of Operations - Quarter ended September 30, 1997

         For the quarter ended September 30, 1997, the Company earned $11,959,000 of Percentage Lease revenue. Interest income earned on available funds was $77,000. Real estate related depreciation and amortization was $2,584,000. Real estate and personal property taxes, insurance and ground rent were $1,489,000 in the aggregate. General and administrative expenses were $669,000. Interest expense and amortization of financing costs related to the Credit Facility were $1,075,000. The minority interest in the income of the Partnership and the Joint Ventures described above was $846,000. The Company's net income before extraordinary item was $5,373,000. An extraordinary item of $141,000 resulted from the early extinguishment of debt assumed in the acquisition of Marriott's Hunt Valley Inn. Net income was $5,232,000. Funds From Operations ("FFO") was $8,688,000. FFO consists of income (loss) before minority interest (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate measure of the performance of an equity REIT. FFO should not be considered as a basis for computing distributions or as an alternative (i) to net income or other measurements under generally accepted accounting principles, as an indicator of operating performance, or (ii) to cash flows from operating, investing, or financing activities, as a measure of liquidity. FFO would not reflect cash expenditures for capital improvements or principal amortization of indebtedness with respect to the Hotels.

     Actual Results of Operations - Nine months ended September 30, 1997

         For the nine months ended September 30, 1997, the Company earned $28,866,000 of Percentage Lease revenue. Interest income earned on available funds was $337,000. Real estate related depreciation and amortization was $6,931,000. Real estate and personal property taxes, insurance and ground rent were $3,834,000 in the aggregate. General and administrative expenses were $1,708,000. Interest expense and amortization of financing costs related to the Credit Facility were $1,686,000. The minority interest in the income of the Partnership and the Joint Ventures was $1,917,000. The Company's net income was $12,986,000. FFO was $21,883,000.

     Pro Forma Results of Operations - Quarters ended September 30, 1996 and 1997

         For the quarter ended September 30, 1997, the Company's pro forma revenue from Percentage Leases was $11,557,000, representing a $986,000, or 9.3%, increase over pro forma Percentage Lease revenue for the quarter ended September 30, 1996. Pro forma Percentage Lease revenue for the third quarter 1997 increased over that of 1996 primarily as a result of increases in the average daily rates and occupancy at the Hotels. See "Results of Operations -- The Initial Lessee -- Pro Forma Results of Operations."

         Property taxes, insurance and ground rent for the quarter increased $190,000, or 13.9%, reflecting increased real estate taxes and additional ground rent based upon percentages of increased sales. General and administrative expenses increased $306,000, or 84.3%, as a result of increased staff levels and incentive compensation plans introduced in 1997.

         Net income before extraordinary item increased $488,000, or 10.6%, primarily through increased revenues. FFO for the quarter ended September 30, 1997 and pro forma FFO for the quarter ended June 30, 1996 was $8,054,000 and $7,582,000, respectively. The increase in FFO in 1997 is attributable to the increase in Percentage Lease revenues.

     Pro Forma Results of Operations - Nine months ended September 30, 1996 and 1997

         For the nine months ended September 30, 1997, the Company's pro forma revenue from Percentage Leases was $32,560,000, representing a $2,534,000, or 8.4%, increase over pro forma Percentage Lease revenue for the nine months ended September 30, 1996. Pro forma Percentage Lease revenue for the first three quarters of 1997 increased over that of 1996 primarily as a result of (i) increases in the occupancies and average daily rates at the Hotels, and (ii) $250,000 of revenues from the Daytona property prior to its closure. See "Results of Operations -- The Initial Lessee -- Pro Forma Results of Operations."

         Property taxes, insurance and ground rent for the period increased $389,000, or 9.6%, reflecting increased real estate taxes and additional ground rent based upon percentages of increased sales. General and administrative expenses increased $620,000, or 57.0%, as a result of increased staff levels and incentive compensation plans introduced in 1997.

         Net income before extraordinary item increased $1,415,000, or 11.9%, primarily through increased revenues. Pro forma FFO for the nine months ended September 30, 1997 and 1996 was $22,589,000 and $21,087,000, respectively. The increase in FFO in 1997 is attributable to the increase in Percentage Lease revenues.

THE INITIAL LESSEE

     Actual Results of Operations - Quarter ended September 30, 1997

         For the quarter ended September 30, 1997, the Initial Lessee had revenues of $31,566,000. The Percentage Lease expense during the period was $10,556,000 while departmental expenses of the Hotels and other expenses of the Initial Lessee were $20,600,000 in the aggregate. Net income for the period was $410,000.

     Actual Results of Operations - Nine months ended September 30, 1997

         For the nine months ended September 30, 1997, the Initial Lessee had revenues of $86,192,000. The Percentage Lease expense during the period was $27,463,000 while departmental expenses of the Hotels and other expenses of the Initial Lessee were $56,851,000 in the aggregate. Net income for the period was $1,878,000.

     Pro Forma Results of Operations - Quarter ended September 30, 1996 and 1997

         Room revenue increased by $1,810,000, or 9.6% in 1997 over 1996, as a result of an increase in ADR from $87.48 in 1996 to $93.59 in 1997 and an increase in occupancy rates from 74.8% in 1996 to 75.9% in 1997.

         Food, beverage, and other hotel revenues increased $323,000, or 3.2%, reflecting slightly increased occupancy levels and price increases. Non-hotel revenues increased $234,000 as a result of increased third party service fees.

         Departmental expenses increased $880,000, or 8.2%, because of increased revenue levels and general inflationary pressures, but stayed relatively stable as a percentage of hotel revenues, increasing from 37.1% in 1996 to 37.4% in 1997. Cost of goods sold for non-hotel operations decreased significantly because of a shift away from furniture and equipment sales towards fee based purchasing services at the interior design subsidiary. General and administrative expenses increased $839,000, or 33.1%, as a result of increased sales levels, staffing changes, and management incentive compensation plans implemented in 1997. Sales and marketing expenses increased $278,000, or 26.6%, in line with increased revenues and additional promotional efforts at the hotels.

         Pro forma Percentage Lease expense increased 10.0%, or $921,000, due to revenue increases at the Hotels and the application of the Percentage Lease formulas.

         Pro forma net income decreased $204,000, reflecting the variations in operating expenses discussed above.

     Pro Forma Results of Operations - Nine months ended September 30, 1996 and 1997

         Room revenue increased by $4,625,000, or 8.7%, in 1997 over 1996, as a result of an increase in ADR from $86.69 in 1996 to $91.99 in 1997, and an increase in occupancy from 71.3% in 1996 to 72.4% in 1997. Also, $442,000 of the increase in room revenues relates to room revenues from the Daytona property prior to its closure.

         Food, beverage, and other hotel revenues increased $1,048,000, or 3.7%, reflecting increased occupancy levels and price increases. Non-hotel revenues increased from $1,663,000 to $2,050,000, largely from fees from third-party management contracts which commenced at the end of the first quarter of 1996.

         Departmental expenses increased $1,650,000, or 5.3%, because of increased revenue and occupancy levels and general inflationary pressures, but decreased as a percentage of hotel revenues from 38.2% in 1996 to 37.6% in 1997 generally due to increased ADR. Cost of goods sold for non-hotel operations decreased significantly because of a shift away from furniture and equipment sales towards fee based purchasing services at the interior design subsidiary. General and administrative expenses increased $1,902,000, or 23.1%, as a result of increased sales levels, staffing changes, and management incentive compensation plans implemented in 1997. Sales and marketing expenses increased $512,000, or 15.9%, because of increased revenues and additional promotional efforts at the hotels.

         Pro forma Percentage Lease expense increased 9.3%, or $2,410,000, because of revenue increases at the Hotels and the application of the Percentage Lease formulas. Approximately $250,000 of the increase in percentage lease expense related to lease payments for the Daytona property prior to its closure.

         Pro forma net income increased $133,000, reflecting relatively stable profitability at the leased Hotels and increases in non-hotel revenues.

THE INITIAL HOTELS - ACTUAL RESULTS OF OPERATIONS

     Actual Results of Operations - Quarter ended September 30, 1996

         For the quarter ended September 30, 1996, revenues at the Initial Hotels were $22,826,000. Departmental expenses were $8,196,000, or 35.9% of revenues. Hotel operating expenses exclusive of interest, depreciation and amortization were $8,478,000 or 37.1% of revenues. The income before extraordinary item was $207,000.

     Actual Results of Operations - Nine months ended September 30, 1996

         For the nine months ended September 30, 1996, revenues at the Initial Hotels were $66,723,000. Departmental expenses were $24,737,000, or 37.1% of revenues. Hotel operating expenses exclusive of interest, depreciation and amortization were $24,043,000 or 36.0% of revenues. The income before extraordinary item was $391,000. The extraordinary item reflected a loss of $1,315,000 on early extinguishment of debt from the refinancing of the mortgage notes payable with respect to two of the Initial Hotels in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow from the Percentage Leases. Except for the Joint Ventures, where the Lessee's partnership interests are pledged to the Company, the Lessees' obligations under the Percentage Leases are unsecured and the Lessees' ability to make rent payments to the Partnership under the Percentage Leases, and the Company's liquidity, including its ability to make distributions to shareholders, are dependent on the Lessees' ability to generate sufficient cash flow from the operation of the Hotels.

         On September 30, 1997, the Company had $1,467,000 of cash and cash equivalents and had $59,000,000 of borrowings against the Credit Facility.

         The Company intends to acquire and develop additional hotel properties and will incur indebtedness to fund such acquisitions and development. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make the required distributions. The terms of the Company's $150 million Credit Facility permit borrowings for that purpose, but impose certain limitations on the Company's ability to engage in other borrowings.

         The original $75 million Credit Facility had a three-year term ending on November 3, 1999. Borrowings against the Credit Facility bore interest at a floating rate of prime plus .5%, or at the Company's election, 2.0% over various Eurodollar (LIBOR) rates.

         The Credit Facility was amended on October 15, 1997 to increase the maximum amount of borrowings to $150 million. The amendment also reduced the interest rate so that it fluctuates from 1.40% to 1.75% over LIBOR, depending upon the Company's debt levels, and extended the term of the Credit Facility by one year. The Company is required to pay a .25% fee on the unused portion of the Credit Facility. The Credit Facility requires, among other things, the maintenance of a minium net worth, and specified coverage ratios of EBITDA to debt service and EBITDA to debt service and fixed charges.

         The Company obtained the Credit Facility to assist it in funding its acquisitions and development of additional hotels and for certain other purposes, including capital expenditures and working capital, as necessary. Borrowings under the Credit Facility are secured by first mortgages on thirteen of the Hotels including lease revenues generated from such properties. The Company may seek to increase the amount of the Credit Facility, negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

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

         The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures of 4% of total revenues of the Hotels. In addition, the Company intends to make funds available from the Credit Facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the nine months ended September 30, 1997, the Company made $6,816,000 of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

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

                             BOYKIN LODGING COMPANY


                          INDEX TO FINANCIAL STATEMENTS



BOYKIN LODGING COMPANY:

     Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 .............F-2
     Consolidated Statements of Income for the three and nine-month periods ended September 30, 1997 ...........................................................F-4
     Consolidated Statement of Shareholders' Equity for the nine months ended
         September 30, 1997 .................................................................F-5
     Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 ......F-6
     Notes to Consolidated Financial Statements .............................................F-7


BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY
AND SUBSIDIARIES:

     Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 .............F-13
     Consolidated Statements of Operations for the three and nine-month periods ended September 30, 1997 ...........................................................F-14
     Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 ......F-15
     Notes to Consolidated Financial Statements .............................................F-16


INITIAL HOTELS:

     Combined Balance Sheet as of September 30, 1996 ........................................F-20
     Combined Statement of Operations for the three and nine-month periods ended September 30, 1996 ...........................................................F-21
     Combined Statement of Cash Flows for the nine months ended September 30, 1996 ..........F-22
     Notes to Combined Financial Statements .................................................F-24


BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC. AND
BOPA DESIGN COMPANY:

     Combined Statement of Net Assets as of September 30, 1996 ..............................F-28
     Combined Statement of Revenues and Expenses for the three and nine-month periods ended September 30, 1996 ...................................................F-29
     Notes to Combined Financial Statements .................................................F-30


                             BOYKIN LODGING COMPANY
                             ----------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                  AS OF SEPTEMBER 30, 1997 AND DECEMBER 31,1996
                  ---------------------------------------------

                    (unaudited, dollar amounts in thousands)
                    ----------------------------------------




                                                       September 30,  December 31,
                                                            1997          1996
                                                       -------------  ------------
                                  ASSETS
                                  ------

INVESTMENT IN HOTEL PROPERTIES, net                       $194,213      $113,322

CASH AND CASH EQUIVALENTS                                    1,467        21,362

RENT RECEIVABLE FROM LESSEE-
   Related party lessee                                      4,471           306
   Third party lessee                                          659           -

DEFERRED EXPENSES, net                                       1,483         1,509

OTHER ASSETS                                                   952           772
                                                          --------      --------

         Total assets                                     $203,245      $137,271
                                                          ========      ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

BORROWINGS AGAINST CREDIT FACILITY                        $ 59,000      $

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        4,137         2,433

DIVIDENDS/DISTRIBUTIONS PAYABLE                              4,894         3,091

DUE TO RELATED PARTY LESSEE                                  2,496           681

MINORITY INTEREST IN JOINT VENTURES                          1,433           -

MINORITY INTEREST IN OPERATING
    PARTNERSHIP                                             13,657        14,045


                                                            September 30,    December 31,
                                                                1997             1996
                                                            ------------     ------------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value; 10,000,000 shares
     authorized; no shares issued and outstanding              $      -        $      -

   Common shares, without par value; 40,000,000
     shares authorized; 9,536,251 and 9,516,251 shares
     issued and outstanding at September 30, 1997 and
     December 31, 1996, respectively, stated at                       -               -
   Additional paid-in capital                                    124,304         123,828
   Retained deficit                                               (6,676)         (6,807)
                                                               ---------       ---------
                                                                 117,628         117,021
                                                               ---------       ---------
         Total shareholders' equity                            $ 203,245       $ 137,271
                                                               =========       =========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                             ----------------------


                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997
          -------------------------------------------------------------


           (unaudited, amounts in thousands except for per share data)


                                                              Three Months      Nine Months
                                                                  Ended            Ended
                                                              September 30,    September 30,
                                                                  1997             1997
                                                              -------------    -------------
REVENUES:
   Lease revenue from related party                              $ 10,556       $ 27,463
   Other lease revenue                                              1,403          1,403
   Interest income                                                     77            337
                                                                 --------       --------
                                                                   12,036         29,203
                                                                 --------       --------
EXPENSES:
   Real estate related depreciation and amortization                2,584          6,931
   Real estate and personal property taxes, insurance and
     ground rent                                                    1,489          3,834
   General and administrative                                         669          1,708
   Interest expense                                                   966          1,359
   Amortization of deferred financing costs                           109            327
                                                                 --------       --------
                                                                    5,817         14,159
                                                                 --------       --------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM              6,219         15,044


MINORITY INTEREST IN JOINT VENTURES                                   (92)           (92)

MINORITY INTEREST IN OPERATING PARTNERSHIP                           (754)        (1,825)
                                                                 --------       --------


INCOME BEFORE EXTRAORDINARY ITEM                                    5,373         13,127

EXTRAORDINARY ITEM -- loss on early extinguishment of debt,
   net of minority interest of $14                                   (141)          (141)
                                                                 --------       --------

NET INCOME APPLICABLE TO COMMON SHARES                           $  5,232       $ 12,986
                                                                 ========       ========

EARNINGS PER SHARE:
     Income before extraordinary item                            $    .56       $   1.37
     Extraordinary item                                              (.01)          (.01)
                                                                 --------       --------

         Net income                                              $    .55       $   1.36
                                                                 ========       ========

      Weighted average number of shares                             9,522          9,518
                                                                 ========       ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY
                             ----------------------


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------

                    (unaudited, dollar amounts in thousands)



                                                 Common       Paid-In     Retained
                                                 Shares       Capital      Deficit        Total
                                               -----------  ------------ ------------  ------------

Balance, December 31, 1996                      9,516,251     $123,828    $  (6,807)     $117,021

Additional offering expenses                        -              (14)       -               (14)

Dividends declared                                  -            -          (12,855)      (12,855)

Shares issued                                      20,000          490        -               490

Net income                                          -            -           12,986        12,986
                                               -----------  ------------ ------------  ------------

Balance, September 30, 1997                     9,536,251     $124,304    $  (6,676)     $117,628
                                               ===========  ============ ============  ============




           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY
                             ----------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------

                        (unaudited, amounts in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 12,986
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Extraordinary item - loss on early extinguishment of
         debt, net of minority interest                                      141
       Depreciation and amortization                                       7,017
       Minority interest                                                   1,917
       Changes in assets and liabilities-
         Rent receivable                                                  (4,824)
         Other assets                                                       (207)
         Accounts payable and accrued expenses                             1,313
         Due to affiliate                                                  1,815
                                                                        --------

                    Net cash provided by operating activities             20,158
                                                                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of hotel properties                                      (68,734)
   Improvements and additions to hotel properties                         (6,816)
                                                                        --------

                    Net cash flow used for investing activities          (75,550)
                                                                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of dividends and distributions                               (12,886)
   Cash payments for redemption of certain limited
     partnership interests                                                  (827)
   Borrowings against credit facility                                     59,000
   Proceeds from issuance of common shares                                   490
   Retirement of mortgage debt assumed                                   (10,266)
   Additional offering costs                                                 (14)
                                                                        --------

                    Net cash flow provided by financing activities        35,497
                                                                        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (19,895)

CASH AND CASH EQUIVALENTS, beginning of period                            21,362
                                                                        --------

CASH AND CASH EQUIVALENTS, end of period                                $  1,467
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

                             BOYKIN LODGING COMPANY
                             ----------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------

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

The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the Initial Hotels) from various entities, to finance certain capital improvements, and for general working capital purposes. The Partnership leases the Initial Hotels to Boykin Management Company Limited Liability Company (the Initial Lessee) pursuant to leases which contain provisions for rent based on the revenues of the hotels (the Percentage Leases). Each Percentage Lease obligates the Initial Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The Initial Lessee holds the franchise agreement for each hotel. The Initial Lessee is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

Pursuant to the Partnership Agreement, the limited partners of the Partnership received exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at the Company's election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares initially issuable to the limited partners upon exercise of the exchange rights was 1,378,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company.

Basis of Presentation
---------------------

The Company exercises unilateral control over the Partnership. Therefore, the financial statements of the Company and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

2. NET INCOME PER SHARE AND PARTNERSHIP UNITS:
   -------------------------------------------

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Outstanding options are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining net income per share was 9,521,903 and 9,518,156 for the three- and nine-month periods ended September 30, 1997, respectively. At September 30, 1997, a total of 1,340,718 limited partnership units were issued and outstanding. The weighted average number of common shares and limited partnership units outstanding for the three- and nine-month periods ended September 30, 1997 were 10,872,942 and 10,871,890, respectively.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in March 1997, which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of 1997.

The Company's pro forma earnings per share that would have been reported had the new standard been previously in effect are as follows:


                                             Three Months      Nine Months
                                           Ended September   Ended September
                                               30, 1997          30, 1997
                                           ----------------- -----------------

Basic earnings per common share                  $.55             $1.36
Diluted earnings per common share                 .55              1.36

3. ACQUISITIONS OF HOTEL PROPERTIES:
   ---------------------------------

Acquisitions of Businesses
--------------------------

During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16.8 million which was funded with cash proceeds from the Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. These properties were leased to the Initial Lessee which operates the properties under long-term Percentage Leases. These acquisitions were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on their respective dates of acquisition.

In April, the Company acquired a 485-room resort in French Lick, Indiana for an aggregate consideration of $20 million. The purchase price was funded with borrowings under the Company's credit facility. This property was leased to the Initial Lessee which operates the property under a long-term Percentage Lease.

In July 1997, the Company entered a joint venture with CapStar Hotel Company (CapStar) forming BoyStar Ventures, in which the Partnership has a 91% interest. BoyStar Ventures purchased the 196-room Holiday Inn - Minneapolis West located in Minneapolis, Minnesota for a cash purchase price of $12.3 million. The Company's share of the purchase price was funded through borrowings under the Company's credit facility. CapStar leases and manages the property.

In July 1997, the Company acquired a 91% interest in Marriott's Hunt Valley Inn, a 392-room, full-service hotel located in a suburb of Baltimore, Maryland, for cash consideration of $27.3 million. The purchase price was funded through borrowings under the Company's credit facility. Davidson Hotel Company leases and manages the property. The retirement of mortgage debt assumed in this transaction resulted in an extraordinary charge of $141, net of minority interest.

Acquisition of Hotel Assets
---------------------------

In March 1997, the Company purchased the real and personal property of the Whitehall Inn in Daytona Beach, Florida. The Company's total investment was $4.2 million, which was funded with cash proceeds from the Offering. The Company discontinued operations at the Whitehall Inn in May 1997 and began a complete renovation of the property. The renovation, which is expected to cost $6 million, is being funded from borrowings under the credit facility. The Company expects to begin business operations as a resort with a major hotel franchise affiliation in January 1998. The property will be leased to the Initial Lessee which will manage the resort under a long-term Percentage Lease.

4. REDEMPTION OF PARTNERSHIP INTERESTS:
   ------------------------------------

In June 1997, 22,896 limited partnership units in the Partnership were redeemed for aggregate cash consideration of $500,000. In September 1997, 14,356 limited partnership units were redeemed for aggregate cash consideration of $327,000. The excess of the aggregate redemption price paid over the capital account balances of the units redeemed was $448,000 and was recorded as additional investment in hotel properties. As a result of the redemptions, the Company's general partnership interest in the Partnership increased from 84.5% to 84.9%.

5. CREDIT FACILITY:
   ----------------

In November 1996, the Company obtained a three-year commitment for a $75,000 credit facility to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings against the credit facility bear interest at a floating rate of prime rate plus .5% (8.75% and 9% at December 31, 1996 and September 30, 1997, respectively) or, at the Company's election, 2% over various Eurodollar (LIBOR) rates. The Company is required to pay a .25% fee on the unused portion of the credit facility. As of December 31, 1996, the Company had no outstanding borrowings against the credit facility. As of September 30, 1997, the Company had $59,000 outstanding against the credit facility.

The credit facility requires, among other things, the Company to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status. The Company was in compliance with its covenants at December 31, 1996 and September 30, 1997.

On October 15, 1997, the Company secured a $75,000 increase in the existing credit facility and a one year extension of the term of the credit facility. The maximum amount of borrowings that may be made under the credit facility is $150,000 (subject to borrowing base and loan-to-value limitations). Until November 30, 1997, interest on credit facility borrowings will be at LIBOR plus 1.75%; after November 30, 1997, interest will fluctuate at LIBOR plus 1.40% to 1.75%. The credit facility is secured by first mortgages on thirteen of the Company's hotel properties.

6. PERCENTAGE LEASE AGREEMENTS:
   ----------------------------

The Percentage Leases have noncancelable terms ranging from four to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1997, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 6% of such revenues. Percentage Lease revenue for the three- and nine-month periods ended September 30, 1997 was $11,959 and $28,866, respectively, of which approximately $5,014 and $10,872, respectively, was in excess of minimum rent.

Future minimum rentals (ignoring future CPI increases) to be received by the Company from the Initial Lessee and from other lessees pursuant to the Percentage Leases for each of the years in the period 1998 to 2002 and in total thereafter are as follows:


                 Initial     Other
                 Lessee     Lessees       Totals
              -----------  ----------  -----------

1998           $  23,791   $   5,071    $  28,862
1999              23,791       5,071       28,862
2000              23,791       5,071       28,862
2001              17,693       5,071       22,764
2002              10,952       5,071       16,023
Thereafter        30,309      24,349       54,658
              -----------  ----------  -----------
                $130,327    $ 49,704     $180,031
              ===========  ==========  ===========

7. RELATED PARTY TRANSACTIONS:
   ---------------------------

The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of the Initial Lessee. The Initial Lessee was a significant source of the Company's Percentage Lease revenue through September 30, 1997. At September 30, 1997 and December 31, 1996, the Company has rent receivable of $4,471 and $306, respectively, due from the Initial Lessee.

At September 30, 1997 and December 31, 1996, the Company had a payable to the Lessee of $2,496 and $681, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.

In September 1997, the Initial Lessee purchased 20,000 common shares of the Company for cash consideration if $490. The Company utilized the proceeds to purchase 20,000 additional general partner units in the Partnership.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
   --------------------------------------------------

During the nine-month period ended September 30, 1997, the noncash financing transactions consisted of $4,894 of dividends and Partnership distributions which were declared but not paid as of September 30, 1997.

Interest paid during the nine-month period ended September 30, 1997 was $875.

9. SUBSEQUENT EVENTS:
   ------------------

In October 1997, the Company announced that it would begin a $5,000 renovation of the Berkeley, California hotel property. In addition, the franchise at the property will be changed from Marriott to Radisson effective January 1, 1998.

10. PRO FORMA FINANCIAL INFORMATION:
    --------------------------------

The pro forma financial information set forth below is presented as if (i) the Offering and the related formation transactions and (ii) the acquisitions of the properties discussed in Note 3 had been consummated as of January 1, 1996. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Offering and the related formation transactions and the acquisitions had been consummated as of January 1, 1996 nor does it purport to represent the results of operations for future periods.



                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------

Lease revenue                                           $ 32,560       $ 30,026

Real estate related depreciation and
  amortization                                            (7,883)        (7,981)

Real estate and personal property taxes, insurance
  and ground rent                                         (4,430)        (4,041)

General and administrative                                (1,708)        (1,088)

Interest expense                                          (3,403)        (3,403)

Amortization of deferred financing costs                    (327)          (327)
                                                        --------       --------

Income before minority interest and
  extraordinary item                                      14,809         13,186

Minority interest                                         (1,866)        (1,658)
                                                        --------       --------

Income before extraordinary item                        $ 12,943       $ 11,528
                                                        ========       ========

Income per share before extraordinary item              $   1.36       $   1.21
                                                        ========       ========

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                 ----------------------------------------------

                        (unaudited, amounts in thousands)


                                ASSETS
                                ------                     September 30,  December 31,
                                                               1997          1996
                                                           -------------  ------------

Cash and cash equivalents                                    $ 11,493      $  5,469

Accounts receivable-
   Trade, net of allowance for doubtful accounts of $44
     and $68 at September 30,
     1997 and December 31, 1996,
     respectively                                               5,199         2,933
   Boykin Hotel Properties, L.P.                                2,496           681
   Former owners                                                  -              69

Inventories                                                       777           470

Property and equipment, net                                       306           312

Investment in Boykin Lodging Company                              490           -

Prepaid expenses and other assets                                 898           587
                                                             --------      --------
                                                             $ 21,659      $ 10,521
                                                             ========      ========
                   LIABILITIES AND MEMBERS' CAPITAL
                   --------------------------------

Rent payable to Boykin Hotel Properties, L.P.                $  4,471      $    306

Accounts payable-
   Trade                                                        1,806         1,567
   Advance deposits                                               342           224
   Bank overdraft liability                                     4,249         1,234
   Former owners                                                  -             373
   Affiliate                                                      -             267
   Other                                                          355             8

Accrued expenses-
   Accrued payroll                                                810           716
   Accrued vacation                                               986           784
   Accrued sales, use and occupancy taxes                       1,021           702
   Other accrued liabilities                                    3,187         1,786
                                                             --------      --------
                                                               17,227         7,967
Members' capital-
   Capital contributed                                          3,000         3,000
   Retained earnings (deficit)                                  1,432          (446)
                                                             --------      --------
                                                                4,432         2,554
                                                             --------      --------
                                                             $ 21,659      $ 10,521
                                                             ========      ========

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

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997
          -------------------------------------------------------------


                        (unaudited, amounts in thousands)



                                                 Three Months       Nine Months
                                                    Ended              Ended
                                                September 30,      September 30,
                                                     1997               1997
                                                ---------------  ---------------
REVENUES:
   Room revenue                                     $ 20,705         $ 56,117
   Food and beverage revenue                           7,841           22,215
   Other hotel revenue                                 2,478            5,810
   Other revenue                                         542            2,050
                                                    --------         --------

         Total revenues                               31,566           86,192
                                                    --------         --------

EXPENSES:
   Departmental expenses of hotels-
     Rooms                                             4,568           12,442
     Food and beverage                                 5,794           16,190
     Other                                             1,241            2,927
   Cost of goods sold of nonhotel operations              69              484
   Percentage lease expense                           10,556           27,463
   General and administrative                          3,376            9,776
   Advertising and promotion                           1,324            3,596
   Utilities                                           1,278            3,429
   Franchisor royalties and other charges              1,564            4,121
   Repairs and maintenance                             1,376            3,806
   Depreciation and amortization                          20               61
   Other                                                 (10)              19
                                                    --------         --------

         Total expenses                               31,156           84,314
                                                    --------         --------

NET INCOME                                          $    410         $  1,878
                                                    ========         ========




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

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------

                        (unaudited, amounts in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  1,878
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization                                        61
       Changes in assets and liabilities-
         Accounts receivable                                            (4,081)
         Inventories                                                      (307)
         Prepaid expenses and other assets                                (311)
         Accounts payable                                                3,452
         Rent payable                                                    4,165
         Other accrued liabilities                                       2,016
                                                                      --------

                Net cash provided by operating activities                6,873
                                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                      (55)
   Investment in Boykin Lodging Company                                   (490)
                                                                      --------


               Net cash used for investing activities                     (545)
                                                                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of obligations to former owners                                (373)
  Collections of amounts due from former owners                             69
                                                                      --------

                Net cash used for financing activities                    (304)
                                                                      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                6,024

CASH AND CASH EQUIVALENTS, beginning of period                           5,469
                                                                      --------

CASH AND CASH EQUIVALENTS, end of period                              $ 11,493
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

                            BOYKIN MANAGEMENT COMPANY
                            -------------------------

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                   ------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------

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

3. BASIS OF PRESENTATION:
   ----------------------

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and the nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Lessee's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1996.

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

Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at September 30, 1997 for each of the years in the period 1998 to 2002 and in total thereafter is as follows:


                     1998        $ 23,791
                     1999          23,791
                     2000          23,791
                     2001          17,693
                     2002          10,952
               Thereafter          30,309
                                 --------
                                 $130,327
                                 ========

Rent expense for the three- and nine-month periods ended September 30, 1997 was $10,556 and $27,463, respectively, of which approximately $4,607 and $10,465, respectively, was in excess of minimum rent.

5. RELATED PARTY TRANSACTIONS:
   ---------------------------

At September 30, 1997, the Lessee has a receivable from the Partnership of $2,496, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

In September 1997, the Lessee purchased 20,000 common shares of the Company for cash consideration of $490.

6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
   --------------------------------------------

The following unaudited pro forma condensed statements of operations for the nine-month periods ended September 30, 1997 and 1996 are presented as if the Lessee leased and operated from January 1, 1996 all of the Hotels owned by the Partnership as of September 30, 1997.

The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1996 or to project results for any future period.


                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1997          1996
                                                         -------        -------


        Room revenue                                     $58,048        $53,423
        Food and beverage revenue                         23,122         22,281
        Other hotel revenue                                6,180          5,973
        Other revenue                                      2,050          1,663
                                                         -------        -------

               Total revenues                             89,400         83,340
                                                         -------        -------

        Departmental expenses of hotels                   32,824         31,174
        Cost of goods sold of nonhotel operations            484            993
        Percentage Lease expense                          28,229         25,819
        Other expenses                                    25,998         23,622
                                                         -------        -------

               Net income                                $ 1,865        $ 1,732
                                                         =======        =======

                                 INITIAL HOTELS
                                 --------------


                             COMBINED BALANCE SHEET
                             ----------------------

                            AS OF SEPTEMBER 30, 1996
                            ------------------------


                        (unaudited, amounts in thousands)





                                    ASSETS
                                    ------

          INVESTMENTS IN HOTEL PROPERTIES, at cost:
             Land                                          $  8,572
             Buildings and improvements                      96,989
             Furniture and equipment                         38,581
             Construction in progress                           980
                                                           --------
                                                            145,122

             Less- Accumulated depreciation                  68,394
                                                           --------

             Net investment in hotel properties              76,728

          CASH AND CASH EQUIVALENTS                           2,666

          ACCOUNTS RECEIVABLE, net of allowance
             for doubtful accounts of $24                     3,698

          INSURANCE CLAIM RECEIVABLE                            380

          RECEIVABLE FROM AFFILIATE                             525

          INVENTORIES                                           441

          PREPAIDS AND OTHER ASSETS                           1,195

          CASH HELD IN ESCROW                                 3,141

          DEFERRED EXPENSES, net                              2,347
                                                           --------
                                                           $ 91,121
                                                           ========




         The accompanying notes to combined financial statements are an integral part of this combined balance sheet.

                                 INITIAL HOTELS
                                 --------------


                             COMBINED BALANCE SHEET
                             ----------------------

                            AS OF SEPTEMBER 30, 1996
                            ------------------------

                        (unaudited, amounts in thousands)



                 LIABILITIES AND PARTNERS' DEFICIT
                 ---------------------------------

          MORTGAGE NOTES PAYABLE                                    $ 132,439

          ADVANCES FROM AND ACCRUED INTEREST DUE TO PARTNERS            7,909

          ACCOUNTS PAYABLE:
             Trade                                                      2,028
             Management fees to related party                           1,132
             Bank overdraft                                               125

          ACCRUED EXPENSES AND OTHER LIABILITIES                        5,135

          COMMITMENTS AND CONTINGENCIES                                   -
                                                                    ---------
                                                                      148,768

          PARTNERS' DEFICIT                                           (57,647)
                                                                    ---------
                                                                    $  91,121
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

                                 INITIAL HOTELS
                                 --------------


                        COMBINED STATEMENTS OF OPERATIONS
                        ---------------------------------

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996
          -------------------------------------------------------------


                        (unaudited, amounts in thousands)



                                                           Three Months    Nine Months
                                                              Ended            Ended
                                                           September 30,   September 30,
                                                              1996             1996
                                                           -------------   -------------
REVENUES FROM HOTEL OPERATIONS:
   Room revenue                                              $ 15,960        $ 45,532
   Food and beverage revenue                                    5,549          17,535
   Other revenue                                                1,317           3,656
                                                             --------        --------

         Total revenues                                        22,826          66,723
                                                             --------        --------

EXPENSES:
   Departmental expenses-
     Rooms                                                      3,374          10,129
     Food and beverage                                          4,160          12,731
     Other                                                        662           1,877
   General and administrative                                   1,933           5,687
   Advertising and promotion                                      855           2,650
   Utilities                                                      981           2,731
   Management fees to related party                             1,059           2,968
   Franchisor royalties and other charges                       1,340           3,600
   Repairs and maintenance                                      1,040           3,061
   Real estate and personal property taxes, insurance
     and rent                                                   1,006           2,911
   Interest expense                                             3,800          11,375
   Interest expense on partner advances                           184             558
   Depreciation and amortization                                1,961           5,619
   Other                                                          264             435
                                                             --------        --------

         Total expenses                                        22,619          66,332
                                                             --------        --------

         Income before extraordinary item                         207             391

EXTRAORDINARY ITEM -- LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                                        --            (1,315)
                                                             --------        --------

NET INCOME (LOSS)                                            $    207        $   (924)
                                                             ========        ========


        The accompanying notes to combined financial statements are an integral part of these combined statements.

                                 INITIAL HOTELS
                                 --------------


                        COMBINED STATEMENT OF CASH FLOWS
                        --------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  --------------------------------------------


                        (unaudited, amounts in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $   (924)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
       Net loss of Pacific Ohio Partners for the period October 1, 1995 to December 31, 1995, excluded from
         the combined statement of operations                                       (69)
       Depreciation and amortization expense                                      8,005
       Deferred interest expense on partner advances                                558
       Extraordinary loss on early extinguishment of debt                         1,315
       Payments for franchise fees and other deferred costs                        (155)

       Changes in assets and liabilities-
         Receivables                                                             (1,192)
         Inventories, prepaids and other assets                                    (368)
         Cash held in escrow                                                       (534)
         Accounts payable, accrued expenses and other
           liabilities                                                           (1,218)
                                                                               --------

                  Net cash provided by operating activities
                                                                                  5,418
                                                                               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements and additions to hotel properties, net                           (2,503)
   Purchase of assets of Lake Norman Hotels                                      (9,721)
                                                                               --------

                  Net cash used for investing activities                        (12,224)
                                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage notes payable                                 (43,417)
   Proceeds from refinancing and new borrowings of mortgage debt                 51,173
   Payment of debt prepayment premium and debt issuance costs                      (228)
   Payments on advances from partners                                              (400)
   Payments for deferred financing costs                                           (171)
   Capital contributions                                                          1,406
   Cash distributions paid                                                       (1,800)
                                                                               --------

                  Net cash provided by financing activities                       6,563
                                                                               --------



NET CHANGE IN CASH AND CASH EQUIVALENTS                           $  (243)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,909
                                                                  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 2,666
                                                                  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                     $ 9,785

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Prepayment penalty financed with additional borrowing        $ 1,246




         The accompanying notes to combined financial statements are an integral part of this combined statement.

                                 INITIAL HOTELS
                                 --------------


                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

                            AS OF SEPTEMBER 30, 1996
                            ------------------------

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

As of September 30, 1996, the Initial Hotels were owned as follows:

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the combined financial position of the Initial Hotels as of September 30, 1996 and the results of their operations and cash flows for the three- and nine-month periods ended September 30, 1996 have been included.

Operating results for the interim periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the combined financial statements of the Initial Hotels and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. ACCOUNTING PERIODS:
   -------------------

POP has a fiscal year end of September 30. In order to show comparable operations during the three- and nine-month periods ended September 30, 1996, POP's operating results were adjusted to exclude the three-month period October 1 to December 31, 1995. The total revenues of POP excluded from the combined statement of operations for the nine-month period ended September 30, 1996 was $3,328 and total net loss was $69.

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


                                                   Three Months    Nine Months
                                                       Ended          Ended
                                                   September 30,   September 30,
                                                       1996           1996
                                                   -------------   ------------

    Total revenues                                    $22,825        $67,139
    Income (loss) before extraordinary item               275        (259)
    Net income (loss)                                     275        (1,056)

4. MORTGAGE NOTES PAYABLE:
   -----------------------

Mortgage notes payable had various repayment terms and had various scheduled maturity dates during the period 1998 to 2004. Interest rates on the mortgage notes ranged from 8.54% to 13.25%. Certain of the mortgage notes required the payment of additional interest upon maturity or repayment in full. The additional interest was charged to interest expense utilizing the effective interest rate method over the contractual term of the notes and was $543 and $1,234 for the three- and nine-month periods ended September 30, 1996, respectively. All of the mortgage notes payable were collateralized by investments in hotel properties and were paid off with a portion of the proceeds from the Offering.

Debt Extinguishment
-------------------

The refinancing and concurrent payment of a prepayment penalty on the BHJV mortgage note resulted in an extraordinary loss due to the early extinguishment of debt in the amount of $1,315 for the nine-month period ended September 30, 1996.

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

Certain other costs relating to purchasing and design services are incurred by an affiliate of BMC and billed to the hotels. Such purchases approximated $48 and $98 for the three- and nine-month periods ended September 30, 1996, respectively. Furthermore, the hotels made purchases of hotel furnishings through an affiliate of BMC. These purchases amounted to approximately $217 and $915 for the three- and nine-month periods ended September 30, 1996, respectively.

Receivables from and payables to affiliates represent amounts due from or to BMC and its affiliates applicable to insurance charges and various other items.

BBG paid a 1% asset management fee to an affiliate of its third-party owner.

6. ADVANCES FROM PARTNERS:
   -----------------------

Partner advances consisted of the following:


         Advances from partners used to complete
          construction and to fund operation, bearing interest
          at 10% per annum                                            $2,637

         Accrued interest payable on advances from partners            5,272
                                                                      ------
                                                                      $7,909
                                                                      ======

The advances from partners and related accrued interest thereon were paid off by the Partnership with a portion of the proceeds from the Offering.

Total interest expense on partner advances was $184 and $558 for the three- and nine-month periods ended September 30, 1996, respectively.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------


                        COMBINED STATEMENT OF NET ASSETS
                        --------------------------------

                            AS OF SEPTEMBER 30, 1996
                            ------------------------

                        (unaudited, amounts in thousands)



         CASH AND CASH EQUIVALENTS                              $   39

         MANAGEMENT FEES AND OTHER RECEIVABLES DUE FROM:
              Affiliates                                         3,438
              Other                                              2,172

         PROPERTY AND EQUIPMENT, net                               367

         DESIGN COSTS IN EXCESS OF BILLINGS                        170

         PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS                54
                                                                ------

                   Total assets                                  6,240
                                                                ------

         ACCOUNTS PAYABLE:
            Affiliates                                             211
            Other                                                   61

         ADVANCE BILLINGS FOR DESIGN SERVICES                      392

         ACCRUED PAYROLL                                           173

         OTHER ACCRUED EXPENSES                                    633

         NOTES PAYABLE                                           1,420
                                                                ------

                   Total liabilities                             2,890
                                                                ------

         NET ASSETS                                             $3,350
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

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------


                  COMBINED STATEMENTS OF REVENUES AND EXPENSES
                  --------------------------------------------

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                  ---------------------------------------------

                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  --------------------------------------------

                        (unaudited, amounts in thousands)



                                                   Three Months    Nine Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                       1996           1996
                                                   -------------  -------------
REVENUES:
   Management fees-
     Affiliates                                        $1,066        $3,001
     Other                                                272           699
   Design and other fees-
     Affiliates                                           335         1,635
     Other                                                148           875
   Interest income-
     Affiliates                                            36           198
   Other                                                   12            89
                                                       ------        ------

              Total revenues                            1,869         6,497
                                                       ------        ------

EXPENSES:
   Cost of sales and operating expenses                   405         2,299
   Selling, general and administrative expenses           776         2,362
   Depreciation and amortization expense                   22            62
   Rent                                                    27            89
   Interest                                                27            88
   Other, net                                               8            10
                                                       ------        ------

              Total expenses                            1,265         4,910
                                                       ------        ------

REVENUES IN EXCESS OF EXPENSES                         $  604        $1,587
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

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
              ----------------------------------------------------

                             AND BOPA DESIGN COMPANY
                             -----------------------

                            AS OF SEPTEMBER 30, 1996
                            ------------------------


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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the net assets of the Combined Entities as of September 30, 1996 and their revenues and expenses for the three- and nine-month periods ended September 30, 1996 have been included.

Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the combined financial statements of the Combined Entities and footnotes thereto included in Boykin Lodging Company's annual report on Form 10-K for the year ended December 31, 1996.

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

4. NOTES PAYABLE:
   --------------

Notes payable consisted of the following at September 30, 1996:


          Installment note payable to a bank in quarterly
             installments of $75, plus interest at prime plus
             1/2%; last installment due September 1, 1999;
             guaranteed by TBC and certain TBC shareholders          $  775

          $1,000 line of credit with a bank, due on demand;
             bearing interest at prime; guaranteed by TBC and
             certain TBC shareholders                                   645
                                                                     ------
                                                                     $1,420
                                                                     ======

All of the debt shown above was retired by BMCL upon completion of the formation transactions discussed in Note 2.

5. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

BMC was a guarantor of the mortgage debt (only in the event certain specified limited events occur) of Melbourne Oceanfront Hotel Associate, Fort Myers Hotel Partnership, Berkley Marina Associates Limited Partnership and Pacific Ohio Partners, all of which were related parties.

All of the guaranteed debt was paid off by Boykin Hotel Properties, L.P. on November 4, 1996.

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Management fees and other receivables due from affiliates are comprised of the following at September 30, 1996:


          Management fees receivable                                      $  297
          Design fees receivable                                              47
          Loans and interest receivable from Boykin Columbus Joint
             Venture (BCJV)                                                3,094
                                                                          ------
                                                                          $3,438
                                                                          ======

In general, the above amounts are due from partnerships or joint ventures in which certain owners and officers of PCI, Spectrum Services or TBC, had ownership interests. These partnerships or joint ventures owned hotel properties which were managed by BMC.

The shareholders of TBC, certain of their family members and certain officers of BMC are material partners in BCJV. BMC advanced funds to BCJV in connection with the construction of a hotel in Columbus, Ohio and to fund operating deficits of that hotel. The loans receivable from BCJV accrued interest at 10% per annum. Interest income earned on the loans to BCJV was $77 and $211 for the three- and nine-month periods ended September 30, 1996, respectively. The loans and interest receivable from BCJV were paid off on November 4, 1996.

Accounts payable to affiliates are comprised of property insurance retro premium adjustments and telephone commissions received by BMC and payable to the various affiliated hotels at the respective statement dates.

Advance billings for design services and design costs incurred in excess of billings are related primarily to projects for affiliates.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

         On September 5, 1997, the Company sold 20,000 Common Shares to the Initial Lessee for $490,625 or $24.53 per share. The Initial Lessee purchased the shares in connection with its employee incentive compensation program. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 506.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         3.1*              Amended and Restated Articles of Incorporation
         3.2*              Code of Regulations
         4.1*              Specimen Share Certificate
         10.1*             Limited Partnership Agreement of Boykin Hotel Properties, L.P.
         10.2*             Form of Registration Rights Agreement
         10.3*             Long-Term Incentive Plan
         10.4*             Directors' Deferred Compensation Plan
         10.5*             Employment Agreement between the Company and Robert W. Boykin
         10.6*             Employment Agreement between the Company and Raymond P. Heitland
         10.7*             Employment Agreement between the Company and Mark L. Bishop
         10.8*             Form of Percentage Lease
         10.9*             Intercompany Convertible Note
         10.10*            Agreements with General Partners of the Contributed Partnerships
         10.11*            Form of Noncompetition Agreement
         10.12*            Alignment of Interests Agreement
         10.13**           Description of Employment Arrangement between the Company and
                           Paul A. O'Neil
         11                Statement re Computation of Per Share Earnings
         27                Financial Data Schedules

         * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

         ** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

         (b)      Reports on Form 8-K
                  -------------------
         None

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

                                           BOYKIN LODGING COMPANY


                                           /s/ Robert W. Boykin
                                           -------------------------------------
November 14, 1997                                   Robert W. Boykin
                                           Director, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Raymond P. Heitland
                                           -------------------------------------
November 14, 1997                          Raymond P. Heitland
                                           Director, Chief Financial Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                                                 Sequentially
                                                                                                 Numbered
                           Exhibit                                                               Pages
                           -------                                                               ------------
         3.1      Amended and Restated Articles of Incorporation                                 *
         3.2      Code of Regulations                                                            *
         4.1      Specimen Share Certificate                                                     *
         10.1     Limited Partnership Agreement of Boykin Hotel Properties, L.P.                 *
         10.2     Form of Registration Rights Agreement                                          *
         10.3     Long-Term Incentive Plan                                                       *
         10.4     Directors' Deferred Compensation Plan                                          *
         10.5     Employment Agreement between the Company and Robert W. Boykin                  *
         10.6     Employment Agreement between the Company and Raymond P. Heitland               *
         10.7     Employment Agreement between the Company and Mark L. Bishop                    *
         10.8     Form of Percentage Lease                                                       *
         10.9     Intercompany Convertible Note                                                  *
         10.10    Agreements with General Partners of the Contributed Partnerships               *
         10.11    Form of Noncompetition Agreement                                               *
         10.12    Alignment of Interests Agreement                                               *
         10.13    Description of Employment Arrangement between the Company and
                  Paul A. O'Neil                                                                 **
         11       Statement re Computation of Per Share Earnings
         27       Financial Data Schedules

         * Incorporated by reference from Amendment No. 3 to the Company's registration statement on Form S-11 (the "Form S-11") filed on (Registration No. 333-6341) October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

         ** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.