Form 10-K
period 1997-12-31
BOYKIN LODGING CO
filed 1998-03-31
CIK 1015859

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year ended December 31, 1997  Commission file number 001-11975

                              BOYKIN LODGING COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                            34-1824586
--------------------------------------------       --------------------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
       Incorporation or Organization)

      Guildhall Building, Suite 1500,
           45 W. Prospect Avenue                                      44115
--------------------------------------------       --------------------------------------------
  (Address of Principal Executive Office)                           (Zip Code)

                                        (216) 430-1200
-----------------------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
         --------------           ------------------------------------
Common Shares, Without Par Value  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing market price on March 19, 1998, was approximately $344 million.

     As of March 19, 1998, the registrant had 14,042,251 Common Shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998, into Part III, Items 10, 11, 12, and 13.

                           FORWARD LOOKING STATEMENTS

     This Form 10-K contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Boykin Lodging Company, its directors or its officers with respect to (i) the leasing, management or performance of its hotels and other hotels to be acquired; (ii) the adequacy of reserves for renovation and refurbishment; (iii) potential acquisitions by Boykin Lodging Company, including the proposed merger with Red Lion Inns Limited Partnership; (iv) Boykin Lodging Company's financing plans; (v) Boykin Lodging Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters and (vi) trends affecting Boykin Lodging Company's or any hotel's financial condition or results of operations.

     Prospective investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The information contained in this Form 10-K and in the documents incorporated by reference herein identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, Boykin Lodging Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, Boykin Lodging Company or its management expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

  THE COMPANY

     Boykin Lodging Company, an Ohio corporation (the "Company"), is a self-administered equity real estate investment trust ("REIT") that owns hotels throughout the United States and leases its properties to established hotel operators. The Company's primary business strategies are:

          - acquiring full service commercial and resort hotels on an accretive basis and at a discount to replacement cost;

          - developing strategic alliances and relationships with both a network of high quality lessees and franchisors of the hotel industry's premier upscale brands, and;

          - achieving revenue growth in its hotels through selective renovation and its lessees' strong management performance.

     The Company was formed to continue and expand the hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the "Boykin Group"). The Company completed its initial public offering (the "Initial Offering") in November 1996. In conjunction with the Initial Offering, the Company contributed approximately $133.9 million to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and loaned $40 million to the Partnership in exchange for an Intercompany Convertible Note. The Partnership then acquired nine hotel properties (the "Initial Hotels") in which the Boykin Group held significant ownership interests.

     Since its founding in 1959, the Boykin Group has developed 14 full-service hotels containing a total of 3,214 rooms and has owned or managed 40 properties containing a total of 7,928 rooms. During 1997, consistent with its strategies, the Company acquired eight hotels containing 2,160 guest rooms. As of December 31, 1997, the Company, through the Partnership, owned 17 hotels (the "Hotels") with a total of 4,568 guest rooms.

     The Company's management has substantial hotel operating, development, acquisition and transactional experience. The Company's officers have over 100 years combined of experience in the hotel industry, and during the past 10 years, have directly overseen the acquisition, disposition, recapitalization, development and repositioning of over $2 billion of hotel assets throughout the United States.

  RECENT EVENTS

     On December 30, 1997 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Red Lion Inns Limited Partnership ("Red Lion"), under which the Company agreed to acquire the portfolio of 10 Doubletree-licensed hotels owned by Red Lion (the "Doubletree Hotels"). The Doubletree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho and Nebraska. If the proposed merger (the "Proposed Merger") is consummated, the Doubletree Hotels will continue to be managed by Doubletree and to be leased to a subsidiary of Boykin Management Company Limited Liability Company ("BMC"). Under the Merger Agreement, the Company will issue 3,110,048 Common Shares and pay approximately $35.3 million in cash to the Red Lion limited partners and general partner. In connection with the Proposed Merger, the Partnership will become responsible for Red Lion's liabilities, which the Company estimates will be approximately $156 million at the time of closing. At the time of the announcement of the Merger Agreement, the consideration value was expected to total approximately $271 million. The Company expects to complete the Proposed Merger early in the second quarter of 1998. Consummation of the Proposed Merger is subject to various conditions, including approval by the Red Lion limited partners of the Proposed Merger and approval by the Company's shareholders of the issuance of Common Shares in connection with the Proposed Merger. There is no assurance that the Proposed Merger will be completed.

     On February 24, 1998, the Company completed a follow-on public equity offering of 4,500,000 Common Shares (the "Offering"). The proceeds were $112.5 million and net proceeds (less the underwriters' discount and offering expenses) were approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership, increasing its ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay existing indebtedness under the Company's credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of the 1998 Hotels and for general corporate purposes.

     On March 12, 1998, the Company acquired two full-service hotels (the "1998 Hotels") containing a total of 568 guest rooms at an aggregate cost of $37.0 million. These hotels are located in Knoxville, Tennessee and High Point, North Carolina and compete in the upscale price segment of the hospitality market. The acquisitions were funded with cash proceeds from the Offering and borrowings under the Company's credit facility.

     In the first quarter of 1998, the Company also executed an agreement to acquire another hotel containing 207 guest rooms at a cost of $19.3 million. The Company's purchase of this hotel is subject to various uncertainties and conditions. There is no assurance that the Company will consummate this potential acquisition.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     All of the Company's operations are in a single industry segment.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company's primary business objectives are to maximize current returns to shareholders through increases in cash flow available for distribution and to increase long-term total returns to shareholders through appreciation in value of the Common Shares. The Company seeks to achieve these objectives through participation in increased revenues from its hotels pursuant to lease agreements with tenants that provide the Company with the greater of a base rental income or a percentage of revenues from hotel operations (the "Percentage Leases"). The Company also seeks to achieve these objectives by selective acquisition, ownership, redevelopment, repositioning and expansion of additional hotel properties. The Company will seek to continue to invest in properties at which the Company's established industry and marketing expertise will enable it to improve the acquired hotels' performance.

  HOTEL PORTFOLIO

     The Hotels and the 1998 Hotels are operated under franchise license agreements with premiere nationally recognized hotel chains, including Doubletree(R), Marriott(R), Radisson(R), Hilton(R), Holiday Inn(R), Quality Suites(R) and Hampton Inns(R). One hotel operates as an independent hotel. Serving both business and leisure travelers, the Hotels are located in Berkeley and San Diego, California; Buffalo, New York; Cleveland and Columbus, Ohio; Charlotte and Raleigh, North Carolina; Ft. Myers, Daytona Beach and Melbourne, Florida; French Lick, Indiana; Minneapolis, Minnesota; Baltimore, Maryland; and Kansas City, Missouri. The Hotels include 15 full-service hotels and two limited-service hotels, all of which compete in the upscale to moderate price segment of the hospitality market. For the 12 months ended December 31, 1997, the Hotels (excluding the Daytona Beach Radisson Resort and the Doubletree Hotel Kansas City, as these properties were not operational during the entire 12-month period) had an average occupancy rate of 69.3%, an Average Daily Rate ("ADR") of $88.14 and a Revenue Per Available Room ("REVPAR") of $61.12. The Boykin Group developed and has owned and managed seven of the Initial Hotels since their opening.

  BUSINESS STRATEGIES

     The Company's strategies to meet its objectives include (i) acquiring and leasing full-service commercial and resort hotels on an accretive basis and at a discount to replacement cost in the upscale and moderate markets, (ii) developing strategic alliances and relationships with multiple lessees and franchisors of premier upscale brands, (iii) achieving revenue growth in its hotels, (iv) strategically renovating, upgrading and repositioning hotel properties, and (v) expanding and developing additional hotel properties.

  Acquisitions

     The Company has acquired ten hotel properties, including the 1998 Hotels, since the Initial Offering for an aggregate consideration of $145 million, and believes that the upscale and moderate market segments of the hospitality industry continue to present attractive acquisition opportunities. The Company's acquisition strategy focuses on the following categories:

          - Product Type -- Full-service commercial hotels, airport hotels, major tourist hotels and destination resorts in major markets and business centers.

          - Market Repositioning Opportunities -- Undervalued hotels whose occupancy, daily rates and overall revenues can be significantly enhanced through new brand affiliations, implementation of new marketing strategies and effective yield management.

          - Redevelopment and Renovation Opportunities -- Hotels with sound operational fundamentals that, because of a lack of capital, require physical renovation to achieve their full performance potential, and other properties which can benefit from total redevelopment and market repositioning.

          - Portfolio Acquisitions -- Portfolios of hotels which result in geographic economies of scale or which may be leased back to proven hotel operators as additional lessees, and that may benefit from the Company's repositioning and redevelopment experience and access to capital.

  Strategic Alliances and Relationships

     - Multiple Lessee Strategy: The Company continues to pursue lease relationships with highly qualified operators who can provide the Company with additional hotel acquisition opportunities. The Company's acquisitions of Marriott's Hunt Valley Inn, the Holiday Inn Minneapolis West, the Doubletree Hotel Kansas City and the Hampton Inn San Diego Airport/Sea World involve new tenant relationships established by the Company in 1997.

     - Brand Strategy: The Company focuses on owning hotel properties that are, or can be, associated with brands that will lead the hospitality industry in REVPAR, such as Doubletree(R), Marriott(R), Radisson(R), Hilton(R), Hyatt(R), Renaissance(R), Omni(R), Holiday Inn(R) and Embassy Suites(R). The Company believes that it can maximize its market share and revenue by taking advantage of its orientation toward sales and marketing to identify the most effective branding and to leverage its brands with effective direct sales strategies. The Company expects to continue to affiliate with a number of different franchisors in order to maximize the performance of its hotels by providing greater access to a broad base of national marketing and reservation systems and to mitigate the risks of franchise loss and franchise overlap. The Company believes that its relationships with certain franchisors facilitate sourcing and completing acquisitions on attractive terms. The Company intends to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale.

  Internal Growth

     The Company believes that, based on historical operating results and the strength of the Company's and its lessees' management teams, and the Company's hotel portfolio and markets, the Hotels and the 1998 Hotels should provide the Company with the opportunity for cash flow growth through the Percentage Leases. REVPAR and aggregate total revenues of the Hotels (excluding the Doubletree Hotel Kansas City and the Daytona Beach Radisson Resort, which had been in operation for less than nine months in 1997) increased from $52.53 and $121.5 million, respectively, in 1995 to $56.93 and $129.2 million, respectively, in 1996 and to $61.12 and $137.0 million, respectively, in 1997.

     The Company believes that the revenue and cash flow of its hotels will be maximized by intensive management and marketing. The Company intends to derive increased cash flow through the application of its lessees' operating strategies, which include active yield management. The Company believes that its lessees' commitment to customer service and the experience of their management teams position the Company to capitalize on the expected continuing demand in the Company's markets.

  Capital Expenditure and Renovation Strategy

     The Company believes that its regular program of capital improvements at its hotels, including replacement and refurbishment of FF&E, helps maintain and enhance their competitiveness and maximizes revenue growth under the Percentage Leases. During the year ended December 31, 1997, the Company spent approximately $4.9 million from the Company's capital expenditure reserve on renovations and additional capital improvements at the Hotels, in addition to the $8.6 million that it spent in renovating acquired hotels in accordance with its acquisition plans. This spending, excluding acquisitions-oriented expenditures represents an average of approximately $1,476 per weighted average room. The Percentage Leases require the Company to add to a capital expenditures reserve, annually, aggregate minimum reserves of specified percentages of total revenue of its hotels. For the 12-month period ended December 31, 1997, on a pro forma basis this reserve would have represented an average of $1,417 per room for the Hotels. The Company generally uses the capital expenditures reserve for the replacement and refurbishment of FF&E and other capital expenditures to maintain and enhance the competitive position of its hotels, although it may make other uses of amounts reserved that it considers appropriate from time to time. The Company believes that the reserve will be adequate to meet its continuing capital expenditure and FF&E needs for its hotels in light of their age and condition. The lessees' experience in developing and renovating their respective properties will assist the Company in maintaining its properties' competitive edge in their respective markets.

     Over the next 12 months, the Company's major capital expenditure plans include: (i) a $6 million upgrade of the Berkeley Marina hotel in connection with its recent conversion to a Radisson, including a complete upgrade and modernization of the exterior, front entrance, lobby and half of the guest rooms; (ii) a $1.5 million renovation of the Holiday Inn Minneapolis West, including a new upscale concierge floor to cater to business travelers and renovation of the guest rooms and public areas; (iii) the continuation of the Company's $3.6 million renovation of the Holiday Inn Crabtree's exterior, windows, guest rooms, common areas, lobby and pool; (iv) a $2 million expenditure at the French Lick Springs Resort for general upgrades and improvements; and (v) a $6 million renovation of the Cleveland Airport Marriott's exterior, guest rooms, and lobby and public areas.

  Development Strategy

     The Company may develop additional full-service or upscale limited-service hotels on land that the Company acquires in its current geographic markets or on land contiguous to its hotels. The Company believes that selective development of hotels in its existing geographic markets would enable it to take advantage of operating efficiencies to generate attractive returns on investment.

  LESSEES

     The Company leases its properties to established hotel operators pursuant to the Percentages Leases, which provide the Company with the greater of a base rental income or a percentage of revenues from operations.

     The Company believes that having multiple tenants facilitates meeting its growth objectives. In selecting lessees, the Company seeks hotel operators with demonstrated full-service hotel expertise, a stable operating and financial performance history, an excellent reputation in the hospitality industry, and an ability to introduce additional acquisition opportunities to, and to lease additional hotels from, the Company. The Company leases two hotels to CapStar Hotel Company ("CapStar"), one hotel to Davidson Hotel Company ("Davidson") and one hotel to Outrigger Lodging Services ("Outrigger"). The Company leases the remaining 13 Hotels and the 1998 Hotels to BMC. The Doubletree Hotels are leased to a wholly owned subsidiary of BMC. The Company expects to pursue lease relationships with additional hotel operators that have excellent operating histories and demonstrated management expertise.

     The Company's hotel joint ventures (more fully described below) are structured to align its hotel lessees' economic interests with the Company's economic interests. In each joint venture, the lessee's ability to receive cash flow and equity capital distributions is subordinated to the Company's receipt of specified minimum distributions. In addition, each lessee must maintain a specified net worth to support its lease payment obligations and pledge its joint venture interest as security for the lease payment obligations. The Company is permitted to subject any joint venture's hotel to a mortgage or to sell the hotel or the Company's interest in the joint venture without the affected joint venture partner's consent.

     CapStar. CapStar is a publicly traded hotel investment and management company that acquires, owns, renovates, repositions and manages hotels throughout the United States. CapStar's portfolio of full-service hotels under management includes both independent brands and a number of well-known franchise brands, including Hilton(R), Sheraton(R), Marriott(R), Embassy Suites(R), Westin(R) and Doubletree(R).

     In July 1997, the Company and CapStar formed a joint venture called BoyStar Ventures ("BoyStar") for the purpose of acquiring full-service, commercial and resort hotel properties that CapStar will lease and manage. BoyStar, in which the Company owns a 91% general partnership interest and CapStar owns a 9% limited partnership interest, acquired the 196-room Holiday Inn Minneapolis West in July 1997. In November 1997, the Company, through a joint venture with a CapStar Affiliate (80% owned by the Company and 20% owned by the CapStar Affiliate), acquired the 388-room Doubletree Hotel Kansas City and leased it to CapStar. The hotel is managed by CapStar Management Company, L.P. The CapStar Affiliate has the right, commencing in January 2000 and subject to certain performance criteria, to sell half of its interest in the Kansas City joint venture to the Company for its fair market value, payable in cash or Common Shares at the option of the Company.

     Davidson. Davidson is a privately held national hotel management company located in Memphis, Tennessee. Davidson provides management, development, consulting and accounting expertise for the hospitality industry. Davidson operates hotels under franchise agreements with such franchisors as Marriott(R), Embassy Suites(R), Hilton(R), Crowne Plaza(R), Omni(R) and Holiday Inn(R).

     In July 1997, the Company acquired a 91% general partnership interest in Shawan Road Hotel Limited Partnership, in which a Davidson Affiliate owns a 9% limited partnership interest. The partnership owns the 392-room Marriott's Hunt Valley Inn, located in suburban Baltimore, Maryland. Davidson leases the hotel from the partnership and manages the hotel. The Davidson Affiliate has the right, commencing in July 1999 and subject to certain performance criteria, to sell half of its interest in the limited partnership to the Company for its fair market value, payable in cash or Common Shares at the option of the Company.

     Outrigger. Outrigger is a privately held hotel management company based in California. Outrigger currently operates or has operated a full range of hotel products, including Marriott(R), Sheraton(R), Hilton(R),

Residence Inn(R), Holiday Inn(R), and Radisson(R) and many limited service products. In addition to branded hotels, Outrigger operates upscale, boutique hotels.

     The Company and an Outrigger Affiliate formed a joint venture to acquire the 199-room Hampton Inn San Diego Airport/Sea World in San Diego, California. The joint venture, in which the Company owns a 91% interest and the Outrigger Affiliate owns a 9% interest, acquired the hotel in November 1997. The joint venture has leased the hotel to an affiliate of Outrigger, and the hotel is managed by Outrigger and operates under a franchise agreement with Promus Hotel Corporation (the licensor of Hampton Inn hotels).

     BMC. Robert W. Boykin (the Company's President and Chief Executive Officer) and his brother, John E. Boykin, indirectly own BMC, which was formed at the time of the Initial Offering. BMC has continued the 39-year hotel operation and management business of the Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel properties. BMC operates or manages 35 properties containing 8,410 rooms located throughout the United States, including 13 of the Hotels, the 1998 Hotels and the Doubletree Hotels.

     BMC's subsidiaries conduct management activities for owners other than the Company, an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business. These operations are conducted in part with a view to introducing the Company to acquisition opportunities.

     In anticipation of the Proposed Merger and to avoid certain adverse tax consequences that it would otherwise have incurred, Red Lion leased to Westboy, LLC ("Westboy"), pursuant to a Percentage Lease Agreement ("the Doubletree Percentage Lease") effective January 1, 1998, the 10 Doubletree Hotels that the Company expects to acquire in the Proposed Merger. Westboy contemporaneously executed a management agreement (the "Doubletree Management Agreement") with Red Lion Hotels, Inc. (the "Doubletree Manager"), a wholly owned subsidiary of Doubletree Corporation, under which the Doubletree Manager will operate the Doubletree Hotels. The Doubletree Percentage Lease and Doubletree Management Agreement will remain in effect following consummation of the Proposed Merger.

     BMC and its owners, who have a substantial interest in the Company, have interests that conflict with the Company's interests in connection with the structuring and enforcement of the Percentage Leases and other leases and agreements between the Company and BMC and in connection with activities that may maximize profits for BMC without necessarily benefitting the Company. The Company and BMC have undertaken several measures, including those listed below, to align the interests of BMC and its owners with the interests of the Company and its shareholders and to address these conflicts of interest:

          - BMC's owners have agreed to retain their equity interests in the Company (in the form of limited partnership units in the Partnership ("Units") exchangeable for Common Shares (if the Company consents thereto)) until November 1999;

          - Robert W. Boykin will not hold office in BMC (other than a directorship), and neither John E. Boykin nor any other officer of BMC will hold office in the Company;

          - Distributions from BMC and net proceeds of any sale of BMC (with certain limited exceptions) will be used to purchase Units or Common Shares, and half of BMC's consolidated earnings will be retained in BMC and its subsidiaries to maintain their consolidated net worth at not less than 25% of the aggregate annual rent payments under BMC's Percentage Leases;

          - Determinations made on behalf of the Company in connection with any conflict of interest involving any Boykin Group Affiliate are made by the Company's Independent Directors;

          - Each Boykin Group Affiliate will conduct all hotel acquisition, development and ownership activities only through the Company; and

          - Any change in control of BMC without the Company's consent will constitute a default under BMC's Percentage Leases.

     BMC also has developed a deferred compensation plan for its corporate-level senior executives, under which each award's value is based on the value of the Company's Common Shares.

  ACCESS TO CAPITAL

     The Company's $150 million credit facility (the "Credit Facility") enables the Company to acquire hotels without financing contingencies and is available for certain other purposes, including capital expenditures and working capital, as necessary. As a public company, the Company generally has access to a wide variety of financing sources to fund acquisitions, such as the ability to issue public and private debt, equity and hybrid securities, and the ability to utilize Units as consideration when cash is not appropriate for tax or other reasons. While its organizational documents contain no limitation on the amount of debt it may incur, the Company, subject to the discretion of the Board of Directors, intends to maintain a debt-to-total-market capitalization ratio (measured at the time debt is incurred) of not more than 45%. The Company may from time to time re-evaluate its debt capitalization policy in light of economic conditions, relative costs of debt and equity capital, market values of its properties, acquisition, development and expansion opportunities and other factors.

     The Company has obtained a commitment for a $130 million, 10-year term loan, to be funded on the closing of the Proposed Merger, with a rate of interest to be fixed at a spread over the 10-year United States Treasury bond rate upon closing of the loan. The loan will be secured by the Doubletree Hotels, with amortization based on a 25-year schedule commencing on the second anniversary of the loan. The Company also has obtained a commitment for a $250 million unsecured revolving credit facility (which would replace the Company's existing secured Credit Facility), with a rate of interest at the same spread over LIBOR as the existing Credit Facility. The Company expects to borrow $91 million under the new credit facility to fund the remainder of its cash obligations in connection with the Proposed Merger. The $159 million balance of the new revolving credit facility would be available for other acquisitions and general corporate purposes. Each of these commitments is subject to customary conditions, including the lenders' satisfactory completion of due diligence inquiries and the preparation, execution and delivery of mutually acceptable financing documentation.

     On February 24, 1998, the Company completed a follow-on public equity offering of 4,500,000 common shares. The proceeds were $112.5 million and net proceeds (less the underwriters' discount and offering expenses) were approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership, increasing its ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of the 1998 Hotels and for general corporate purposes.

  EMPLOYEES

     The Company currently has eleven employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions.

  INVENTORY

     All working capital assets required in the operation of the Hotels and the 1998 Hotels are provided by the lessees at their expense.

  ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances, and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other federal, state and local laws, ordinances and regulations and the common law impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could result in difficulty in the lease or sale of any affected property or the imposition of monetary penalties, in addition to the costs required to achieve compliance and potential liability to third parties. The Company, the Partnership or the lessees, as the case may be, may be potentially liable for such costs or claims in connection with the ownership and operation of the Hotels, the 1998 Hotels and hotels acquired by the Company in the future.

     Neither the Company nor, to the knowledge of the Company, any other entity with an interest in any of the Hotels or the 1998 Hotels, has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or to other environmental matters in connection with any of its hotels. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the hotels or on the land upon which they are located which could create a material environmental liability. Further, there can be no assurance that the hotels that the Company may acquire, including the 10 Doubletree Hotels, will not give rise to any material environmental liability.

  COMPETITION

     Each of the Company's hotels is located in a developed area that includes other hotel properties. The occupancy, ADR and REVPAR of any hotel or any hotel property acquired in the future could be materially and adversely affected by the number of competitive hotel properties in its market area. The Company also may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

  SEASONALITY

     The Company's hotels' operations historically have been seasonal. Thirteen of the Hotels and the 1998 Hotels maintain higher occupancy rates during the second and third quarters. The four Florida Hotels experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

  THE INTERCOMPANY CONVERTIBLE NOTE

     The Company loaned $40 million of the net proceeds of the Initial Offering to the Partnership. The loan is evidenced by an Intercompany Convertible Note, which will mature on November 4, 2001. Interest accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum on November 4, 1999, and is payable quarterly. The Intercompany Convertible Note may be prepaid in full, but not in part, at any time. The Company has the right to convert the Intercompany Convertible Note after November 4, 1998, and prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the initial offering price of the Common Shares in the Initial Offering of $20 per share (and assuming that the value of one Partnership Unit equals the value of one Common Share). On conversion of the Intercompany Convertible Note, the Company would receive an additional equity interest in the Partnership of 1.3%, which will reduce the equity interest in the Partnership of the other holders of Units to 8.4%, after giving effect to the Offering and the use of the net proceeds therefrom, assuming no other Common Shares or Units are issued prior to that conversion. If the Proposed Merger is consummated, the Company would receive an additional equity interest in the Partnership of 0.9% on conversion of the Intercompany Convertible Note, which will reduce the equity interest in the Partnership of the other holders of Units to 7.0%, assuming no other Common Shares or Units are issued prior to that conversion. The Intercompany Convertible Note is secured by a mortgage on two of the Hotels and is subordinated in right of payment to all other indebtedness of the Partnership.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     All of the Company's operations are conducted in the United States.

ITEM 2.  PROPERTIES

(A) HOTEL PROPERTIES

  EXISTING PROPERTIES

     On December 31, 1997, the Company owned the following 17 hotel properties:

                                              NUMBER
                                                OF
                  PROPERTY                    ROOMS       LESSEE           LOCATION
                  --------                    ------     ---------     -----------------
Cleveland Marriott East.....................    403      BMC           Cleveland, OH
Marriott's Hunt Valley Inn..................    392      Davidson      Baltimore, MD
Cleveland Airport Marriott..................    375      BMC           Cleveland, OH
Buffalo Marriott............................    356      BMC           Buffalo, NY
Columbus North Marriott.....................    300      BMC           Columbus, OH
Berkeley Marina Radisson....................    373      BMC           Berkeley, CA
Daytona Beach Radisson Resort(1)............    206      BMC           Daytona Beach, FL
Radisson Inn Sanibel Gateway................    157      BMC           Fort Myers, FL
Holiday Inn Minneapolis West................    196      CapStar       Minneapolis, MN
Holiday Inn Crabtree........................    176      BMC           Raleigh, NC
Lake Norman Holiday Inn.....................    119      BMC           Charlotte, NC
Hampton Inn San Diego Airport/Sea World.....    199      Outrigger     San Diego, CA
Lake Norman Hampton Inn.....................    117      BMC           Charlotte, NC
Doubletree Hotel Kansas City................    388      CapStar       Kansas City, MO
Melbourne Quality Suites....................    208      BMC           Melbourne, FL
Melborne Hilton Oceanfront..................    118      BMC           Melbourne, FL
French Lick Springs Resort..................    485      BMC           French Lick, IN
                                              -----
                                              4,568
                                              =====

---------------

(1) Reopened in January 1998 after eight month closure for a major renovation.

     CLEVELAND MARRIOTT EAST. Located in Beachwood, Ohio, a suburb of Cleveland, just off Interstate 271, this hotel adjoins commercial office development and is about 20 minutes from downtown Cleveland and 30 minutes from the Cleveland Hopkins International Airport. The majority of the guests are business travelers. Group travel accounts for about 20% of the hotel's business. The hotel is also adjacent to the planned 650-acre Chagrin Highlands research-office park development. The property was owned and managed by the Boykin Group as a Marriott since its opening in 1977 and is leased to BMC.

     MARRIOTT'S HUNT VALLEY INN. This hotel is located in Hunt Valley, Maryland, 20 miles north of downtown Baltimore, in the southeast quadrant of the I-83/Shawan Road interchange, adjacent to the Hunt Valley Business Park. The majority of the Hotel's business is from business travelers. The hotel was originally opened in 1971, and was expanded in the early 1980's. The hotel is leased to Davidson and is owned by a joint venture owned 91% by the Company and 9% by Davidson.

     CLEVELAND AIRPORT MARRIOTT. This hotel is located in Cleveland, Ohio, on Interstate 71 approximately eight miles from downtown Cleveland and two miles from Cleveland Hopkins International Airport. Approximately one half of the guests are business travelers. The property was developed and managed by the Boykin Group since its opening in 1970 and is leased to BMC. The hotel is currently undergoing an extensive renovation in connection with an extension of its franchise agreement with Marriott.

     BUFFALO MARRIOTT. This hotel is the only full-service Marriott hotel in the greater Buffalo Metropolitan area. Located just off Interstate 290 in Amherst, the hotel is adjacent to the State University of New York at Buffalo and is approximately 15 minutes from downtown Buffalo, 30 minutes from Niagara Falls, and 10 minutes from the Greater Buffalo International Airport. The majority of the guests are business travelers. The property was owned and managed by the Boykin Group as a Marriott since opening in 1981 and is leased to BMC.

     COLUMBUS NORTH MARRIOTT. Located in Columbus, Ohio, just off Interstate 71 and near Interstate 270, this hotel is the only full-service Marriott Hotel in Columbus, and is approximately 20 minutes from downtown Columbus, 20 minutes from Ohio State University and 20 minutes from the Port Columbus International Airport. About one half of the guests are business travelers. Group travel accounts for 40% of the hotel's business. The property was owned and managed by the Boykin Group as a Marriott since its opening in 1981 and is leased to BMC.

     BERKELEY MARINA RADISSON. This waterfront hotel is on the east side of San Francisco Bay in the Berkeley Marina Complex. The hotel is in a secluded area approximately 20 minutes from downtown San Francisco and 30 minutes from San Francisco International Airport. The hotel is located near the Golden Gate Bridge, Fisherman's Wharf and the Napa/Sonoma wine country. The University of California at Berkeley is three miles away. The majority of the guests are business travelers. The property was owned and managed by the Boykin Group since its opening in 1972 and is leased to BMC. The property was expanded to its current size in 1985.

     The land underlying this hotel is leased under a ground lease that expires in 2033 but can be extended by the tenant to 2051. The rent payable under the lease includes annual minimum rent of $100,000 and percentage rent based on the hotel's revenues. The tenant is responsible for all taxes, maintenance and insurance on the leased property.

     DAYTONA BEACH RADISSON RESORT. This hotel, located in Daytona Beach, Florida, rests on approximately two acres of land directly on the Atlantic ocean, and consists of an 11-story building with 206 guest rooms and food and beverage facilities. The hotel was built in 1974 and contains an attached two-story addition constructed in 1988 containing meeting facilities. The hotel underwent a complete, $7 million renovation prior to its reopening in January of 1998. The property is leased to BMC.

     RADISSON INN SANIBEL GATEWAY. This hotel, located in Fort Myers, Florida, is 15 miles from I-75 and seven miles off U.S. Highway 41. The hotel is two and one-half miles from Sanibel Island and four and one-half miles from Ft. Myers Beach. It is 25 minutes from the New Southwest Florida Airport and 15 minutes from the Boston Red Sox and Minnesota Twins spring training complexes. The majority of the guests are tourists and vacationers. The property was owned and managed by the Boykin Group since its opening in 1986 and is leased to BMC.

     HOLIDAY INN MINNEAPOLIS WEST. This hotel was built in 1986 and is located eight miles west of downtown Minneapolis on Shelard Parkway and Wayzata Boulevard at the Betty Crocker exit of Interstate 394. Minneapolis International Airport and the Mall of America are approximately 18 miles from the hotel. Business travelers represent most of the hotel's business. The hotel is leased to Capstar and is owned by a joint venture owned 91% by the Company and 9% by Capstar.

     HOLIDAY INN CRABTREE. This hotel is located in Raleigh, North Carolina and is opposite the Crabtree Mall, the largest mall in the Carolinas. This property enjoys a premier highway location in the active North Raleigh market. Business travelers represent most of the hotel's business. The hotel was opened in 1974 and is currently undergoing an extensive renovation. The hotel is leased to BMC.

     LAKE NORMAN HOLIDAY INN. This hotel, built in 1987, is located in Lake Norman, North Carolina, at the northeast corner of the intersection of Interstate 77 North, Exit 28 and North Carolina Highway 73. See "Lake Norman Hampton Inn" for a description of this hotel's location. The hotel is leased to BMC.

     HAMPTON INN SAN DIEGO AIRPORT/SEA WORLD. This recently renovated hotel is located two miles northwest of the San Diego International Airport, two miles southeast of Sea World and two blocks east of the San Diego Sports Arena. The hotel, built in 1989, is also situated within five miles of downtown, the San Diego Convention Center, the Zoo, and beaches. Approximately one-half of the guests are business travelers. The hotel is leased to Outrigger and is owned by a joint venture in which the Company and Outrigger are 91% and 9% partners, respectively.

     LAKE NORMAN HAMPTON INN. This hotel, which was built in 1991, is located in Lake Norman, North Carolina, at the southeast corner of the intersection of Interstate 77 North, Exit 28 and North Carolina Highway

73. Charlotte, North Carolina is 19 miles to the south. Lake Norman is an upscale community located approximately five miles south of downtown Mooresville, North Carolina, and just southeast of Lake Norman, one of North Carolina's most widely used recreational lakes, offering boating, swimming, and nearby golf facilities. Most of the area's hotel market is represented by the commercial segment. The hotel is leased to BMC.

     DOUBLETREE HOTEL KANSAS CITY. This hotel is located directly across from the recently expanded convention center in downtown Kansas City, Missouri. The hotel was built in 1969 and closed in 1996 for a complete renovation prior to being reopened in April 1997 as an Omni hotel. In November, 1997 the hotel was reflagged to the Doubletree brand name. The property is leased to and managed by Capstar , and the Company and a Capstar affiliate own an 80% and a 20% interest, respectively, in a joint venture that owns the hotel. The majority of the hotel's guests are business travelers.

     The hotel renovation was funded, in part, with $15.1 million of proceeds from tax increment financing bonds issued by the Redevelopment Authority of Kansas City, Missouri (the "Authority"). Debt service on the bonds is to be funded entirely by sales taxes, payroll taxes, real estate taxes, hotel taxes and other taxes generated by the hotel. Capstar is obligated to fund the debt service, however, in the event the specified taxes generated by the hotel are insufficient to satisfy the debt service requirements of the bonds, the joint venture would be obligated to the fund such shortfall. In the opinion of the Company's management, it is unlikely that the joint venture will be required to fund the debt service.

     MELBOURNE QUALITY SUITES. This oceanfront hotel is located in Indialantic, Florida, on the beach off Florida's coastal highway A1A, around 20 miles south of Kennedy Space Center and 65 miles southeast of Disney World. The hotel is approximately 10 miles from Melbourne International Airport. Most of the guests are tourist or vacation travelers attracted by popular destinations such as Disney World, Universal Studios and Sea World. This property was owned and managed by the Boykin Group as a Quality Suites hotel since its opening in 1986 and is leased to BMC.

     MELBOURNE HILTON OCEANFRONT. This hotel is located directly on the beach in Melbourne, Florida and is located approximately one mile from the Melbourne Quality Suites. The acquisition of this hotel has allowed the Company to benefit from cross-selling and labor efficiencies. The hotel was constructed in 1986 and underwent an extensive $3.6 million renovation in 1996. See "Melbourne Quality Suites" for a description of the hotel's location. The hotel is leased to BMC.

     FRENCH LICK SPRINGS RESORT. The French Lick Springs Resort, in French Lick, Indiana, is a full-service destination resort containing 485 guest rooms, five restaurants and lounges, meeting rooms containing an aggregate of 60,000 square feet of meeting space, two golf courses, 18 tennis courts, an equestrian center and riding stables, a health and beauty spa and a bowling alley. The hotel was built in stages, starting in 1903. The majority of the hotel's business consists of leisure travelers. The hotel is leased to BMC.

  SUBSEQUENT ACQUISITIONS

     On March 12, 1998, the Company acquired the following two hotel properties:

       PROPERTY          NUMBER OF ROOMS      LOCATION
       --------          ---------------   --------------
High Point Radisson....        317         High Point, NC
Knoxville Hilton.......        251         Knoxville, TN

     THE HIGH POINT RADISSON. This property is located in downtown High Point along the city's main commercial corridor. High Point is located within the Greensboro/Winston-Salem/High Point Metropolitan Statistical Area. This region is also commonly referred to as the Piedmont Triad, the most populated area in North Carolina. The majority of the hotel's business is from business travelers. The hotel opened in 1983 and is leased to BMC.

     THE KNOXVILLE HILTON. This hotel is located within the heart of the city's business and shopping district and is adjacent to the Knoxville Convention Center. The University of Tennessee is located two blocks to the southwest of the Hilton. The World's Fair Park, which includes the Tennessee Amphitheater and Knoxville

Museum of Art, is located one block to the west. The majority of the hotel's guests are business travelers. The hotel opened in 1981 and is leased to BMC.

  PROPOSED MERGER

     The Company entered into the Merger Agreement on December 30, 1997 with Red Lion and certain related parties, under which the Company agreed to acquire the Doubletree Hotels. Under the Merger Agreement, the Company will issue 3,110,048 million Common Shares and pay approximately $35.3 million in cash to the Red Lion limited partners and general partner, and two wholly owned subsidiaries of the Company will become the sole partners in Red Lion and then contribute their Red Lion interests to the Partnership. In connection with the Proposed Merger, the Partnership will become responsible for Red Lion's liabilities, which the Company estimates will be approximately $156 million at the time of closing. At the time of the announcement of the Merger Agreement, the consideration value was expected to total approximately $271 million. The Company plans to finance its cash requirements in connection with the Proposed Merger as described under "Item 1 (c) -- Access to Capital." The Proposed Merger will constitute a taxable transaction for the Red Lion partners and will be accounted for as a purchase by the Company.

     The Doubletree Hotels, which formerly operated as "Red Lion Hotels" or "Red Lion Inns," were reflagged to operate as Doubletree Hotels in June 1997 and are located in growing commercial markets primarily in the western and northwestern United States. The Doubletree Hotels are situated on major traffic arteries that are near airports, commercial centers and tourist sites. Each hotel offers full-service accommodations, including meeting space, lounges and banquet facilities, and most have at least two restaurants. The hotels typically offer valet service, swimming pools, health and fitness centers, concierge services, business centers and complimentary airport shuttle services.

     The following table sets forth certain additional information with respect to the Doubletree Hotels.

                  PROPERTY                           LOCATION         NUMBER OF ROOMS
                  --------                           --------         ---------------
Doubletree Hotel Portland Lloyd Center.......  Portland, OR                  476
Doubletree Hotel Sacramento..................  Sacramento, CA                448
Doubletree Hotel Omaha Downtown..............  Omaha, NE                     413
Doubletree Hotel Boise Riverside.............  Boise, ID                     304
Doubletree Hotel Colorado Springs World
  Arena......................................  Colorado Springs, CO          299
Doubletree Hotel Spokane Valley..............  Spokane Valley, WA            237
Doubletree Hotel Portland Downtown...........  Portland, OR                  235
Doubletree Hotel Eugene/Springfield..........  Springfield, OR               234
Doubletree Hotel Bellevue Center.............  Bellevue, WA                  208
Doubletree Hotel Yakima Valley...............  Yakima Valley, WA             208
                                                                           -----
                                                                           3,062
                                                                           =====

     In connection with the Proposed Merger and to avoid certain adverse tax consequences that it would have otherwise incurred, Red Lion leased all of the Doubletree Hotels to Westboy under the Doubletree Percentage Lease, effective as of January 1, 1998. Also in connection with the Proposed Merger, Westboy hired the Doubletree Manager to manage the Doubletree Hotels pursuant to the Doubletree Management Agreement. If the Proposed Merger is consummated, the Doubletree Hotels will continue to be leased to Westboy and managed by the Doubletree Manager.

     The Doubletree Management Agreement provides for a base management fee of 3% of hotel revenues and an incentive management fee of 15% of the first $36 million of "profits" (as defined) and 25% of "profits" in excess of $36 million. The Doubletree Manager has agreed not to charge its customary franchise fee in addition to these base and incentive fees. In certain cases, the incentive fee may be deferred or forgiven, depending on the Doubletree Hotels' cash flow. The financial performance of the Doubletree Hotels will be significantly dependent upon management by the Doubletree Manager for most or all of the useful life of the Doubletree Hotels. Although the Doubletree Management Agreement contains no measurable performance criteria which the

Doubletree Manager is required to meet, and the Doubletree Manager may extend the agreement for an aggregate term of up to 64 years, the Company believes Westboy's asset management skills and the financial incentives to the Doubletree Manager support the addition of the Doubletree Hotels to the Company's hotel portfolio.

     The Company and Red Lion expect to complete the Proposed Merger early in the second quarter of 1998. Consummation of the Proposed Merger is subject to various conditions, and there is no assurance that it will be completed. Moreover, if the Proposed Merger is completed, there is no assurance that the Company will be able successfully to assimilate the Doubletree Hotels or to realize the anticipated benefits of the Proposed Merger.

  THE PERCENTAGE LEASES

     The Percentage Leases have the terms described below. The Company expects that leases with respect to its future hotel property investments will have substantially similar terms, although the Board of Directors may alter any of these terms. The following summary of the material terms of the Percentage Leases is qualified in its entirety by reference to the form of Percentage Lease, which was filed as an exhibit to the Company's Registration Statement on Form S-11 (Registration Statement No. 333-6341, filed on June 19, 1996, as amended).

     Duration. The Percentage Leases have noncancelable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies described in the Percentage Leases. Except for the Percentage Leases with Davidson and CapStar and the Doubletree Percentage Lease, the Percentage Leases do not contain renewal terms. The right to extend the term of the respective Percentage Leases with Davidson, CapStar and Doubletree is subject to agreement between the parties regarding market terms.

     Amounts Payable Under the Percentage Leases. The lessees are obligated to pay (i) the higher of Minimum Rent or Percentage Rent (except for the French Lick Springs Resort, for which both Minimum Rent and Percentage Rent are required to be paid); and (ii) certain other amounts, including interest accrued on any late payment or charge (the "Additional Charges"). Minimum Rent is a fixed amount determined by negotiation between the Company and the applicable lessee (except in certain cases, as defined in the applicable Percentage Lease agreements). Percentage Rent is calculated by multiplying fixed percentages by gross room and other revenue and gross food and beverage revenue, over specified threshold amounts. Minimum Rent is payable monthly in advance, and Percentage Rent is payable for each quarter within 30 days after the end of the quarter. Both the threshold gross room and other revenue amounts used in computing Percentage Rent and Minimum Rent are adjusted annually for changes in the Consumer Price Index.

     Each Percentage Lease requires the lessee to pay rent, all costs and expenses, and all utility and other charges incurred in the operation of the hotel. All capital expenditures (as defined in the lease) are the responsibility of the Company. Each Percentage Lease also provides for rent reductions and abatements in the event of damage or destruction or a partial taking of the hotel. The lessee is required to carry insurance to cover rental interruption for a period at least one year.

     Maintenance and Modifications. The lessee is required to maintain the hotel in good order and repair and to make the nonstructural repairs necessary therefor. The Company funds capital expenditures and the repair, replacement and refurbishment of FF&E in the hotel, when and as considered necessary by the Company and as required by the franchises, and maintains a capital expenditures reserve to help provide funds to cover such expenses. The Company reserves annually an amount equal to specified percentages of the gross revenues generated from its hotels. See "Item 1. (c) -- Business Strategies -- Capital Expenditure and Renovation Strategy."

     For as long as BMC maintains its interior design and purchase operations, it will perform interior design and purchasing services for the hotels leased to BMC at a discount from its normal rates.

     Insurance and Property Taxes. The Company pays, or causes the lessee to pay, real estate and personal property taxes and maintains, or causes the lessee to maintain, property insurance, including casualty insurance, on its hotels. The lessee maintains comprehensive general public liability, workers' compensation, 12-month rental interruption and any other insurance customary for properties similar to the hotel or required by any relevant franchisor and must have the Company named as an additional insured. The Company believes that the insurance coverage carried by each hotel is adequate in scope and amount.

     Indemnification. Under each Percentage Lease, the lessee indemnifies the Company against all liabilities, costs and expenses (including reasonable attorneys' fees and disbursements) incurred by, imposed on or asserted against the Partnership, on account of, among other things, (i) any accident or injury to person or property on or about the hotel; (ii) any negligence by the lessee or any of its agents as to the leased property; (iii) in the case of the Initial Hotels, any environmental liability resulting from conditions existing at the time of completion of the Offering or caused or resulting thereafter from any action, inaction or negligence of BMC; (iv) taxes and assessments in respect of the hotel (other than real estate taxes and income taxes of the Company on income attributable to the hotel); (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon; or (vi) any breach of the lease by the lessee. The lessee is not required, however, to indemnify the Company against the Company's negligence or willful misconduct.

     Assignment and Subleasing. The lessee is not permitted to sublet all or any part of the hotel or to assign its interest under the lease without the prior written consent of the Company. The lessee may, however, enter into a management agreement with a third party for the management and operation of the hotel, with the consent of the Company, which the Company may withhold in its sole and absolute discretion. The lease may not be directly or indirectly sold by selling direct (or, in most cases, indirect) ownership or control of the lessee without causing a default under the lease.

     Events of Default. Events of default under each Percentage Lease include, among others, the failure by the lessee to pay Minimum Rent when due and the continuation of that failure for a period of 10 days, the failure by the lessee to pay the Percentage Rent for any quarter within 10 days after the end of that quarter, the failure by the lessee to observe or perform any other term of the lease and the continuation of that failure beyond any applicable cure period, an event of default under any other Percentage Lease to which the lessee is a party, termination of the franchise agreement covering any hotel leased to the lessee, and with respect to BMC, any failure to comply with BMC's covenants regarding distributions and maintenance of its net worth, as described under "Item 1. (c) -- Lessees -- BMC," and any failure by Robert and John Boykin and their heirs to own, collectively, at least 51% of BMC or otherwise control BMC.

     If an event of default under any lease with BMC occurs and continues beyond any curative period, the Company may terminate the lease and any or all of the other Percentage Leases with BMC, and BMC will be required to surrender possession of the affected hotels. If an event of default under any lease with any other Company lessee occurs and continues beyond any curative period, the Company may terminate the lease and the lessee will be required to surrender possession of the affected hotel.

     Franchise Agreements. The lessee, or in certain cases a third party management company, will be the franchisee under the franchise agreements for the hotels leased to the lessee.

     Doubletree Percentage Lease. Westboy has entered into a Percentage Lease for the Doubletree Hotels. If the Proposed Merger does not occur, Red Lion has the right to cause Westboy to assign the lease and Westboy has the right, if the Red Lion Partnership does not exercise that right, to terminate the lease. The assignment or the termination, as applicable, would be effective on December 31, 1998. A copy of the Doubletree Percentage Lease was filed as an exhibit to the Company's Form 8-K filed on January 9, 1998. The terms of the Doubletree Percentage Lease are substantially the same as the other Percentage Leases described above, except that (i) its duration is subject to different terms,
(ii) it requires that 3% of gross revenues be spent on capital improvements at the direction of the lessee or of any manager engaged by the lessee, that 1% of gross revenues be spent on capital improvements at the discretion of the lessor (subject to certain limited exceptions), and that the Company spend an additional $10 million on capital improvements at the Doubletree Hotels by June 30, 2000, and (iii) it limits the amount of mortgage debt that may be placed on the Doubletree Hotels.

  FRANCHISE AGREEMENTS

     The Company's lessees are the franchisees under the respective franchise agreements for the Hotels. Five of the 17 Hotels are licensed by Marriott International, Inc. Of the 12 remaining Hotels, one is licensed by Doubletree Corporation, two by Promus Hotels, Inc. (licensor of Hampton Inn hotels), one by Choice Hotels International, Inc. (licensor of Quality Suites hotels), three by Radisson Hotels International, Inc. (Radisson), three by Holiday Inns Franchising, Inc. and one by Hilton Inns, Inc. (Hilton). The French Lick Springs Resort has no franchise affiliation. The 1998 Hotels are licensed by Radisson and Hilton.

     The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise agreements. The Company believes that the public's perception of quality associated with a franchisor can be an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, including national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. The franchise agreements generally impose certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which the franchised operator must comply.

     - Termination. Each franchise agreement gives the operator the right to operate the franchised hotel under a franchise for a period of years specified in that agreement. The operator is responsible for making all payments to the franchisor under the franchise agreements. The expiration dates for the Hotels' and the 1998 Hotels' franchise agreements range from October 7, 2001 to December 31, 2018. The franchise agreements provide for early termination at the franchisor's option on the occurrence of certain events of default.

     - Sale of Hotel. The franchise agreements with Marriott and Hilton contain a provision requiring the franchisee, on receiving a bona fide offer to buy or lease the franchised hotel, to give the franchisor the option to buy or lease (as applicable) that hotel on the same terms as are contained in that offer. The Choice Hotel franchise agreement provides that the agreement automatically terminates on transfer of the franchised hotel unless the franchisor expressly consents to that transfer. The Hampton Inn license agreements provide that a transferee of the licensee must apply for a new franchise and that transfers not specifically authorized under the license agreement are void and are also a breach of the license agreement. The Holiday Inn license agreements provide that a transferee of the hotel must apply for a new license unless the franchisor has given its prior written consent to the transfer of the hotel.

     - Noncompetition. The franchise agreements for the Company's five Marriott hotels prohibit the franchisee from being connected or associated in any manner with any hotel, motel or inn business within a five-mile radius around the franchised hotel. These restrictions can be waived by Marriott, whose waiver may not be unreasonably withheld. If a franchise agreement is terminated because of a default by the lessee, the lessee may not, for 24 months after termination, operate any motel, hotel or inn business (other than those in which it is then engaged) that is in the five-mile radius trade area.

     - Fees. Under the franchise agreements, the lessees pay franchise fees ranging from 3% to 6% of gross room sales and advertising or marketing and reservation fees ranging from 0.8% to 4% of gross room sales.

(B) OFFICE SPACE

     Pursuant to a Shared Services and Office Space Agreement, the Company paid BMC $2,000 per month in 1997 for the right to use certain office space and receive certain related services.

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

     (a) The executive officers of the Company are as follows:

       NAME          AGE                       POSITION
       ----          ---                       --------
Robert W. Boykin     48    Director, Chairman of the Board, President
                           and Chief Executive Officer
Raymond P. Heitland  62    Director, Chief Financial Officer and
                           Secretary
Mark L. Bishop       38    Senior Vice President--Acquisitions
Michael D. Murphy    41    Senior Vice President--Acquisitions
Paul A. O'Neil       40    Treasurer
Andrew C. Alexander  34    Vice President -- Corporate Counsel

     The following is a biographical summary of the business experience of the executive officers of the Company.

     Robert W. Boykin has served as the President and Chief Executive Officer of the Company since its formation. He served as the President and Chief Executive officer of Boykin Management Company from 1985 until November 1996. He served as Boykin Management Company's Executive Vice President from 1981 until 1985.

     Raymond P. Heitland has served as the Chief Financial Officer of the Company since its formation. He served as the Chief Financial Officer of Boykin Management Company from 1970 until November 1996.

     Mark L. Bishop is Senior Vice President-Acquisitions of the Company. He served as Senior Vice President-Acquisitions of Boykin Management Company from April 1994 until November 1996. From December 1986 until April 1994, Mr. Bishop was employed by Grubb & Ellis, serving as Vice President/Senior Marketing Consultant beginning in February 1991. From February 1990 until December 1995, Mr. Bishop also owned and served as President of four separate companies that owned and operated restaurants.

     Michael D. Murphy became Senior Vice President-Acquisitions of the Company in January 1998. From April 1996 until November 1997, Mr. Murphy served as Senior Vice President of Acquisitions with Patriot American Hospitality, Inc., a hotel REIT. From October 1994 until April 1996, Mr. Murphy served as the Chief Executive Officer of The Stonebridge Group, Inc., a real estate consulting company founded by Mr. Murphy. From October 1989 until October 1994, Mr. Murphy was employed by Affirmative Equities Company, L.P., a real estate investment and consulting firm, serving as a Principal.

     Paul A. O'Neil is the Treasurer of the Company. He served as Chief Financial Officer and Treasurer of BMC from November 1996 until May 1997 and as Senior Vice President of Boykin Management Company from 1994 until November 1996. From 1990 to 1994, Mr. O'Neil managed the Real Estate Services Group in Arthur Andersen LLP's Cleveland, Ohio office.

     Andrew C. Alexander became Vice President-Corporate Counsel of the Company in July 1997. From July 1995 until July 1997, Mr. Alexander served as Vice President-Corporate Counsel of Renaissance Hotel Group, N.V., a publicly traded hotel company. From September 1989 until July 1995, Mr. Alexander was an attorney at the law firm of Calfee, Halter & Griswold, LLP.

     There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

     Employment Arrangements. Robert W. Boykin, Raymond P. Heitland and Mark L. Bishop entered into employment contracts with the Company in connection with the Initial Offering. Mr. Boykin's agreement provides for an initial three-year term that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement by giving two years prior written notice. The agreements of Messrs. Heitland and Bishop both provide for one-year terms that are automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement by giving six months prior written notice. Mr. Heitland's and Mr. Bishop's employment agreements are currently in effect until December 31, 1998. Each of Messrs. Boykin, Heitland and Bishop is prohibited from competing with the Company during the term of his employment agreement and, in the case of Messrs. Boykin and Heitland, for a term of two years thereafter, and in the case of Mr. Bishop, for a term of six months thereafter.

     On May 20, 1997, the Company entered into an employment arrangement with Paul A. O'Neil. The arrangement provides for an initial one year term that will be extended for an additional year at the end of each year of the arrangement, subject to the right of either party to terminate the employment relationship by giving six months prior written notice.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

(A) MARKET INFORMATION

     The Company's Common Shares are traded on the New York Stock Exchange under the symbol "BOY." The following table sets forth for the indicated periods the high and low sales prices for the Common Shares and the cash distributions declared per share:


                                                                                   CASH
                                                             PRICE RANGE       DISTRIBUTIONS
                                                           --------------        DECLARED
                                                           HIGH       LOW        PER SHARE
                                                           ----       ---      -------------
Year Ended December 31, 1996:
  Fourth Quarter (beginning October 30, 1996)............  $24        $20          $0.28

Year Ended December 31, 1997:
  First Quarter..........................................  $24-1/2    $21-5/8      $0.45
  Second Quarter.........................................  $23-15/16  $20          $0.45
  Third Quarter..........................................  $27        $22-1/2      $0.45
  Fourth Quarter.........................................  $27-3/4    $24-3/4      $0.45

Year Ending December 31, 1998:
  First Quarter (through March 19, 1998).................  $28-1/2    $23-9/16     $0.47


(B)  SHAREHOLDER INFORMATION

     As of March 19, 1998, there were 199 record holders of the Company's Common Shares, including shares held in "street name" by nominees who are record holders, and approximately 9,000 beneficial owners.

     In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's charter limits the number of Common Shares that may be owned by any single person or affiliated group to 9% of the outstanding Common Shares.

(C) DISTRIBUTION INFORMATION

     The Company's current annualized distribution rate is $1.88 per share, payable quarterly in an amount equal to $0.47 per share, which represents an $.08 annual per share increase over the 1997 distribution rate of $1.80. The Company's 1997 distributions were fully taxable as dividends.

     The Company currently anticipates that it will maintain at least the current distribution rate in the near term, unless actual results of operations, economic conditions or other factors differ from its current expectations. The declaration and payment of distributions by the Company is at the discretion of the Company's Board of Directors and depends on, among other things, the Company's receipt of cash distributions from the Partnership, the Company's level of indebtedness, any contractual restrictions and other factors considered relevant by the Board. The level of the Partnership's cash distributions is determined by the Partnership in light of its cash needs, including its requirements for investing and financing activities and other anticipated cash needs. The Partnership's principal source of revenue consists of payments of rent by the lessees under the Percentage Leases.

(D) SALES OF UNREGISTERED SECURITIES

     In September 1997, the Company sold 20,000 Common Shares to BMC for cash consideration of $490,625, or $24.53 per share. This sale was not registered under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption from the registration requirements thereof provided by Section 4(2) of the Securities Act.

(E) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     On February 24, 1998, the Company completed a follow-on public equity offering of 4,500,000 Common Shares. The proceeds were $112.5 million and net proceeds (less the underwriters' discount and offering expenses) were approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership, increasing its ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the Company's credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of the 1998 Hotels and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected historical and pro forma operating and financial data for the Company and BMC and selected combined historical financial data for the Initial Hotels. The selected historical financial data for the Company and BMC for the year ended December 31, 1997, for the period November 4, 1996 (inception of operations) to December 31, 1996, and the selected combined historical financial data for the Initial Hotels for the period January 1, 1996 through November 3, 1996, and for the years ended December 31, 1993 through 1995 have been derived from the historical financial statements of the Company, BMC and the Initial Hotels, respectively, audited by Arthur Andersen LLP, independent public accountants, whose reports with respect thereto are included herein (See Index to Financial Statements at Page F-1).

     The pro forma information of the Company is presented as if the initial public offering and related formation transactions, and the Company's acquisitions of the Melborne Hilton Oceanfront, Holiday Inn Crabtree, French Lick Springs Resort, Holiday Inn Minneapolis West, Marriott's Hunt Valley Inn and Hampton Inn San Diego Airport/Sea World, had been consummated as of January 1, 1996. The pro forma information excludes the results of the Daytona Beach Radisson Resort and the Doubletree Hotel Kansas City, as these hotels were not operating during the entire twelve month pro forma periods.

     In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") for calculating earnings per share. The Company has included the basic and diluted earnings per share amounts under the methods prescribed by SFAS 128, and has restated previously reported earnings per share data to conform with the requirements of SFAS 128.

     The pro forma information of BMC is presented as if the Company's initial public offering and related formation transactions, and the Company's acquisitions (and the related BMC leases) of the Melborne Hilton Oceanfront, Holiday Inn Crabtree and French Lick Springs Resort had been consummated as of January 1, 1996.

The pro forma information excludes the results of the Daytona Beach Radisson Resort, as this hotel was not open during the entire pro forma periods.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                             BOYKIN LODGING COMPANY

                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA

               (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                    PERIOD FROM
                                                                                 NOVEMBER 4, 1996
                                                               YEAR ENDED    (INCEPTION OF OPERATIONS)
                                                              DECEMBER 31,        TO DECEMBER 31,
                                                                  1997                 1996
                                                              ------------   -------------------------
OPERATING DATA:
  Lease revenue.............................................   $  37,884             $  3,258
  Interest income...........................................         382                  120
                                                               ---------             --------
     Total revenues.........................................      38,266                3,378
                                                               ---------             --------
  Real estate related depreciation and amortization.........      10,148                1,344
  Real estate and personal property taxes, insurance and
     ground rent............................................       5,173                  620
  General and administrative................................       2,404                  450
  Interest expense..........................................       2,653                   54
  Amortization of deferred financing costs..................         454                   69
                                                               ---------             --------
     Total expenses.........................................      20,832                2,537
                                                               ---------             --------
  Income before minority interest and extraordinary item....      17,434                  841
  Minority interest.........................................      (2,210)                 (40)
                                                               ---------             --------
  Income before extraordinary item..........................      15,224                  801
  Extraordinary item -- loss on early extinguishment of
     debt, net of $172 and $970 of minority interest
     in 1997 and 1996, respectively.........................        (882)              (4,908)
                                                               ---------             --------
  Net income (loss) applicable to common shares.............   $  14,342             $ (4,107)
                                                               ---------             --------
EARNINGS PER SHARE:
  Basic:
     Income before extraordinary item.......................   $    1.60             $    .09
     Extraordinary item, net................................        (.09)                (.55)
                                                               ---------             --------
     Net income (loss) per common share.....................   $    1.51             $   (.46)
                                                               ---------             --------
  Diluted:
     Income before extraordinary item.......................   $    1.59             $    .09
     Extraordinary item, net................................        (.10)                (.54)
                                                               ---------             --------
     Net income (loss) per common share.....................   $    1.49             $   (.45)
                                                               ---------             --------
     Weighted average number of common shares outstanding:
     Basic..................................................       9,523                8,981
     Diluted................................................       9,595                9,036
OTHER DATA:
     Funds from operations(1)...............................   $  27,381             $  2,185
     Net cash provided by operating activities..............   $  29,503             $    329
     Net cash used for investing activities.................   $(110,554)            $ (1,824)
     Net cash provided by financing activities..............   $  61,544             $ 22,857
     Dividends declared.....................................   $  17,150             $  2,700
     Weighted average number of common shares and units
       outstanding..........................................      10,883               10,359
BALANCE SHEET DATA:
     Investment in hotel properties, net....................   $ 231,651             $113,322
     Total assets...........................................     238,855              137,271
     Total debt.............................................      91,750                   --
     Minority interest in Partnership.......................      13,054               14,045
     Shareholders' equity...................................     114,815              117,021

                             BOYKIN LODGING COMPANY

                SELECTED PRO FORMA OPERATING AND FINANCIAL DATA
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

               (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                1997       1996
                                                              --------   --------
OPERATING DATA:
  Lease revenue.............................................  $ 42,789   $ 39,730
  Interest income...........................................        --         --
                                                              --------   --------
     Total revenues.........................................    42,789     39,730
                                                              --------   --------
  Real estate related depreciation and amortization.........    11,704     10,976
  Real estate and personal property taxes, insurance and
     ground rent............................................     5,744      5,468
  General and administrative................................     2,404      1,450
  Interest expense..........................................     5,235      5,165
  Amortization of deferred financing costs..................       454        436
                                                              --------   --------
     Total expenses.........................................    25,541     23,495
                                                              --------   --------
  Income before minority interest and extraordinary item....    17,248     16,235
  Minority interest.........................................    (2,091)    (1,951)
                                                              --------   --------
  Income before extraordinary item applicable to common
     shares.................................................  $ 15,157   $ 14,284
                                                              ========   ========
EARNINGS PER SHARE:
  Income before extraordinary item:
     Basic..................................................  $   1.59   $   1.50
     Diluted................................................      1.58       1.49
  Weighted average number of common shares outstanding
     Basic..................................................     9,523      9,516
     Diluted................................................     9,595      9,571
OTHER DATA:
  Funds from operations(1)..................................  $ 28,895   $ 27,171
  Net cash provided by operating activities(2)..............  $ 29,349   $ 27,607
  Net cash used for investing activities(3).................  $ (5,463)  $ (5,168)
  Net cash used for financing activities(4).................  $(19,589)  $(19,609)
  Weighted average number of common shares and units
     outstanding............................................    10,883     10,894

---------------

(1) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds From Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO (in thousands):

                                                                         PRO FORMA FOR YEARS
                                                   HISTORICAL            ENDED DECEMBER 31,
                                           ---------------------------   -------------------
                                                             PERIOD
                                            YEAR ENDED       ENDED
                                           DECEMBER 31,   DECEMBER 31,
                                               1997           1996         1997       1996
                                           ------------   ------------   --------   --------
Net income (loss)........................    $14,342        $(4,107)     $15,157    $14,284
Real estate related depreciation and
  amortization...........................     10,148          1,344       11,704     10,976
Minority interest........................      2,210             40        2,091      1,951
Extraordinary item.......................        882          4,908           --         --
FFO applicable to joint venture minority
  interest...............................       (201)            --          (57)       (40)
                                             -------        -------      -------    -------
Funds from operations....................    $27,381        $ 2,185      $28,895    $27,171
                                             =======        =======      =======    =======

(2) For pro forma purposes, net cash provided by operating activities represents net income before depreciation of real estate assets, amortization of deferred financing costs and minority interest including adjustments for the joint venture minority interest therein. For pro forma purposes, no effect has been given to changes in working capital assets and liabilities.

(3) For pro forma purposes, net cash used for investing activities represents 4% of hotel revenues for the applicable period. For those hotels which are owned through a joint venture, only the Company's percentage interest in such hotel revenues is considered in the calculation.

(4) For pro forma purposes, net cash used for financing activities represents estimated dividends and distributions based upon the Company's historical annual dividend rate of $1.80 per Common Share and the pro forma weighted average number of Common Shares and Units outstanding during the applicable period.

              BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY

         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA

                             (AMOUNTS IN THOUSANDS)

                                                                                             PRO FORMA
                                                              HISTORICAL PERIOD             YEAR ENDED
                                        HISTORICAL          FROM NOVEMBER 4, 1996          DECEMBER 31,
                                        YEAR ENDED       (INCEPTION OF OPERATIONS) TO   -------------------
                                     DECEMBER 31, 1997        DECEMBER 31, 1996           1997       1996
                                     -----------------   ----------------------------   --------   --------
OPERATING DATA:
  Room revenue.....................      $ 72,751                  $ 7,684              $ 74,682   $ 69,717
  Food and beverage revenue........        30,229                    3,976                31,136     30,297
  Other hotel revenue..............         7,568                      620                 7,938      7,625
                                         --------                  -------              --------   --------
     Total hotel revenues..........       110,548                   12,280               113,756    107,639
  Other revenue....................         2,477                      382                 2,477      2,777
                                         --------                  -------              --------   --------
     Total revenues................       113,025                   12,662               116,233    110,416
                                         --------                  -------              --------   --------
  Operating expenses...............        75,891                    9,748                78,346     74,292
  Cost of goods sold of nonhotel
     operations....................           619                      102                   619      1,686
  Percentage lease expense.........        34,834                    3,258                35,924     33,268
                                         --------                  -------              --------   --------
  Total expenses...................       111,344                   13,108               114,889    109,246
                                         --------                  -------              --------   --------
  Net income (loss)................      $  1,681                  $  (446)             $  1,344   $  1,170
                                         ========                  =======              ========   ========

                                 INITIAL HOTELS
                  SELECTED COMBINED HISTORICAL FINANCIAL DATA

                             (AMOUNTS IN THOUSANDS)

                                                                                     JANUARY 1,
                                                        YEAR ENDED DECEMBER 31,        1996 TO
                                                      ----------------------------   NOVEMBER 3,
                                                       1993      1994       1995       1996(A)
                                                      -------   -------   --------   -----------
OPERATING DATA:
  Room revenue......................................  $45,753   $48,652   $ 50,730    $ 51,627
  Food and beverage revenue.........................   22,357    22,811     22,984      20,062
  Other revenue.....................................    3,977     4,092      4,490       4,148
                                                      -------   -------   --------    --------
     Total revenues.................................   72,087    75,555     78,204      75,837
                                                      -------   -------   --------    --------
  Departmental and other expenses...................   53,242    53,967     54,629      52,367
  Real estate and personal property taxes, insurance
     and ground rent................................    3,112     3,329      3,579       3,228
  Depreciation and amortization.....................    5,822     5,690      6,545       6,308
  Interest expense..................................   12,375    12,397     14,169      13,430
  Gain on property insurance recovery...............       --        --       (670)        (32)
                                                      -------   -------   --------    --------
  Income (loss) before extraordinary item...........   (2,464)      172        (48)        536
  Extraordinary item-- gain (loss) on early
     extinguishment of debt.........................       --        --        556      (1,315)
                                                      -------   -------   --------    --------
  Net income (loss).................................  $(2,464)  $   172   $    508    $   (779)
                                                      =======   =======   ========    ========

---------------

(A) On February 8, 1996, the Lake Norman Holiday Inn and Lake Norman Hampton Inn were acquired by an affiliate of The Boykin Group. The acquisition was accounted for as a purchase and, accordingly, the operating results of the Holiday Inn and Hampton Inn have been included in the above operating data commencing February 8, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     On November 4, 1996, the Company completed the Initial Offering of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173.9 million. The Company contributed all of the net proceeds to the Partnership in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40 million intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Initial Offering. On conversion of the Note, the Company will receive an additional general partnership interest in the Partnership of 1.3%. The Company is the sole general partner of the Partnership.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire the nine Initial Hotels. The Partnership leases the Initial Hotels to BMC pursuant to the Percentage Leases.

     On February 24, 1998, the Company completed the Offering. The proceeds were $112.5 million and net proceeds (less the underwriters' discount and offering expenses) were approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership, increasing its ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, to fund the acquisitions of the 1998 Hotels and for general corporate purposes.

     The Company's principal source of revenue is lease payments from lessees pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Company's hotels. The lessees' ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels. Since BMC contributes a significant portion of the Company's lease revenues, management believes that a discussion of the historical and pro forma operations of BMC and the historical operations of the Initial Hotels is important to understand the business of the Company.

     The following discusses (i) the Company's actual results of operations for the year ended December 31, 1997 and the period from November 4, 1996 (inception of operations) through December 31, 1996, and pro forma results of operations for the years ended December 31, 1997 and 1996, (ii) BMC's actual results of operations for the year ended December 31, 1997 and the period from November 4, 1996 (inception of operations) through December 31, 1996, and pro forma results of operations for the years ended December 31, 1997 and 1996, and (iii) the historical results of operations for the Initial Hotels for the period January 1, 1996 to November 3, 1996 and the year ended December 31, 1995.

     The pro forma information of the Company is presented as if the Initial Offering and related formation transactions, and the Company's acquisitions of the Melborne Hilton Oceanfront, Holiday Inn Crabtree, French Lick Springs Resort, Holiday Inn Minneapolis West, Marriott's Hunt Valley Inn and Hampton Inn San Diego Airport/Sea World, had been consummated as of January 1, 1996. The pro forma information excludes the results of the Daytona Beach Radisson Resort and the Doubletree Hotel Kansas City, as these hotels were not operating during the entire twelve month pro forma periods.

     The pro forma information of BMC is presented as if the Company's initial public offering and related formation transactions, and the Company's acquisitions (and the related BMC leases) of the Melborne Hilton Oceanfront, Holiday Inn Crabtree and French Lick Springs Resort had been consummated as of January 1, 1996. The pro forma information excludes the results of the Daytona Beach Radisson Resort, as this hotel was not open during the entire pro forma periods.

                             RESULTS OF OPERATIONS

THE COMPANY

  Actual Results of Operations for the Year Ended December 31, 1997 Compared to the Period From November 4, 1996 (inception of operations) to December 31, 1996

     Percentage Lease revenue increased to $37.9 million in 1997 from $3.3 million in 1996, primarily because of the partial year of operations in 1996 and the increase in the number of hotels owned by the Company from nine to 17 at December 31, 1996 and 1997, respectively. Percentage Lease revenue payable by BMC represented $34.8 million, or 91.8% of total Percentage Lease revenue in 1997, compared to 100% in 1996.

     Income before minority interest and extraordinary item increased to $17.4 million in 1997 compared to $841,000 in 1996. As a percent of total revenue, income before minority interest and extraordinary item increased to 45.6% in 1997 from 24.9% in 1996, primarily resulting from (i) a decline in real estate related depreciation and amortization, as a percent of total revenue, from 39.8% in 1996 to 26.5% in 1997, (ii) a decrease in real estate and personal property taxes, insurance and ground rent, as a percentage of total revenues, from 18.4% in 1996 to 13.5% in 1997, and (iii) a decrease in general and administrative expenses, as a percent of total revenues, from 13.3% in 1996 to 6.3% in 1997. These expenses, as a percent of total revenues, decreased because of a greater increase in Percentage Lease revenues during the Company's full year of operations in 1997 relative to the increase in expenses during the same period. Interest expense increased to $2.7 million in 1997 compared to $54,000 in 1996 because of borrowings under the Credit Facility used to fund acquisitions in 1997.

     Net income was $14.3 million in 1997 compared to a net loss in 1996 of $4.1 million. Minority interest applicable to the operating partnership and joint venture partnerships in the income before extraordinary item of the Partnership was $2.2 million in 1997, or 5.8% of total revenues, compared to $40,000, or 1.2%, in 1996. Extraordinary charges (net of minority interest of $970,000 and $172,000 in 1996 and 1997, respectively) decreased from $4.9 million in 1996 to $882,000 in 1997. The extraordinary charge in 1997 represented the write-off of deferred financing costs incurred in connection with increasing the Credit Facility in October 1997 and the retirement of mortgage indebtedness of one of the joint ventures. The extraordinary charge in 1996 represented the write-off of deferred financing costs and the payment of prepayment penalties and fees incurred in connection with the retirement of all mortgage indebtedness assumed by the Partnership upon formation of the Company.

     The Company's funds from operations ("FFO") in 1997 was $27.4 million compared to $2.2 million in 1996. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO (in thousands):

                                                                                 PRO FORMA FOR YEARS
                                                           HISTORICAL            ENDED DECEMBER 31,
                                                   ---------------------------   -------------------
                                                                     PERIOD
                                                    YEAR ENDED       ENDED
                                                   DECEMBER 31,   DECEMBER 31,
                                                       1997           1996         1997       1996
                                                   ------------   ------------   --------   --------
Net income (loss)................................    $14,342        $(4,107)     $15,157    $14,284
Real estate related depreciation and
  amortization...................................     10,148          1,344       11,704     10,976
Minority interest................................      2,210             40        2,091      1,951
Extraordinary item...............................        882          4,908           --         --
FFO applicable to joint venture minority
  interest.......................................       (201)            --          (57)       (40)
                                                     -------        -------      -------    -------
Funds from operations............................    $27,381        $ 2,185      $28,895    $27,171
                                                     =======        =======      =======    =======

  Pro Forma Results of Operations for the Year Ended 1997 Compared to 1996

     For the year ended December 31, 1997, the Company's pro forma revenue from Percentage Leases would have been $42.8 million, representing a $3.1 million, or 7.8%, increase over pro forma Percentage Lease revenue for the year ended December 31, 1996 of $39.7 million. The increase for 1997 over 1996 is primarily the result of increases in the average daily rates (ADR) and improvements in occupancy rates experienced at the Hotels.

     Pro forma expenses before minority interest, consisting principally of depreciation and amortization, property taxes, insurance, ground rent, general administrative expenses and interest expense would have been $25.5 million, representing a $2.0 million, or 8.5%, increase over 1996 expenses of $23.5 million. As a percentage of revenues, the Company's expenses before minority interest would have increased from 59.2% in 1996 to 59.6% in 1997. The principal factors for this increase are attributable to general and administrative expenses, depreciation and amortization, and taxes, insurance and ground rent expense.

     General and administrative expenses would have increased $954,000 in 1997 compared to 1996, or 65.8%, primarily attributable to incremental costs associated with hiring management personnel to support the Company's strategic growth objectives. Pro forma depreciation and amortization would have increased from $11.0 million in 1996 to $11.7 million in 1997, an increase of $.7 million, or 6.4%, related to additional depreciation associated with 1997 capital expenditures. Real estate and personal property taxes, insurance and ground rent expense would have increased from $5.5 million in 1996 to $5.7 million in 1997, or 3.6%, primarily because of inflation and the reassessment of certain hotels acquired in 1997. Pro forma interest expense would have increased slightly between years, because of higher average borrowing levels in 1997 compared to 1996 associated with funding capital expenditures, offset somewhat by lower interest rates in 1997.

     Pro forma FFO for the year ended December 31, 1997 increased 6.3% to $28.9 million compared to $27.2 million in 1996. The increase in FFO in 1997 is attributable to the increase in Percentage Lease revenues.

     The pro forma results of operations do not include the pro forma revenues and expenses associated with the Daytona Beach Radisson Resort or the Doubletree Hotel Kansas City, as the hotel revenue and expense information for the pro forma periods is not available. The Daytona Beach Radisson Resort was closed for renovation during most of 1997 prior to its reopening in January 1998. The Doubletree Hotel Kansas City was also closed for renovation during most of 1996 and the first quarter of 1997 before its reopening in April 1997. The Company expects that the performance of these hotels will contribute significantly to the Company's profitability in 1998.

     During 1997, the pro forma ADR at the Hotels increased to $88.13 compared to $82.84 in 1996, representing a 6.4% increase. The weighted average occupancy also increased to 69.3% compared to 68.7% in 1996. These increases resulted in an increase in REVPAR of 7.3%, to $61.06 in 1997 compared to $56.93 in 1996. The following table sets forth the pro forma operating data of the hotels owned by the Company as of December 31, 1997, without regard to when the Company acquired the hotels.

                                         ADR                OCCUPANCY              REVPAR
                                  ------------------      --------------      ----------------
                                   1997       1996        1997     1996        1997     1996
                                  -------    -------      -----    -----      -------  -------
Cleveland Marriott East.........  $104.10    $ 95.41       73.6%    73.7%     $ 76.64  $ 70.35
Marriott's Hunt Valley Inn......    85.42      79.98       66.6     63.3        56.87    50.65
Cleveland Airport Marriott......    96.67      91.09       71.3     72.8        68.92    66.31
Buffalo Marriott................    97.02      93.84       76.8     75.1        74.52    70.50
Columbus North Marriott.........    97.58      89.29       75.8     75.7        73.93    67.60
Berkeley Marina Radisson........   110.29     103.11       87.0     85.8        95.92    88.50
Daytona Beach Radisson Resort...      (1)        (1)        (1)      (1)          (1)      (1)
Radisson Inn Sanibel Gateway....    70.64      67.74       74.2     78.5        52.40    53.18
Holiday Inn Minneapolis West....    77.38      75.15       60.5     61.2        46.78    46.00
Holiday Inn Crabtree............    72.68      68.27       68.2     77.5        49.55    52.91
Lake Norman Holiday Inn.........    69.31      69.15       74.2     69.9        51.46    48.34
Hampton Inn San Diego
  Airport/Sea World.............    46.35      39.40       72.2     70.4        33.45    27.74
Lake Norman Hampton Inn.........    66.33      63.17       78.4     73.1        51.99    46.19
Doubletree Hotel Kansas City....      (1)        (1)        (1)      (1)          (1)      (1)
Melbourne Quality Suites........    82.61      79.90       75.5     74.1        62.40    59.17
Melbourne Hilton Oceanfront.....    78.64      75.81       81.2     74.2        63.89    56.28
French Lick Springs Resort......    78.40      73.61       34.6     33.7        27.10    24.79
                                  -------    -------      -----    -----      -------  -------

  Total Hotels..................  $ 88.13    $ 82.84       69.3%    68.7%     $ 61.06  $ 56.93
                                  =======    =======      =====    =====      =======  =======

---------------

(1) The pro forma data excludes the operations of the Daytona Beach Radisson Resort and the Doubletree Hotel Kansas City as these hotels were closed during portions of the proforma periods prior to being reopened in January 1998 and April 1997, respectively.

     No assurance can be given that the trends reflected in this data applicable to the Hotels, or any trends associated with the 1998 Hotels, will continue or that ADR, occupancy and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. Moreover, if the Proposed Merger is completed, there is no assurance that the Company will be able to assimilate the Doubletree Hotels successfully or to realize the anticipated benefits of the Proposed Merger.

BMC

  Actual Results of Operations for the Year Ended December 31, 1997 Compared to the Period From November 4, 1996 (inception of operations) to December 31, 1996

     For the year ended December 31, 1997 BMC had hotel revenues of $110.5 million compared to $12.3 million in 1996. The increase was because of the partial year in 1996 and an increase in the number of hotels leased, from nine at December 31, 1996 to 13 at December 31, 1997. BMC recorded net income of $1.7 million in 1997 compared to a net loss of $446,000 in 1996. The loss in 1996 was partially the result of the application of the Percentage Lease rent terms during an interim period (as opposed to a full calendar year). The terms of each Percentage Lease allow for annualizing the rent payable to compensate for the effects of seasonality when base rents may be required during periods of lower occupancy which would otherwise be offset during peak seasons. Historically, the fourth quarter has been a period of lower occupancy for the Initial Hotels on a combined basis in comparison to the other three quarters of the year.

     The Percentage Lease expense during 1997 was $34.8 million, or 31.5% of hotel revenues, compared to $3.3 million, or 26.8% of hotel revenues, in 1996. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels, were $75.9 million in 1997 compared to $9.7 million in 1996. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased from 78.9% in 1996 to 68.7% in 1997 because of the lower fourth quarter revenues in 1996 (as opposed to a full calendar year).

  Pro Forma Results of Operations for the Year Ended 1997 Compared to 1996

     For the year ended December 31, 1997, BMC's pro forma hotel revenues would have been $113.8 million, an increase of 5.8% over pro forma hotel revenues for the year ended December 31, 1996 of $107.6 million. The increase in revenues for 1997 compared to 1996 is primarily the result of increases in the average daily rates and slight improvements in occupancy rates experienced at the BMC hotels.

     Pro forma Percentage Lease expense would have increased from $33.3 million in 1996 to $35.9 million in 1997, or 7.8%, because of increased pro forma hotel revenues. Pro forma departmental expenses and other hotel operating expenses of BMC would have been $78.3 million in 1997 compared to $74.3 million in 1996, an increase of 5.4%. As a percentage of hotel revenues, these expenses would have decreased slightly from 69.1% in 1996 to 68.8% in 1997.

     Pro forma net income of BMC would have been $1.3 million and $1.2 million for 1997 and 1996, respectively. As a percent of total revenues, net income would have been 1.1% in both 1997 and 1996.

THE INITIAL HOTELS -- ACTUAL RESULTS OF OPERATIONS

  Comparison of the Initial Hotels for the Period January 1, 1996 to November 3, 1996 to the Year Ended December 31, 1995

     Total hotel revenues were $75.8 million in the short period 1996 compared to $78.2 million in 1995. Despite being a short period, room revenue increased by $897,000, or 1.8%, in 1996 over 1995, principally as a result of (i) the acquisitions of the Lake Norman Holiday Inn and Lake Norman Hampton Inn (the "Lake Norman Properties") in February 1996, (ii) the August 1995 hurricane damage to the Melbourne Quality Suites which resulted in that property being closed for an extended period of 1995, and (iii) an increase in ADR and occupancy rates. The overall increases in ADR and occupancy rates resulted in an increase in REVPAR from $65.87 in 1995 to $70.62 in 1996.

     As a percentage of total hotel revenues, departmental and other expenses decreased from 69.9% in 1995 to 69.0% in the 1996 period because of the increase in ADR and a change in hotel revenue mix to more profitable rooms revenue. Partially offsetting factors were (i) management fee rate increases in May 1995 at four of the Initial Hotels, which resulted in management fee expense increasing from 4.2% of total revenue in 1995 to 4.4% in 1996, (ii) franchise royalty fee rate increases at two of the Initial Hotels in 1996, which resulted in franchise royalties and other charges increasing from 4.9% of total revenue in 1995 to 5.4% in 1996, and (iii) final settlement of a business interruption insurance claim with respect to the Melbourne Quality Suites in 1996, which resulted in a $118,000 charge against 1996 operations, or .2% of total revenue.

     Real estate and personal property taxes, insurance and ground rent and interest expense as a percentage of revenues decreased from 22.7% in 1995 to 22.0% in 1996 because of the relatively fixed nature of these expenses. Depreciation and amortization as a percentage of total revenue decreased slightly from 8.4% in 1995 to 8.3% in 1996. Additional depreciation expense related to the property writeup recorded in May 1995 at three of the Initial Hotels in connection with the redemption of certain partnership interests, and depreciation on new property additions resulted in depreciation and amortization, as a percentage of total revenue, remaining constant between 1995 and 1996.

     The $670,000 gain on property insurance recovery in 1995 resulted from the insurance recovery related to property damage at the Melbourne Quality Suites caused by Hurricane Erin in August 1995. The gain on early extinguishment of debt of $556,000 in 1995 related to the refinancing of four of the Initial Hotels in May 1995. The $1.3 million loss on early extinguishment of debt in 1996 related to the refinancing of the mortgage debt of the Buffalo Marriott.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow from the Percentage Leases. The lessees' obligations under the Percentage Leases are unsecured and the lessees' ability to make rent payments to the Partnership under the Percentage Leases, and the Company's liquidity, including its ability to make distributions to shareholders, are dependent on the lessees' ability to generate sufficient cash flow from the operation of the Hotels and the 1998 Hotels.

     As of December 31, 1997, the Company had $1,855,000 of cash and cash equivalents and had outstanding borrowings totaling $91,750,000 against the Credit Facility.

     The Company obtained the Credit Facility to assist in funding its acquisitions and development of additional hotels and for certain other purposes, including capital expenditures and working capital, as necessary. Borrowings under the Credit Facility are secured by first mortgages on thirteen of the Hotels, including lease revenues generated from such properties. The Credit Facility expires in November 1999, with an additional one year extension at the Company's option. Borrowings against the Credit Facility bear interest at a floating rate of 1.40% to 1.75% over various Eurodollar (LIBOR) rates (7.50% at December 31, 1997). The Company is required to pay a .25% fee on the unused portion of the Credit Facility. The Credit Facility requires, among other things, the maintenance of a minimum net worth, and specified coverage ratios of EBITDA to debt service and EBITDA to debt service and fixed charges.

     On October 15, 1997 the Credit Facility was amended to increase the maximum amount of borrowings from $75 million to $150 million. All borrowings outstanding under the Credit Facility at the time of the Offering were paid in full with the net proceeds from the Offering. The Company has obtained a commitment for a new unsecured credit facility of up to $250 million, to be available on completion of the Proposed Merger. The Company also obtained a commitment for a $130 million 10-year term loan (the "Fixed Rate Loan") secured by the Doubletree Hotels, with a rate of interest at a spread over the 10-year United States Treasury Bond upon closing of the loan. Interest only will be paid for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The Company anticipates that the Fixed Rate Loan and new credit facility will enable the Company to finance the Proposed Merger and to meet its anticipated cash needs for the next year. The Company may seek to negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

     The Company estimates that on a pro forma basis giving effect to the Offering, the closing of the Proposed Merger, and the borrowings under the Fixed Rate Loan and the new credit facility, the Company would have approximately $221 million in outstanding indebtedness and available borrowing capacity under the credit facility of $159 million.

     The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Fixed Rate Loan, credit facility or other borrowings or from the proceeds of additional issuances of Common Shares or other securities. In November 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities over the next two years. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. The $112.5 million of Common Shares sold in the Offering were sold under this registration statement.

     On March 12, 1998, the Company acquired two hotel properties for an aggregate consideration of $37.0 million, which was funded with cash proceeds from the Offering and borrowings under the Credit Facility. These properties were leased to BMC, which will operate the properties under long-term Percentage Leases. Also, in February 1998 the Company entered into an agreement to purchase a hotel located in Fort Myers Beach, Florida for aggregate consideration of $19.3 million. This transaction, if completed, will be funded from borrowings under the Credit Facility and the property will be leased to a subsidiary of South Seas Properties Company, which will manage the resort under a long-term Percentage Lease. Consummation of the transaction is subject to various uncertainties and conditions, and there is no assurance that the transaction will be consummated.

     The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures equal to specified percentages of total revenues of the Hotels and the 1998 Hotels. In addition, the Company intends to make capital expenditure funds available from the Credit Facility, as needed. The Company intends to use the reserve for capital improvements to the hotels and for refurbishment and replacement of furniture, fixtures and equipment, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the year ended December 31, 1997, the Company made $13.5 million of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives. Over the next 12 months, the Company's major capital expenditure plans include: (i) a $6 million upgrade of the Berkeley Marina hotel in connection with its conversion to a Radisson, including a complete upgrade and modernization of the exterior, front entrance, lobby and half of the guest rooms; (ii) a $1.5 million renovation of the Holiday Inn Minneapolis West, including a new upscale concierge floor to cater to business travelers and renovation of the guest rooms and public areas; (iii) the continuation of the Company's $3.6 million renovation of the Holiday Inn Crabtree's exterior, windows, guest rooms, common areas, lobby and pool; (iv) a $2 million expenditure at the French Lick Springs Resort for general upgrades and improvements; and (v) a $6 million renovation of the Cleveland Airport Marriott's exterior, guest rooms, and lobby and public areas.

INFLATION

     The Company's revenues are based on Percentage Leases, which result in changes in the Company's revenues based on changes in the revenues of its hotels. Therefore, the Company relies entirely on the performance of the hotels and the lessees' ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Company's lessees, can change room rates quickly, but competitive pressures may limit the lessees' ability to raise rates to keep pace with inflation.

     The Company's general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent, are subject to inflation.

SEASONALITY

     The Company's hotels' operations historically have been seasonal. Thirteen of the Hotels and the 1998 Hotels maintain higher occupancy rates during the second and third quarters. The four Hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to continue to make quarterly distributions at the current rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease revenue, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to the Financial Statements on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information under the heading "Transactions with Management" contained in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders.

                             BOYKIN LODGING COMPANY

                        AS OF DECEMBER 31, 1997 AND 1996

                                     INDEX

                                                                PAGE
                                                                ----
BOYKIN LODGING COMPANY:
  Report of Independent Public Accountants..................      F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................      F-3
  Consolidated Statements of Operations for the year ended
     December 31, 1997 and the Period February 8, 1996
     (Inception) through December 31, 1996..................      F-4
  Consolidated Statements of Shareholders' Equity for the
     year ended December 31, 1997 and the Period February 8,
     1996 (Inception), through December 31, 1996............      F-5
  Consolidated Statements of Cash Flows for the year ended
     December 31, 1997 and the Period February 8, 1996
     (Inception), through December 31, 1996.................      F-6
  Notes to Consolidated Financial Statements................      F-7
  Schedule III -- Real Estate and Accumulated Depreciation
     as of December 31, 1997................................     F-18

INITIAL HOTELS (PREDECESSORS TO BOYKIN LODGING COMPANY):
  Report of Independent Public Accountants..................     F-20
  Combined Balance Sheet as of November 3, 1996.............     F-21
  Combined Statements of Operations for the Period January
     1, 1996, through November 3, 1996, and the year ended
     December 31, 1995......................................     F-22
  Combined Statements of Partners' Deficit for the Period
     January 1, 1996, through November 3, 1996 and the year
     ended December 31, 1995................................     F-23
  Combined Statements of Cash Flows for the Period January
     1, 1996, through November 3, 1996 and the year ended
     December 31, 1995......................................     F-24
  Notes to Combined Financial Statements....................     F-25

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
  SUBSIDIARIES (BMC):
  Report of Independent Public Accountants..................     F-31
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................     F-32
  Consolidated Statements of Operations for the year ended
     December 31, 1997 and the Period November 4, 1996
     (Inception of Operations), through December 31, 1996...     F-33
  Consolidated Statements of Cash Flows for the year ended
     December 31, 1997 and the Period November 4, 1996
     (Inception of Operations), through December 31, 1996...     F-34
  Consolidated Statements of Members' Capital for the year
     ended December 31, 1997 and the Period November 4, 1996
     (Inception of Operations), through December 31, 1996...     F-35
  Notes to Consolidated Financial Statements................     F-36

BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC. AND
  BOPA DESIGN COMPANY (PREDECESSORS TO BMC):
  Report of Independent Public Accountants..................     F-42
  Combined Statement of Net Assets as of November 3, 1996...     F-43
  Combined Statements of Revenues and Expenses for the
     Period January 1, 1996, through November 3, 1996 and
     the Year Ended March 31, 1996..........................     F-44
  Notes to Combined Financial Statements....................     F-45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Boykin Lodging Company:

     We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 and the period February 8, 1996 (inception) through December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period February 8, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  January 26, 1998
  (except with respect to the matters discussed in Note 15 as to which the date is February 24, 1998).

                             BOYKIN LODGING COMPANY

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1997       1996
                                                              --------   --------
                           ASSETS
Investment in hotel properties, net.........................  $231,651   $113,322
Cash and cash equivalents...................................     1,855     21,362
Rent receivable from lessees --
  Related party lessee......................................       897        306
  Third party lessees.......................................       360         --
Deferred expenses, net......................................     2,055      1,509
Other assets................................................     2,037        772
                                                              --------   --------
     Total assets...........................................  $238,855   $137,271
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings under credit facility............................  $ 91,750   $     --
Accounts payable and accrued expenses.......................     4,688      2,433
Dividends/distributions payable.............................     4,893      3,091
Due to lessees --
  Related party lessee......................................     1,069        681
  Third party lessees.......................................     1,268         --
Minority interest in joint ventures.........................     7,318         --
Minority interest in operating partnership..................    13,054     14,045
SHAREHOLDERS' EQUITY:
     Preferred shares, without par value; 10,000,000 shares
      authorized; no shares issued and outstanding..........        --         --
     Common shares, without par value; 40,000,000 shares
      authorized; 9,542,251 and 9,516,251 shares issued and
      outstanding December 31, 1997 and December 31, 1996,
      respectively, stated at...............................        --         --
     Additional paid-in capital.............................   124,430    123,828
     Retained deficit.......................................    (9,615)    (6,807)
                                                              --------   --------
     Total shareholders' equity.............................   114,815    117,021
                                                              --------   --------
                                                              $238,855   $137,271
                                                              ========   ========

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FEBRUARY 8, 1996
                     (INCEPTION) THROUGH DECEMBER 31, 1996

                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                PERIOD
                                                                             FEBRUARY 8,
                                                               YEAR ENDED    1996 THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Revenues:
  Lease revenue from related party..........................    $34,834        $ 3,258
  Other lease revenue.......................................      3,050             --
  Interest income...........................................        382            120
                                                                -------        -------
                                                                 38,266          3,378
                                                                -------        -------
Expenses:
  Real estate related depreciation and amortization.........     10,148          1,344
  Real estate and personal property taxes, insurance and
     ground rent............................................      5,173            620
  General and administrative................................      2,404            450
  Interest expense..........................................      2,653             54
  Amortization of deferred financing costs..................        454             69
                                                                -------        -------
                                                                 20,832          2,537
                                                                -------        -------
Income before minority interests and extraordinary item.....     17,434            841
Minority interest in joint ventures.........................       (144)            --
Minority interest in operating partnership..................     (2,066)           (40)
                                                                -------        -------
Income before extraordinary item............................     15,224            801
Extraordinary item -- loss on early extinguishment of debt,
  net of minority interest of $172 and $970 in 1997 and
  1996, respectively........................................       (882)        (4,908)
                                                                -------        -------
Net income (loss) applicable to common shares...............    $14,342        $(4,107)
                                                                =======        =======
Earnings per share:
  Basic.....................................................    $  1.51        $  (.46)
  Diluted...................................................    $  1.49        $  (.45)
     Weighted average number of common shares outstanding...      9,523          8,981
                                                                =======        =======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FEBRUARY 8, 1996
                     (INCEPTION) THROUGH DECEMBER 31, 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 ADDITIONAL
                                                      COMMON      PAID-IN     RETAINED
                                                      SHARES      CAPITAL     DEFICIT     TOTAL
                                                     ---------   ----------   --------   --------
Issuance of common shares, net of offering expenses
  of $16,427.......................................  9,516,251    $173,898    $     --   $173,898
Purchase accounting adjustment necessary to reflect
  assets at predecessor cost.......................         --     (50,070)         --    (50,070)
Net loss...........................................         --          --      (4,107)    (4,107)
Dividends declared -- $.2837 per common share......         --          --      (2,700)    (2,700)
                                                     ---------    --------    --------   --------
Balance, December 31, 1996.........................  9,516,251     123,828      (6,807)   117,021
Net income.........................................         --          --      14,342     14,342
Dividends declared -- $1.80 per common share.......         --          --     (17,150)   (17,150)
Shares issued......................................     26,000         616          --        616
Additional offering costs..........................         --         (14)         --        (14)
                                                     ---------    --------    --------   --------
Balance, December 31, 1997.........................  9,542,251    $124,430    $ (9,615)  $114,815
                                                     =========    ========    ========   ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FEBRUARY 8, 1996
                     (INCEPTION) THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                PERIOD
                                                                             FEBRUARY 8,
                                                               YEAR ENDED    1996 THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................    $ 14,342      $  (4,107)
  Adjustments to reconcile net income (loss) to net cash
     flow provided by operating activities
     Extraordinary item -- noncash loss on early
      extinguishment of debt................................       1,054             57
     Depreciation and amortization..........................      10,602          1,413
     Stock compensation.....................................          26             --
     Minority interests.....................................       2,038            930
     Changes in assets and liabilities
     Rent receivable........................................        (951)          (306)
     Other assets...........................................      (1,200)          (772)
     Accounts payable and accrued expenses..................       1,936          2,433
     Due to lessees.........................................       1,656            681
                                                                --------      ---------
       Net cash flow provided by operating activities.......      29,503            329
                                                                --------      ---------
Cash flows from investing activities:
  Acquisitions of hotel properties..........................     (97,043)            --
  Improvements and additions to hotel properties............     (13,511)          (622)
  Title, insurance, transfer taxes and filing fees paid to
     acquire Initial Hotel properties.......................          --         (1,202)
                                                                --------      ---------
       Net cash flow used for investing activities..........    (110,554)        (1,824)
                                                                --------      ---------
Cash flows from financing activities:
  Payments of dividends and distributions...................     (17,781)            --
  Borrowings against credit facility........................      91,750          2,000
  Repayment of borrowing against bank credit facility.......          --         (2,000)
  Retirement of mortgage debt assumed.......................     (10,338)      (140,623)
  Payment of deferred financing costs.......................      (1,589)            --
  Proceeds from issuance of common shares...................         590        173,898
  Additional offering costs.................................         (14)        (1,307)
  Cash payments for redemption of certain limited
     partnership interests..................................      (1,074)            --
  Payments to non-continuing equity investors of
     predecessor............................................          --         (9,111)
                                                                --------      ---------
       Net cash flow provided by financing activities.......      61,544         22,857
                                                                --------      ---------
Net change in cash and cash equivalents.....................     (19,507)        21,362
Cash and cash equivalents, beginning of period..............      21,362             --
                                                                --------      ---------
Cash and cash equivalents, end of period....................    $  1,855      $  21,362
                                                                ========      =========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND INITIAL PUBLIC OFFERING:

     Boykin Lodging Company (the Company) is a self-administered equity real estate investment trust (REIT) that was incorporated February 8, 1996 to acquire equity interests in hotel properties. The Company had no operations prior to November 4, 1996. On November 4, 1996, the Company completed an initial public offering of 8,275,000 common shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in-full of the underwriters' over-allotment option (together with the initial public offering, the Initial Offering). The offering price of all shares sold was $20 per share, resulting in gross proceeds of approximately $190,325 and net proceeds (less the underwriters' discount and offering expenses) of approximately $173,898. The Company contributed all of the net proceeds of the Initial Offering to Boykin Hotel Properties, L.P., a limited partnership (the Partnership) in exchange for
(i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000 Intercompany Convertible Note (the Note). The Note matures on the fifth anniversary of the closing of the Initial Offering. Interest on the Note accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum on the third anniversary of the completion of the Initial Offering, and is payable quarterly. The Note may be prepaid in full, but not in part, at any time. The Company will have the right to convert the Note after the second anniversary of the completion of the Initial Offering, and prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the initial offering price of the Company's common shares. The Company is the sole general partner of the Partnership. The
Note is secured by mortgages on certain hotel properties.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the Initial Hotels) from various entities, to finance certain capital improvements, and for general working capital purposes. The Partnership leases the Initial Hotels to Boykin Management Company Limited Liability Company (BMC) pursuant to leases which contain provisions for rent based on the revenues of the hotels (the Percentage Leases). Each Percentage Lease obligates BMC to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. BMC holds the franchise agreement for each hotel. BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

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

  Basis of Presentation

     The Company exercises unilateral control over the Partnership. Therefore, the financial statements of the Company, the Partnership and the joint ventures discussed in Note 3 are consolidated. All significant intercompany transactions and balances have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Investment in Hotel Properties

     Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 20 to 40 years for buildings and improvements and 3 to 20 years for furniture and equipment.

                             BOYKIN LODGING COMPANY

     In accounting for the acquisitions of the Initial Hotels discussed in Note 1, purchase accounting was applied to those hotel properties in which (i) non-affiliated persons exchanged their interests for units of the Partnership or cash, or (ii) affiliated persons exchanged their interests for cash consideration. The exchange of ownership interests by affiliated persons for units of the Partnership did not result in purchase accounting adjustments to historical net book values as such transactions were between entities under common control.

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

  Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

  Deferred Expenses

     Included in deferred expenses at December 31, 1997 and 1996 are the following:

                                             1997       1996
                                            ------     ------
Financing costs..........................   $1,589     $1,307
Franchise fees...........................      627        276
                                            ------     ------
                                             2,216      1,583
Accumulated amortization.................     (161)       (74)
                                            ------     ------
                                            $2,055     $1,509
                                            ======     ======

     Deferred financing costs are being amortized over the three-year term of the related credit agreement. Accumulated amortization at December 31, 1997 and 1996 was $111 and $69, respectively.

     Deferred franchise fees are being amortized on a straight-line basis over the terms of related franchise agreements. Accumulated amortization at December 31, 1997 and 1996 was $50 and $5, respectively.

  Dividends/Distributions

     The Company pays dividends which are dependent upon the receipt of distributions from the Partnership.

  Revenue Recognition

     The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Percentage Leases.

  Minority Interest

     Minority interest in the Partnership represents the limited partners' actual proportionate share of the equity in the Partnership. Income is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

                             BOYKIN LODGING COMPANY

     Minority interest in joint ventures represents the joint venture partners' actual proportionate share of the equity in the joint ventures. Income is allocated to minority interest based on the joint venture partners' percentage ownership throughout the period, subject to minimum returns to the Partnership, as defined in the joint venture agreements.

  Income Taxes

     The Company qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements.

     The Company's earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation. For federal income tax purposes, dividends to shareholders applicable to 1997 operating results represent ordinary taxable income while dividends applicable to 1996 operating results represent a 100% return of capital.

  Earnings Per Share

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in March 1997, which revised the calculation methods and disclosures regarding earnings per share. As required, the Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated previously reported earnings per share data.

     The Company's basic and diluted earnings per share for 1997 and 1996 under SFAS No. 128 are as follows:

                                     YEAR ENDED      PERIOD ENDED
                                    DECEMBER 31,     DECEMBER 31,
                                        1997             1996
                                    ------------     ------------
Basic:
  Income before extraordinary
     item........................      $1.60            $ .09
  Extraordinary item.............       (.09)            (.55)
                                       -----            -----
     Net income (loss)...........      $1.51            $(.46)
                                       =====            =====
Diluted:
  Income before extraordinary
     item........................      $1.59            $ .09
  Extraordinary item.............       (.10)            (.54)
                                       -----            -----
     Net income (loss)...........      $1.49            $(.45)
                                       =====            =====

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic earnings per share was 9,523,000 for the year ended December 31, 1997 and 8,981,000 for the period November 4, 1996 through December 31, 1996. For 1997 and 1996, diluted per share amounts reflect incremental common shares outstanding of 72,000 and 55,000 related to unexercised stock options as of December 31, 1997 and 1996, respectively. There are no adjustments to the reported amounts of income in computing diluted per share amounts for 1997 and 1996.

  Partnership Units

     At December 31, 1997 and 1996, a total of 1,332,090 and 1,378,000 limited partnership units were issued and outstanding, respectively. The weighted average number of limited partnership units outstanding for the periods ended December 31, 1997 and 1996 were 1,360,000 and 1,378,000 respectively. The weighted average

                             BOYKIN LODGING COMPANY
number of common shares and limited partnership units outstanding for the periods ended December 31, 1997 and 1996 were 10,883,000 and 10,359,000, respectively.

  Fair Value of Financial Instruments

     Fair value is determined by using available market information and appropriate valuation methodologies. The Company's principal financial instruments are cash and cash equivalents and borrowings against the credit facility. Cash and cash equivalents, due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility bear interest at variable market rates, carrying value approximates market value at December 31, 1997.

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

3.  ACQUISITIONS OF HOTEL PROPERTIES:

  Acquisitions of Businesses

     During the quarter ended March 31, 1997, the Company acquired two hotel properties for an aggregate consideration of $16,800 which was funded with cash proceeds from the Initial Offering. The hotel properties acquired were the 118-room Hilton Melbourne Beach in Melbourne, Florida and the 176-room Holiday Inn Crabtree in Raleigh, North Carolina. These properties were leased to BMC which operates the properties under long-term Percentage Leases.

     In April 1997, the Company acquired a 485-room resort in French Lick, Indiana for an aggregate consideration of $20,000. The purchase price was funded with borrowings under the Company's credit facility. This property was leased to BMC which operates the property under a long-term Percentage Lease.

     In July 1997, the Company entered a joint venture with CapStar Hotel Company (CapStar), forming BoyStar Ventures, in which the Partnership has a 91% interest. BoyStar Ventures purchased the 196-room Holiday Inn -- Minneapolis West located in Minneapolis, Minnesota for a cash purchase price of $12,300. The Company's share of the purchase price was funded through borrowings under the Company's credit facility. CapStar leases and manages the property under a long-term Percentage Lease.

     In July 1997, the Company acquired a 91% interest in Shawan Road Hotel, L.P. (Shawan), which owns Marriott's Hunt Valley Inn, a 392-room, full-service hotel located in a suburb of Baltimore, Maryland, for cash consideration of $27,300. The purchase price was funded through borrowings under the credit facility. Davidson Hotel Company leases and manages the property under a long-term Percentage Lease.

     In November 1997, the Company entered into a joint venture with a CapStar affiliate forming Boykin Kansas City L.L.C. (Boykin K.C.), in which the Partnership has an 80% interest. Boykin K.C. purchased the 388-room Doubletree Hotel Kansas City located in Kansas City, Missouri for a cash purchase price of $25,000. The Company's share of the purchase price was funded through borrowings under the credit facility. CapStar leases and manages the property under a long-term Percentage Lease.

     In November 1997, the Company entered into a joint venture agreement with an affiliate of Outrigger Lodging Services (OLS) to form Boykin San Diego, L.L.C. (Boykin S.D.). The Partnership has a 91% interest in Boykin S.D. which purchased the 199-room Hampton Inn San Diego Airport/Sea World located in San Diego, California for an aggregate purchase price of $8,900. The Company's share of the purchase price was funded

                             BOYKIN LODGING COMPANY
through borrowings under the credit facility. This property is leased and managed by OLS under a long-term Percentage Lease.

     All of the acquisitions discussed herein were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on their respective dates of acquisition.

  Acquisition of Hotel Assets

     In March 1997, the Company purchased the real and personal property of the Whitehall Inn in Daytona Beach, Florida. The Company's total investment was $4,200, which was funded with cash proceeds from the Initial Offering. The Company discontinued operations at the Whitehall Inn in May 1997 and began a complete renovation of the property. The renovation, which is expected to cost $6,600, is being funded from borrowings under the credit facility. The Company began business operations with a Radisson franchise affiliation in January 1998. The property is leased to BMC which manages the resort under a long-term Percentage Lease.

4.  INVESTMENT IN HOTEL PROPERTIES:

     Investment in hotel properties as of December 31, 1997 and 1996 consists of the following:

                                          1997         1996
                                        --------     --------
Land.................................   $ 21,248     $ 10,892
Buildings and improvements...........    186,415       89,337
Furniture and equipment..............     28,004       13,707
Construction in progress.............      7,418          725
                                        --------     --------
                                         243,085      114,661
Less-Accumulated depreciation........    (11,434)      (1,339)
                                        --------     --------
                                        $231,651     $113,322
                                        ========     ========

     The seventeen hotel properties owned by the Company at December 31, 1997 are located in Florida (4), Ohio (3), North Carolina (3), California (2), New York (1), Maryland (1), Indiana (1), Missouri (1) and Minnesota (1), and are subject to Percentage Leases as described in Note 9.

5.  CREDIT FACILITY:

     In November 1996, the Company obtained a three-year commitment for a $75,000 credit facility to be used for acquisitions, capital improvements, working capital and general corporate purposes. Until October 1997, borrowings against the credit facility bore interest at a floating rate of prime rate plus
 .5% (8.75% at December 31, 1996) or, at the Company's election, 2% over various Eurodollar (LIBOR) rates. As of December 31, 1996, the Company had no outstanding borrowings against the credit facility.

     On October 15, 1997, the Company secured a $75,000 increase in the existing credit facility and a one year extension of the term of the credit facility. The maximum amount of borrowings that may be made under the credit facility is $150,000, subject to borrowing base and loan-to-value limitations. At December 31, 1997, the Company had $30,233 of availability under the credit facility. Until November 30, 1997, interest on credit facility borrowings was at LIBOR plus 1.75%; after November 30, 1997, interest fluctuates at LIBOR plus 1.40% to 1.75% (7.5% at December 31, 1997), as defined. The Company is required to pay a
 .25% fee on the unused portion of the credit facility. The credit facility is secured by first mortgages on thirteen of the Company's hotel properties.

                             BOYKIN LODGING COMPANY

     The credit facility requires, among other things, the Company maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain the franchise agreements at each of the hotel properties and to maintain its REIT status. The Company was in compliance with its covenants at December 31, 1997 and 1996.

6.  DESCRIPTION OF CAPITAL STOCK:

  Common Shares

     Holders of the Company's common shares are entitled to receive dividends, as and if declared by the Board of Directors of the Company, out of funds legally available therefor. The holders of common shares, upon any liquidation, dissolution or winding-up of the Company, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Company and all preferences of the holders of any outstanding preferred shares. The common shares possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of common shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

  Preferred Shares

     The Board of Directors is authorized to provide for the issuance of two classes of preferred shares (collectively, the Preferred Shares), each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. An aggregate of ten million Preferred Shares are authorized. Because the Board of Directors has the power to establish the preferences and rights of each series of Preferred Shares, the Board of Directors may afford the holders of any series of Preferred Shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of Preferred Shares could have the effect of delaying or preventing a change in control of the Company. No Preferred Shares had been issued or were outstanding as of December 31, 1997 and 1996.

  Additional Shares

     In November 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities over the next two years. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof and may be issued at different times, depending on market conditions. Warrants on these securities may also be issued. Terms of issuance of any securities covered by this registration statement would be determined at the time of their offering.

7.  PURCHASE OF PARTNERSHIP INTERESTS:

     During 1997, the Partnership purchased 45,910 of its outstanding limited partnership units for aggregate cash consideration of $1,074. The excess of the aggregate purchase price paid over the capital account balances of the units purchased was $610 and was recorded as additional investment in hotel properties. As a result of the purchases and the use of proceeds from the issuances of common shares discussed in Notes 10 and 13 to purchase additional general partnership units, the Company's general partnership interest in the Partnership increased from 84.5% to 85.0% as of December 31, 1997.

8.  EXTRAORDINARY ITEM:

     In acquiring the interest in Shawan discussed in Note 3, the Partnership assumed and then retired the underlying mortgage indebtedness of Shawan. Deferred financing costs related to the assumed debt totaled $155 and were written off upon retirement of the debt. In connection with obtaining the increased credit facility

                             BOYKIN LODGING COMPANY
discussed in Note 5, the Company wrote off existing deferred financing costs totaling $899. These charges, net of $172 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of operations for 1997.

     In acquiring the Initial Hotels in 1996, the Partnership assumed the underlying mortgage indebtedness of the properties. Using a portion of the proceeds from (i) the sale of the general partnership interest to the Company, and (ii) the Note, the Partnership retired all of the mortgage indebtedness. In connection therewith, an extraordinary loss of $5,878 was incurred for the payment of prepayment penalties and other fees ($5,821) and the writeoff of deferred financing costs ($57).

9.  PERCENTAGE LEASE AGREEMENTS:

     The Percentage Leases have noncancelable remaining terms ranging from three to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (CPI). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the year ended December 31, 1997 and the period November 4, 1996 through December 31, 1996 was $37,884 and $3,258, respectively, of which approximately $12,303 and $306, respectively, was in excess of minimum rent.

     Future minimum rentals (ignoring future CPI increases) to be received by the Company from BMC and from other lessees pursuant to the Percentage Leases for each of the years in the period 1998 to 2002 and in total thereafter are as follows:

                                          OTHER
                              BMC        LESSEES      TOTALS
                            --------     -------     --------
1998.....................   $ 25,204     $ 8,431     $ 33,635
1999.....................     25,204       8,725       33,929
2000.....................     25,204       8,925       34,129
2001.....................     19,002       8,925       27,927
2002.....................     12,171       7,526       19,697
Thereafter...............     36,692      27,201       63,893
                            --------     -------     --------
                            $143,477     $69,733     $213,210
                            ========     =======     ========

10.  SHARE COMPENSATION PLANS:

     The Company has a Long-Term Incentive Plan (LTIP) which provides for the granting to eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 1,000,000 common shares for issuance under the LTIP.

     The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of the Company's common shares on the grant date. On November 4, 1996, the Company granted options to purchase an aggregate of 400,000 common shares to certain executives. During 1997, the Company granted an additional 148,500 common shares to officers and employees and 5,000 options were exercised at an exercise price of $20 per share.

                             BOYKIN LODGING COMPANY

     On November 4, 1996, non-employee directors received options for the purchase of an aggregate of 25,000 shares, exercisable at $20 per share. During 1997, the Company granted an additional 30,000 share options to the non-employee directors. The options have a term of 10 years and vest fully one year after the grant date.

     The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If the Company had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below.

                                        YEAR ENDED              PERIOD ENDED
                                    DECEMBER 31, 1997        DECEMBER 31, 1996
                                   --------------------     --------------------
                                      AS          PRO          AS          PRO
                                   REPORTED      FORMA      REPORTED      FORMA
                                   --------     -------     --------     -------
Net income (loss)...............   $14,342      $13,845     $(4,107)     $(4,166)
Basic earnings per share........      1.51         1.46        (.46)        (.46)

     The fair value of employee share options used to compute the pro forma amounts of net income (loss) and basic earnings per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          OPTIONS ISSUED IN:
                                        -----------------------
                                          1997          1996
                                        ---------     ---------
Dividend yield.......................       6.50%         7.75%
Expected volatility..................       18.2%         17.3%
Risk-free interest rate..............       6.16%         6.32%
Expected holding period..............   5.4 years     8.5 years

     At December 31, 1997 and 1996, the Company had outstanding 598,500 and 425,000 options, respectively, to purchase shares at exercise prices ranging from $20 to $25.63 per share. The weighted average exercise price of the outstanding options was $21.17 and $20 at December 31, 1997 and 1996, respectively. The weighted average remaining contractual life of outstanding options was 9.1 and 9.9 years at December 31, 1997 and 1996, respectively. At December 31, 1997, 161,666 options were exercisable at a weighted average per share exercise price of $20.36. No shares were exercisable at December 31, 1996.

     The weighted average fair value of the Company's options granted during the year ended December 31, 1997 and the period November 4, 1996 through December 31, 1996 was $2.54 and $1.59 per option, respectively.

11.  EMPLOYEE BENEFIT PLAN:

     Effective January 1, 1997, the Company adopted the Boykin Lodging Company Money Purchase Pension Plan (the Plan), a defined contribution plan established to provide retirement benefits to eligible employees, as defined. The Plan provides for the Company to contribute an amount equal to 15.4% of eligible participants' compensation and 5.7% of eligible participants' compensation in excess of the contribution and benefit base applicable under Social Security at the beginning of the plan year, subject to limitations under law. The Company's contribution for the year ended December 31, 1997 totaled $127.

12.  COMMITMENTS:

     In general, the Percentage Leases require the Company to establish aggregate minimum reserves of 4% of total revenue of the hotel properties for capital expenditures, except that one Percentage Lease requires a reserve equal to 5% of the hotel property revenue. The Company intends to use the capital expenditures reserve for the

                             BOYKIN LODGING COMPANY
replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures although it may make other uses of the amounts in the fund that it considers appropriate from time to time.

     The land on which one of the Initial Hotels is located is leased under an operating lease agreement expiring in 2033, which can be extended to 2051. The lease requires minimum annual rentals of $100, and percentage rentals based on hotel revenues. The Partnership or the Initial Hotel, as applicable, is responsible for all taxes, insurance and maintenance on the property. Rental expense charged to operations for the land lease was as follows:

                                    YEAR ENDED      PERIOD ENDED
                                   DECEMBER 31,     DECEMBER 31,
                                       1997             1996
                                   ------------     -------------
Minimum rent....................       $100             $  8
Percentage rent.................        730              100
                                       ----             ----
                                       $830             $108
                                       ====             ====

     The Doubletree Hotel Kansas City purchased by Boykin K.C. in November 1997 underwent a substantial renovation which was completed in April 1997. The renovation was funded, in part, with $15,110 of proceeds from tax increment financing bonds issued by the Redevelopment Authority of Kansas City, Missouri (the Authority). Debt service on the bonds is to be funded entirely by sales taxes, payroll taxes, real estate taxes, hotel taxes and other specified taxes and net revenues generated by the hotel. None of these taxes represent obligations of Boykin K.C., but rather are obligations of CapStar. However, if the specified taxes generated by the hotel are insufficient to satisfy the debt service requirements of the bonds, Boykin K.C. would be obligated to fund such shortfall. In the opinion of management of the Company, it is unlikely that Boykin K.C. will have to fund any debt service on the bonds.

     The Company's joint venture partners in Boykin K.C. and Shawan have the right, commencing in January 2000 and July 1999, respectively, and subject to certain performance criteria, to sell one-half of their respective interests in these joint ventures to the Company at fair market value, with the Company retaining the option to fund the purchase price with cash or through the issuance of common shares.

13.  RELATED PARTY TRANSACTIONS:

     The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of BMC. BMC was a significant source of the Company's Percentage Lease revenue through December 31, 1997. At December 31, 1997 and 1996, the Company had rent receivable of $897 and $306, respectively, due from BMC.

     At December 31, 1997 and 1996, the Company had a payable to BMC of $1,069 and $681, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.

     In September 1997, BMC purchased 20,000 common shares of the Company for cash consideration of $491. The Company utilized the proceeds to purchase 20,000 additional general partner units in the Partnership.

     The Initial Hotels were acquired by the Partnership from entities in which certain officers of the Company and their affiliates had substantial ownership interests. These officers and their affiliates received 1,222,143 limited partnership units in exchange for their interests in the hotel properties.

14.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     During the year ended December 31, 1997, noncash investing and financing transactions consisted of (i) in connection with acquisition of Shawan, the Partnership assumed $10,338 of existing debt which was immediately retired after closing of the transaction, and (ii) approximately $4,893 of dividends and Partnership distributions which were declared but not paid as of December 31, 1997.

                             BOYKIN LODGING COMPANY

     During the period November 4, 1996 to December 31, 1996, noncash investing and financing transactions consisted of: (i) in connection with the Initial Offering, approximately $64,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $140,000 of debt, and (ii) approximately $3,091 of dividends and Partnership distributions were declared but not paid as of December 31, 1996.

     Interest paid during the year ended December 31, 1997 and the period November 4, 1996 to December 31, 1996 was $2,059 (net of $358 of interest capitalized with respect to the Daytona Beach property) and $25, respectively.

15.  SUBSEQUENT EVENTS:

     The Company entered into an agreement and plan of merger (the Merger Agreement) on December 30, 1997 with Red Lion Inns Limited Partnership (Red
Lion), under which the Company agreed to acquire the portfolio of 10 Doubletree-licensed hotels owned by Red Lion (the Doubletree Hotels). If the proposed merger is consummated, the Doubletree Hotels will continue to be managed by Doubletree and will continue to be leased to a subsidiary of BMC. Under the Merger Agreement, the Company will issue 3,110,048 common shares and pay approximately $35,300 in cash to the Red Lion limited partners and general partner. The Partnership will become responsible for Red Lion's liabilities, which the Company estimates will be approximately $156,000. At the time of the announcement of the Merger Agreement, the consideration value was expected to total approximately $271,250.

     In February 1998, the Company completed a follow-on equity offering (the Offering) of 4,500,000 common shares. The Offering price was $25 per share, resulting in gross proceeds of approximately $112,500 and net proceeds (less the underwriters' discount and offering expenses) of approximately $106,313. The Company contributed all of the net proceeds of the Offering to the Partnership in exchange for 4,500,000 additional general partner units. The Partnership used the proceeds to pay down existing indebtedness under the credit facility, and to purchase limited partnership units from two unaffiliated limited partners. The remaining proceeds will be used to fund future acquisitions and for general corporate purposes. After the Offering and the use of proceeds therefrom, the Company will have a 90% (92% if the Red Lion merger is consummated) general partnership interest in the Partnership.

     In the first quarter of 1998, the Company executed an agreement to acquire two hotels containing a total of 568 guest rooms at an aggregate purchase price of $37,000. The hotels are located in Knoxville, Tennessee and High Point, North Carolina. The transactions are expected to close in March 1998 and will be funded with remaining cash proceeds from the Offering and borrowings against the credit facility. In addition, the Company executed an agreement to acquire a hotel located in Florida which contains 207 guest rooms at a cash purchase price of $19,250. Upon the satisfactory completion of the Company's due diligence review, this transaction is expected to close in the second quarter of 1998 and will be funded with borrowings against the credit facility.

16.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The pro forma financial information set forth below is presented as if (i) the Initial Offering and the related formation transactions and (ii) the acquisitions of the properties discussed in Note 3 had been consummated as of January 1, 1996. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions

                             BOYKIN LODGING COMPANY
and the acquisitions had been consummated as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
Lease revenue...............................................   $42,789     $39,730
                                                               -------     -------
Real estate related depreciation and amortization...........    11,704      10,976
Real estate and personal property taxes, insurance and
  ground rent...............................................     5,744       5,468
General and administrative..................................     2,404       1,450
Interest expense............................................     5,235       5,165
Amortization of deferred financing costs....................       454         436
                                                               -------     -------
Income before minority interest and extraordinary item......    17,248      16,235
Minority interest...........................................    (2,091)     (1,951)
                                                               -------     -------
Income before extraordinary item............................   $15,157     $14,284
                                                               =======     =======
Income per share before extraordinary item:
  Basic.....................................................     $1.59       $1.50
  Diluted...................................................     $1.58       $1.49

17.  QUARTERLY OPERATING RESULTS (UNAUDITED):

     The Company's unaudited consolidated quarterly operating data for the year ended December 31, 1997 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results for 1997 are not necessarily indicative of the results to be achieved in succeeding quarters or years.

                                                             FOR THE 1997 QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
Total revenues...............................   $7,439       $9,728        $12,036          $9,063
Income before extraordinary item.............    3,381        4,373          5,373           2,097
Net income...................................    3,381        4,373          5,232           1,356
Earnings per share:
  Income before extraordinary item-
     Basic...................................      .36          .46            .56             .22
     Diluted.................................      .35          .46            .56             .22
  Net income-
     Basic...................................      .36          .46            .55             .14
     Diluted.................................      .35          .46            .55             .14
Weighted average number to common shares
  outstanding................................    9,516        9,516          9,522           9,537
Diluted number of common shares
  outstanding................................    9,575        9,553          9,596           9,651
                                                ======       ======        =======          ======

     Previously reported amounts of earnings per share have been restated to reflect the Company's adoption of SFAS No. 128 as discussed in Note 2.

                             BOYKIN LODGING COMPANY

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                     Costs Capitalized
                                                                       Subsequent to              Gross Amounts at Which
                                               Initial Cost             Acquisition             Carried At Close of Period
                                          -----------------------   --------------------   -------------------------------------
                           Encumbrances             Buildings and          Buildings and             Buildings and
       DESCRIPTION             (a)         Land     Improvements    Land   Improvements     Land     Improvements    Total(b)(c)
       -----------         ------------   -------   -------------   ----   -------------   -------   -------------   -----------
Berkeley Marina Raddison,
 Berkeley, California.....     $ --       $    --     $ 10,807      $--       $  120       $    --     $ 10,927       $ 10,927
Buffalo Marriott,
 Buffalo, New York........       --         1,164       15,174       --           78         1,164       15,252         16,416
Cleveland Airport
 Marriott,
 Cleveland, Ohio..........       --         1,175       11,441       --          198         1,175       11,639         12,814
Cleveland Marriott East,
 Beachwood, Ohio..........       --         1,918       19,514       --          452         1,918       19,966         21,884
Columbus North Marriott,
 Columbus, Ohio...........       --         1,635       12,873        3          483         1,638       13,356         14,994
Melbourne Quality Suites,
 Melbourne, Florida.......       --         3,092        7,819       --          430         3,092        8,249         11,341
Radisson Inn Sanibel
 Gateway,
 Ft. Myers, Florida.......       --           718        2,686       --           49           718        2,735          3,453
Lake Norman Hampton Inn,
 Charlotte, North
 Carolina.................       --           490        4,131       --          293           490        4,424          4,914
Lake Norman Holiday Inn,
 Charlotte, North
 Carolina.................       --           700        4,435       --          387           700        4,822          5,522
Holiday Inn Crabtree,
 Raleigh, North
 Carolina.................       --           725        6,542       --          136           725        6,678          7,403
Melbourne Hilton
 Oceanfront,
 Melbourne, Florida.......       --           852        7,699       --           96           852        7,795          8,647
Daytona Beach Radisson
 Resort,
 Daytona Beach, Florida...       --           386        3,470       --           --           386        3,470          3,856
French Lick Springs
 Resort,
 French Lick, Indiana.....       --         2,000       16,000       --          338         2,000       16,338         18,338
Holiday Inn Minneapolis
 West,
 Minneapolis, Minnesota...       --         1,000       10,604       --           31         1,000       10,635         11,635
Marriott's Hunt Valley
 Inn,
 Baltimore, Maryland......       --         2,890       21,575       --           --         2,890       21,575         24,465
Hampton Inn San Diego
 Airport/Sea World,
 San Diego, California....       --         1,000        7,400       --           --         1,000        7,400          8,400
Doubletree Hotel Kansas
 City,
 Kansas City, Missouri....       --         1,500       21,154       --           --         1,500       21,154         22,654
                               ----       -------     --------      ----      ------       -------     --------       --------
   Total..................     $ --       $21,245     $183,324      $ 3       $3,091       $21,248     $186,415       $207,663
                               ====       =======     ========      ====      ======       =======     ========       ========


                              Accumulated                                                         Life on Which
                              Depreciation       Net Book Value                                  Depreciation in
                             Buildings and     Land and Buildings     Date of        Date of     Income Statement
       DESCRIPTION          Improvements(d)     and Improvements    Construction   Acquisition     is Computed
       -----------          ---------------    ------------------   ------------   -----------   ----------------
Berkeley Marina Raddison,
 Berkeley, California.....       $  634             $ 10,293            1972          1996           20 years
Buffalo Marriott,
 Buffalo, New York........          712               15,704            1981          1996           25 years
Cleveland Airport
 Marriott,
 Cleveland, Ohio..........          682               12,132            1970          1996           20 years
Cleveland Marriott East,
 Beachwood, Ohio..........          931               20,953            1977          1996           25 years
Columbus North Marriott,
 Columbus, Ohio...........          618               14,376            1981          1996           25 years
Melbourne Quality Suites,
 Melbourne, Florida.......          195               11,146            1986          1996           30 years
Radisson Inn Sanibel
 Gateway,
 Ft. Myers, Florida.......          102                3,351            1986          1996           30 years
Lake Norman Hampton Inn,
 Charlotte, North
 Carolina.................          165                4,749            1991          1996           30 years
Lake Norman Holiday Inn,
 Charlotte, North
 Carolina.................          180                5,342            1987          1996           30 years
Holiday Inn Crabtree,
 Raleigh, North
 Carolina.................          126                7,277            1974          1997           30 years
Melbourne Hilton
 Oceanfront,
 Melbourne, Florida.......          179                8,468            1986          1997           40 years
Daytona Beach Radisson
 Resort,
 Daytona Beach, Florida...           19                3,837            1974          1997           40 years
French Lick Springs
 Resort,
 French Lick, Indiana.....          306               18,032            1903          1997           30 years
Holiday Inn Minneapolis
 West,
 Minneapolis, Minnesota...          147               11,488            1986          1997           30 years
Marriott's Hunt Valley
 Inn,
 Baltimore, Maryland......          300               24,165            1971          1997           30 years
Hampton Inn San Diego
 Airport/Sea World,
 San Diego, California....           41                8,359            1989          1997           30 years
Doubletree Hotel Kansas
 City,
 Kansas City, Missouri....           59               22,595            1969          1997           30 years
                                 ------             --------
   Total..................       $5,396             $202,267
                                 ======             ========

---------------

(a) All properties except Berkeley Marina Radisson, Daytona Beach Radisson Resort, Hampton Inn San Diego Airport/Sea World and Doubletree Hotel Kansas City, are collateral for outstanding borrowings under the Company's credit facility.

(b) Aggregate cost for federal income tax reporting purposes at December 31, 1997 is as follows:

            Land.................................................  $ 20,647
            Buildings and improvements...........................   244,237
                                                                   --------
                                                                   $264,884
                                                                   ========

(c) Reconciliation of Gross Cost Amounts of Land, Buildings and Improvements:

            Balance at November 4, 1996--inception of
              operations.........................................  $ 99,772
            Improvements and other additions.....................       457
                                                                   --------
            Balance at December 31, 1996.........................   100,229
            Acquisitions.........................................   104,797
            Improvements and other additions.....................     2,637
                                                                   --------
            Balance at December 31, 1997.........................  $207,663
                                                                   ========

(d) Reconciliation of Accumulated Depreciation of Buildings and Improvements:

            Balance at November 4, 1996--inception of
              operations.........................................  $     --
            Depreciation expense.................................       630
                                                                   --------
            Balance at December 31, 1996.........................       630
            Depreciation expense.................................     4,766
                                                                   --------
            Balance at December 31, 1997.........................  $  5,396
                                                                   ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boykin Lodging Company:

     We have audited the accompanying combined balance sheet of the Initial Hotels, as defined in Note 1 to the combined financial statements, as of November 3, 1996 and the related combined statements of operations, partners' deficit and cash flows for the period January 1, 1996 to November 3, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Initial Hotels as of November 3, 1996, and the combined results of their operations and their cash flows for the period January 1, 1996 to November 3, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 25, 1997.

                                 INITIAL HOTELS

                             COMBINED BALANCE SHEET

                             AS OF NOVEMBER 3, 1996

                             (AMOUNTS IN THOUSANDS)

                           ASSETS
Investments in hotel properties, at cost:
  Land......................................................   $  8,572
  Buildings and improvements................................     97,213
  Furniture and equipment...................................     38,842
  Construction in progress..................................      1,054
                                                               --------
                                                                145,681
  Less Accumulated depreciation.............................     69,080
                                                               --------
  Net investment in hotel properties........................     76,601
Cash and cash equivalents...................................      5,302
Accounts receivable, net of allowance for doubtful accounts
  of $20 at November 3, 1996................................      4,290
Receivables from affiliate..................................        625
Inventories.................................................        458
Prepaids and other assets...................................      1,079
Cash held in escrow.........................................      2,370
Deferred expenses, net......................................      2,315
                                                               --------
                                                               $ 93,040
                                                               ========

             LIABILITIES AND PARTNERS' DEFICIT
Mortgage notes payable......................................   $132,588
Advances from and accrued interest due to partners..........      7,979
Accounts payable:
  Trade.....................................................      1,703
  Affiliate.................................................          4
  Management fees to related party..........................      1,166
  Bank overdraft............................................        138
Accrued expenses and other liabilities......................      6,961
                                                               --------
                                                                150,539
Partners' deficit...........................................    (57,499)
                                                               --------
                                                               $ 93,040
                                                               ========

          The accompanying notes to combined financial statements are an integral part of this combined balance sheet.

                                 INITIAL HOTELS

                       COMBINED STATEMENTS OF OPERATIONS

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996
                      AND THE YEAR ENDED DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)

                                                                PERIOD        YEAR
                                                              JANUARY 1,     ENDED
                                                                THROUGH     DECEMBER
                                                              NOVEMBER 3,     31,
                                                                 1996         1995
                                                              -----------   --------
Revenues from hotel operations:
  Room revenue..............................................    $51,627     $50,730
  Food and beverage revenue.................................     20,062      22,984
  Other revenue.............................................      4,148       4,490
                                                                -------     -------
     Total revenues.........................................     75,837      78,204
                                                                -------     -------
Expenses:
  Departmental expenses
     Rooms..................................................     11,683      11,896
     Food and beverage......................................     14,613      16,597
     Other..................................................      2,124       2,313
  General and administrative................................      6,574       6,832
  Advertising and promotion.................................      3,027       3,253
  Utilities.................................................      3,039       3,245
  Management fees to related party..........................      3,366       3,280
  Franchisor royalties and other charges....................      4,081       3,813
  Repairs and maintenance...................................      3,468       3,771
  Real estate and personal property taxes, insurance and
     rent...................................................      3,228       3,579
  Interest expense..........................................     12,802      13,430
  Interest expense on partner advances......................        628         739
  Depreciation and amortization.............................      6,308       6,545
  Unallocated business interruption insurance (income)
     expense................................................        118        (474)
  Gain on property insurance recovery.......................        (32)       (670)
  Other.....................................................        274         103
                                                                -------     -------
     Total expenses.........................................     75,301      78,252
                                                                -------     -------
     Income (loss) before extraordinary item................        536         (48)
Extraordinary item -- gain (loss) on early extinguishment of
  debt......................................................     (1,315)        556
                                                                -------     -------
Net income (loss)...........................................    $  (779)    $   508
                                                                =======     =======

          The accompanying notes to combined financial statements are an integral part of these combined statements.

                                 INITIAL HOTELS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996
                      AND THE YEAR ENDED DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)

                                                                 NET
                                                              COMBINED
                                                              PARTNERS'
                                                              (DEFICIT)
                                                              ---------
Balance, December 31, 1994:                                   $(67,197)
  Net Income................................................       508
  Capital contributions.....................................     7,811
  Cash distributions........................................    (2,015)
  Redemption of partnership interests, net of $9,357
     aggregate cash redemption payments.....................     4,633
                                                              --------
Balance, December 31, 1995..................................   (56,260)
  Net loss..................................................      (779)
  Capital contributions.....................................     1,638
  Cash distributions........................................    (2,029)
  Net loss of Pacific Ohio Partners for the period October
     1, 1995 to December 31, 1995 excluded from these
     statements.............................................       (69)
                                                              --------
Balance, November 3, 1996...................................  $(57,499)
                                                              ========

          The accompanying notes to combined financial statements are an integral part of these combined statements.

                                 INITIAL HOTELS

                       COMBINED STATEMENTS OF CASH FLOWS

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996
                      AND THE YEAR ENDED DECEMBER 3, 1995

                             (AMOUNTS IN THOUSANDS)

                                                                PERIOD
                                                              JANUARY 1,
                                                                THROUGH       YEAR ENDED
                                                              NOVEMBER 3,    DECEMBER 31,
                                                                 1996            1995
                                                              -----------    ------------
Cash flows from operating activities:
  Net income (loss).........................................   $   (779)       $    508
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Net loss of Pacific Ohio Partners for the period
      October 1, 1995 to December 31, 1995, excluded from
      the combined statement of operations..................        (69)             --
     Depreciation and amortization expense..................      8,897           7,645
     Deferred interest expense on partner advances..........        628             705
     Extraordinary loss (gain) on early extinguishment of
      debt..................................................      1,315            (556)
     Gain on property insurance recovery....................         --            (670)
     Payments for franchise fees and other deferred costs...       (156)             --
     Changes in assets and liabilities:
       Receivables..........................................     (1,824)           (264)
       Inventories, prepaids and other assets...............       (269)           (221)
       Cash held in escrow..................................        237            (711)
       Accounts payable, accrued expenses and other
        liabilities.........................................        334             739
                                                               --------        --------
       Net cash provided by operating activities............      8,314           7,175
                                                               --------        --------
Cash flows from investing activities:
  Improvements and additions to hotel properties, net.......     (3,061)         (5,366)
  Acquisitions of hotels....................................     (9,721)             --
  Property insurance proceeds received, net.................        320           1,122
                                                               --------        --------
       Net cash used for investing activities...............    (12,462)         (4,244)
                                                               --------        --------
Cash flows from financing activities:
  Principal payments on mortgage notes payable..............    (43,417)        (54,082)
  Proceeds from refinancing and new borrowings of mortgage
     debt...................................................     51,173          66,250
  Payment of debt prepayment premium and debt issuance
     costs..................................................       (424)         (4,473)
  Payments on advances from partners........................       (400)           (529)
  Capital contributions.....................................      1,638             188
  Cash distributions paid...................................     (2,029)         (2,015)
  Redemptions of partnership interests......................         --          (9,357)
                                                               --------        --------
       Net cash provided by (used for) financing
        activities..........................................      6,541          (4,018)
                                                               --------        --------
Net change in cash and cash equivalents.....................      2,393          (1,087)
Cash and cash equivalents at beginning of period............      2,909           3,996
                                                               --------        --------
Cash and cash equivalents at end of period..................   $  5,302        $  2,909
                                                               ========        ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest...............   $ 10,088        $ 12,056
Supplemental schedule of noncash investing and financing
  activities:
     Contributions of partner advances to capital...........         --           7,623
     Mortgage principal forgiven............................         --           2,335
     Prepayment penalty financed with additional
      borrowing.............................................      1,246              --

          The accompanying notes to combined financial statements are an integral part of these combined statements.

                                 INITIAL HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                  AS OF NOVEMBER 3, 1996 AND DECEMBER 31, 1995

                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

  Organization

     The Initial Hotels consist of the following hotels:

                                                                          NUMBER OF
              PROPERTY NAME                           LOCATION              ROOMS
              -------------                           --------            ---------
Berkeley Marina Marriott..................  Berkeley, California             373
Buffalo Marriott..........................  Buffalo, New York                356
Cleveland Airport Marriott................  Cleveland, Ohio                  375
Cleveland Marriott East...................  Beachwood, Ohio                  403
Columbus Marriott North...................  Columbus, Ohio                   300
Melbourne Quality Suites Inn..............  Melbourne, Florida               208
Radisson Inn Sanibel Gateway..............  Ft. Myers, Florida               157
Hampton Inn...............................  Charlotte, N. Carolina           117
Holiday Inn...............................  Charlotte, N. Carolina           119

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

     As of November 3, 1996, the Initial Hotels were owned as follows:

                                                                 PARTNERSHIP
                                                                   INTEREST
                                                              ------------------
                                                                 BMC       THIRD
                                                              AFFILIATES   PARTY
                                                              ----------   -----
Berkeley Marina Associates, L.P. (BMLP).....................     100%        0%
Buffalo Hotel Joint Venture (BHJV)..........................      50%       50%
Pacific Ohio Partners (POP).................................     100%        0%
Beachwood Hotel Joint Venture (Beachwood)...................      35%       65%
Columbus Hotel Joint Venture (CHJV).........................      50%       50%
Melbourne Oceanfront Hotel Associates (MOHA)................     100%        0%
Fort Myers Hotel Partnership (FMHP).........................     100%        0%
B.B.G., I, L.L.C. (BBG).....................................      46%       54%

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

                                 INITIAL HOTELS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Accounting Periods

     For 1995, all of the Boykin Partnerships except POP and BBG have been included in the accompanying combined financial statements based on a December 31 year-end. The accompanying combined financial statements as of December 31, 1995 include the accounts of POP as of September 30, 1995. See Note 3 for discussion of BBG.

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

                                 INITIAL HOTELS

  Cash Held in Escrow

     Cash held in escrow consists of amounts for real estate taxes remitted to the lenders which hold the mortgages on the hotel facilities and amounts deposited for the replacement of hotel real and personal property pursuant to the terms of certain mortgage and franchise agreements.

  Deferred Expenses

     Deferred expenses consist of initial franchise fees and deferred loan costs. Amortization of initial franchise fees is computed on a straight-line basis over the terms of the franchise agreements while deferred loan coasts are amortized over the terms of the related loan agreements. The amortization of deferred loan costs of $805 and $519 for the period ended November 3, 1996, and for the year ended December 31, 1995, respectively, is included in interest expense in the accompanying combined statements of operations. Accumulated amortization of deferred expenses was $1,472 at November 3, 1996.

  Revenue Recognition

     Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectable. Such losses have been within management's expectations.

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

                                 INITIAL HOTELS

  Debt Extinguishment

     In May 1995, FMHP, MOHA, POP and BMLP refinanced their respective existing mortgage indebtness, realizing a net extraordinary gain of $556 on the early extinguishment of debt. The net extraordinary gain was related to the forgiveness of $2,335 of principal due on the FMHP mortgage reduced by the payment of prepayment premiums and the writeoff of unamortized deferred financing costs on the POP and BMLP mortgages. In addition to retiring existing indebtness, the refinancing proceeds were used to redeem partnership interests held by non-BMC Affiliate partners of BMLP, MOHA and POP (Note 8).

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

     In addition, MOHA made a property insurance claim for the damage to hotel property. The difference between the proceeds received from this claim and the net book value of the damaged property was reflected in the combined statement of operations for 1995 as a gain on property insurance recovery. The costs of replacing and renovating the damaged property were capitalized as additions to hotel property.

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

     Certain other costs relating to purchasing and design services are incurred by an affiliate of BMC and billed to the hotels. Such purchases approximated $110 and $143 for the period ended November 3, 1996 and the year ended December 31, 1995, respectively. Furthermore, the hotels made purchases of hotel furnishings through an affiliate of BMC. These purchases amounted to approximately $956 and $2,531 for the period ended November 3, 1996 and the year ended December 31, 1995, respectively.

     Receivables from and payables to affiliates represent amounts due from or to BMC and its affiliates applicable to insurance charges and various other items.

     BBG paid a 1% asset management fee to an affiliate of its third-party owner.

                                 INITIAL HOTELS

7.  ADVANCES FROM PARTNERS:

     Partner advances consisted of the following:

                                                              NOVEMBER 3,
                                                                 1996
                                                              -----------
Advances from partners used to complete construction and to
  fund operation, bearing interest at 10% per annum.........    $2,637
Accrued interest payable on advances from partners..........     5,342
                                                                ------
                                                                $7,979
                                                                ======

     The advances from partners and related accrued interest therein were paid off by the Partnership with a portion of the proceeds from the Offering.

     Total interest expense on partner advances was $628 for the period ended November 3, 1996 and $739 for the year ended December 31, 1995.

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

     The purchase accounting adjustment recorded, which was equal to the cash paid to redeem the partnership interests plus the deficit capital account balances of the redeemed partners at the time of the redemptions, was an aggregate increase in the carrying value of the investments in hotel property as follows:

Buildings and improvements......................     $10,230
Furniture and equipment.........................       3,760
                                                     -------
                                                     $13,990
                                                     =======

9.  COMMITMENTS AND CONTINGENCIES:

  Claims and Legal Matters

     Certain of the hotels are involved in claims and legal matters incidental to their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of the hotels.

  Franchise Agreements

     Under the terms of hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. For eight of the hotels, fees are computed based upon percentages of gross room revenues. At November 3, 1996, the franchise royalty fees payable by the Initial Hotels ranged from 3% to 6% of room revenues while the fees for advertising services ranged from .8% to 4%. For MOHA, the payment is a flat fee ranging from $6 per month in 1995 to $12 per month in 1998; in 1999 and thereafter, the fee at MOHA will be at 6% of gross room revenues. The franchise agreements expire at various dates through 2014.

     The franchise agreements contain provisions whereby the franchisor would be entitled to additional payments in the event the franchisees would terminate the franchise agreements prior to maturity.

                                 INITIAL HOTELS

  Other

     The land on which the Berkeley Marina Marriott is located is leased under an operating lease agreement expiring in 2033 which can be extended to 2051. The lease requires minimum annual rentals of $100, and percentage rentals based on hotel revenues. BMLP is responsible for all taxes, insurance and maintenance on the property. Rental expense charged to operations for the land lease were as follows:

                                    JANUARY 1,
                                        TO           YEAR ENDED
                                    NOVEMBER 3,     DECEMBER 31,
                                       1996             1995
                                    -----------     ------------
Minimum rent.....................      $ 93             $100
Percentage rent..................       535              584
                                       ----             ----
                                       $628             $684
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

11.  PRO FORMA FINANCIAL INFORMATION:

     Following is pro forma data assuming that (i) the acquisition of the Holiday Inn and the Hampton Inn discussed in Note 3, and (ii) the redemption of the non-BMC affiliates discussed in Note 8 and the related refinancing discussed in Note 4 had occurred at the beginning of 1995. The pro forma adjustments to historical operating results are (i) to increase depreciation expense for the effect of the purchase accounting adjustments to the carrying values of investments in hotel properties; (ii) to adjust management fee expense for FMHP, MOHA, BMLP and POP to 4.5% of hotel revenues as required by the terms of the refinancing and to adjust management fee expense of the Holiday Inn and Hampton Inn; and (iii) to increase interest expense to reflect the terms of the new mortgage debt and the amortization of related deferred financing costs.

                                              UNAUDITED
                                    ------------------------------
                                       PERIOD
                                    JANUARY 1, TO      YEAR ENDED
                                     NOVEMBER 3,      DECEMBER 31,
                                        1996              1995
                                    -------------     ------------
Total revenues...................      $76,228          $83,071
Loss before extraordinary
  items..........................         (817)          (2,477)
Net loss.........................       (2,132)          (1,921)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Boykin Management Company
Limited Liability Company:

     We have audited the accompanying consolidated balance sheets of Boykin Management Company Limited Liability Company (an Ohio limited liability company) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, members' capital and cash flows for the year ended December 31, 1997 and the period November 4, 1996 (inception of operations) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Management Company Limited Liability Company and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and the period November 4, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  January 29, 1998.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                             (AMOUNTS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                           ASSETS
Cash and cash equivalents...................................    $ 6,862        $ 5,469
Accounts receivable-
  Trade, net of allowance for doubtful accounts of $84 and
     $68 at December 31, 1997 and 1996, respectively........      3,859          2,933
  Boykin Hotel Properties, L.P..............................      1,069            681
  Former owners.............................................         --             69

Inventories.................................................        788            470

Property and equipment, net.................................        366            312

Investment in Boykin Lodging Company........................        529             --

Prepaid expenses and other assets...........................        908            587
                                                                -------        -------
                                                                $14,381        $10,521
                                                                =======        =======

              LIABILITIES AND MEMBERS' CAPITAL

Rent payable to Boykin Hotel Properties, L.P................    $   897        $   306

Accounts payable-
  Trade.....................................................      1,746          1,575
  Advance deposits..........................................        259            224
  Bank overdraft liability..................................      2,837          1,234
  Former owners and affiliate...............................          2            640

Accrued expenses-
  Accrued payroll...........................................        391            716
  Accrued vacation..........................................        893            784
  Accrued sales, use and occupancy taxes....................        646            702
  Other accrued liabilities.................................      2,437          1,786
                                                                -------        -------
                                                                 10,108          7,967
                                                                -------        -------
Members' capital-
  Capital contributed.......................................      3,000          3,000
  Retained earnings (deficit)...............................      1,235           (446)
  Unrealized appreciation on investment.....................         38             --
                                                                -------        -------
                                                                  4,273          2,554
                                                                -------        -------
                                                                $14,381        $10,521
                                                                =======        =======

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
             THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                PERIOD
                                                                             NOVEMBER 4,
                                                               YEAR ENDED    1996 THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Revenues:
  Room revenue..............................................    $ 72,751       $ 7,684
  Food and beverage revenue.................................      30,229         3,976
  Other revenue.............................................       7,568           620
  Other revenue.............................................       2,477           382
                                                                --------       -------
     Total revenues.........................................     113,025        12,662
                                                                --------       -------
Expenses:
  Departmental expenses of hotels --
     Rooms..................................................      16,630         2,066
     Food and beverage......................................      21,945         2,894
     Other..................................................       3,867           360
  Cost of goods sold of nonhotel operations.................         619           102
  Percentage lease expense..................................      34,834         3,258
  General and administrative................................      13,232         1,884
  Advertising and promotion.................................       4,906           609
  Utilities.................................................       4,550           558
  Franchisor royalties and other charges....................       5,423           665
  Repairs and maintenance...................................       5,163           674
  Depreciation and amortization.............................          82            19
  Other.....................................................          93            19
                                                                --------       -------
     Total expenses.........................................     111,344        13,108
                                                                --------       -------
Net income (loss)...........................................    $  1,681       $  (446)
                                                                ========       =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
               THE PERIOD NOVEMBER 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                PERIOD
                                                                             NOVEMBER 4,
                                                               YEAR ENDED    1996 THROUGH
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................    $ 1,681        $  (446)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities --
     Depreciation and amortization..........................         82             19
     Gain on fixed asset disposal...........................         --            (11)
     Changes in assets and liabilities --
     Accounts receivable....................................     (1,314)         3,231
     Inventories............................................       (318)           (12)
     Prepaid expenses and other assets......................       (321)           531
     Rent payable...........................................        591            306
     Accounts payable.......................................      1,544            952
     Other accrued liabilities..............................        379         (5,210)
                                                                -------        -------
       Net cash provided by (used for) operating
        activities..........................................      2,324           (640)
                                                                -------        -------
Cash flows from investing activities:
  Investment in Boykin Lodging Company......................       (491)            --
  Property additions........................................       (136)            (1)
  Collection of notes and accrued interest due from former
     owner..................................................         --          3,109
  Cash of predecessor entities at date of merger............         --          7,678
  Consideration from sale of fixed asset....................         --             36
                                                                -------        -------
       Net cash provided by (used for) investing
        activities..........................................       (627)        10,822
                                                                -------        -------
Cash flows from financing activities:
  Repayment of debt.........................................         --         (1,420)
                                                                -------        -------
  Payments of obligations to former owners..................       (373)        (3,529)
  Collections of amounts due from former owners.............         69            236
                                                                -------        -------
       Net cash used for financing activities...............       (304)        (4,713)
                                                                -------        -------
Net increase in cash and cash equivalents...................      1,393          5,469
Cash and cash equivalents, beginning of period..............      5,469             --
                                                                -------        -------
Cash and cash equivalents, end of period....................    $ 6,862        $ 5,469
                                                                =======        =======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
               PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                 RETAINED      UNREALIZED
                                                   CONTRIBUTED   EARNINGS    APPRECIATION ON
                                                     CAPITAL     (DEFICIT)     INVESTMENT      TOTAL
                                                   -----------   ---------   ---------------   ------
Initial capital contribution --
  November 4, 1996...............................    $3,000       $   --          $  --        $3,000
  Net Income.....................................        --         (446)            --          (446)
                                                     ------       ------          -----        ------
Balance at December 31, 1996.....................     3,000         (446)            --         2,554
  Net Income.....................................        --        1,681             --         1,681
  Unrealized appreciation on investment..........        --           --             38            38
                                                     ------       ------          -----        ------
Balance at December 31, 1997.....................    $3,000       $1,235          $  38        $4,273
                                                     ======       ======          =====        ======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS:

     Boykin Management Company Limited Liability Company and its subsidiaries (collectively, the Lessee) (i) lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;
(ii) manage full and limited service hotels located throughout the United States pursuant to management agreements; (iii) provide national purchasing services to hotels, and (iv) provide interior design services to hotels and other businesses.

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

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

  Property and Equipment

     Property and equipment is comprised of the following:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1997           1996
                                                   ------------   ------------
Leasehold improvements...........................     $ 115           $ 69
Furniture and equipment..........................       352            262
                                                      -----           ----
                                                        467            331
Less-Accumulated depreciation and amortization...      (101)           (19)
                                                      -----           ----
                                                      $ 366           $312
                                                      =====           ====

     Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line and accelerated methods based upon the following estimated useful lives.

Leasehold improvements..........................  7-10 years
Furniture and equipment.........................  3-10 years

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

  Investment in Boykin Lodging Company

     During 1997, the Lessee purchased 20,000 common shares of the Company for cash consideration of $491. The Lessee accounts for this investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investment is classified as available-for-sale pursuant to the provisions of SFAS No. 115. Consequently, these securities are being carried at fair market value with all unrealized gains and losses being reported as a separate component of members' capital. Total unrealized appreciation was $38 at December 31, 1997.

  Revenue Recognition

     Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectable. Such losses have been within management's expectations.

     For hotels operated by the Lessee pursuant to long-term percentage leases, the Lessee recognizes the room, food, beverage and other hotel revenues as earned. For hotels which are managed by a subsidiary of the Lessee pursuant to management agreements, the Lessee recognizes management fee revenue as earned pursuant to the terms of the respective agreements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

  Franchise Costs

     The cost of obtaining the franchise licenses is paid by Boykin Hotel Properties, L.P. (the Partnership), a partnership in which the Company has a general partnership interest, and the ongoing franchise fees are paid by Lessee. These fees are generally computed as a percentage of room revenue for each hotel in accordance with franchise agreements.

  Income Taxes

     The Lessee is a limited liability company which is taxed for federal income tax purposes as a partnership and, accordingly, no income tax provision has been recorded.

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

  Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

4.  PERCENTAGE LEASE AGREEMENTS:

     The Lessee leases 13 hotels (the Hotels) from the Partnership, pursuant to long-term leases (Percentage Leases). The Hotels are located in Cleveland, Ohio
(2), Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); Ft. Myers, Florida; Melbourne, Florida
(2); Daytona Beach, Florida; and French Lick, Indiana.

     The Percentage Leases have noncancellable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. The Lessee is required to pay the higher of minimum rent, as defined, or a percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues is generally at 6% of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to annual adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

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

5.  MANAGEMENT AGREEMENTS:

     A subsidiary of the Lessee manages hotel properties not owned by the Partnership pursuant to management agreements. Under the terms of the management agreements, the subsidiary receives a base management fee ranging from 2% to 4% of the revenues of the managed properties. Under certain agreements, additional incentive

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

management fees can be earned in the event certain specified operating results are achieved. The management agreements expire at various dates through 2006. Included in other revenue in the accompanying statements of operations for the 1997 and 1996 periods are $1,062 and $122 of management fee revenues.

     Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at December 31, 1997 for each of the years in the period 1998 to 2002 and in total thereafter is as follows:

1998........................................................  $ 25,204
1999........................................................    25,204
2000........................................................    25,204
2001........................................................    19,002
2002........................................................    12,171
Thereafter..................................................    36,692
                                                              --------
                                                              $143,477
                                                              ========

     Rent expense for the year ended December 31, 1997 and the period November 4, 1996 through December 31, 1996 was $34,834 and $3,258, respectively, of which approximately $12,303 and $306, respectively, was in excess of minimum rent.

6.  COMMITMENTS AND CONTINGENCIES:

  Claims and Legal Matters

     The Lessee is involved in claims and legal matters incidental to its businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of the Lessee.

  Franchise Agreements

     Under the terms of hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the Hotels. For eleven of the Hotels, fees are computed based upon percentages of gross room revenues. At December 31, 1997, the franchise royalty fees payable by the Hotels ranged from 3% to 6% of room revenues while the fees for advertising services ranged from .8% to 4.0%. For one of the Melbourne, Florida hotels, the payment is a flat fee which will be $12 per month in 1998; in 1999 and thereafter, the fee will be at 6% of gross room revenues. The franchise agreements expire at various dates through 2018. The hotel located in French Lick, Indiana has no franchise affiliation.

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

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

7.  RELATED PARTY TRANSACTIONS:

     At December 31, 1997 and 1996, the Lessee had receivables from the Partnership of $1,069 and $681, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

     At December 31, 1997 and 1996 the Lessee had payables to the Partnership of $897 and $306, respectively, for amounts due pursuant to the Percentage Leases.

     In September 1997, the Lessee purchased 20,000 common shares of the Company for cash consideration of $491. During 1997, the Lessee recognized $9 of dividend income on this investment.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The primary financial instruments of the Lessee are cash and cash equivalents, the fair value of which approximates historical carrying value due to the short maturity of these instruments, and the investment in the common shares of the Company, which are carried at the year end market value as discussed in Note 3.

9.  EMPLOYEE BENEFIT PLANS:

     During 1997, the Lessee established a 401(k) plan for substantially all employees under which a portion of employee contributions are matched by the Lessee. The Lessee's matching contributions for 1997 were $91.

     Effective January 1, 1997, the Lessee established an incentive compensation plan for certain senior executives. Participant eligibility and awards under the plan are at the discretion of the board of directors. The dollar amounts of individual awards are deemed to be invested in common shares of the Company, and the balance in each individual participant's account fluctuates with changes in the market value of the Company shares credited to the respective participant accounts. The Lessee pays to each participant cash equal to the per share dividend amount paid by the Company multiplied by the number of Company shares credited to each participant's account. Participants become fully vested in their account balances upon the completion of five years of service with the Lessee or its predecessor. If a participant has been so employed for at least 3 years, but less than 4 full years, the individual is one-third vested, and if the individual has been employed for at least 4 years, but less than 5 years, the individual is two-thirds vested. For the year ended December 31, 1997, the Lessee has recorded a provision of $199 with respect to this plan, which represents the amortization over the vesting period of the prepaid compensation associated with the awards.

10.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma condensed statements of operations for the years ended December 31, 1997 and 1996 are presented as if the Lessee leased and operated from January 1, 1996 all of the Hotels leased and operated as of December 31, 1997.

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

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                                 (UNAUDITED)
Room revenue................................................  $74,682   $69,717
Food and beverage revenue...................................   31,136    30,297
Other hotel revenue.........................................    7,938     7,625
Other revenue...............................................    2,477     2,777
                                                              -------   -------
          Total revenues....................................  116,233   110,416
Departmental expenses of hotels.............................   43,707    42,224
Costs of goods sold of nonhotel operations..................      619     1,686
Percentage lease expense....................................   35,924    33,268
Other expenses..............................................   34,639    32,068
                                                              -------   -------
          Net income........................................  $ 1,344   $ 1,170
                                                              =======   =======

11.  SUBSEQUENT EVENTS:

     The Company entered into an Agreement and Plan of Merger (the Merger Agreement) on December 30, 1997 with Red Lion Inns Limited Partnership (Red
Lion), under which the Company agreed to acquire the portfolio of 10 Doubletree-licensed hotels owned by Red Lion (Doubletree Hotels). The Doubletree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho and Nebraska. Effective January 1, 1998, the Doubletree Hotels were leased or subleased to Westboy LLC, a wholly-owned subsidiary of the Lessee. Pursuant to this lease agreement, Westboy LLC is required to pay a base monthly rental of $1,700 plus a percentage rental. The lessor is responsible for certain costs of the Doubletree Hotels, including property taxes, property insurance, capital expenditures, depreciation expense and ground lease rental. If the proposed merger is consummated, the Doubletree Hotels will continue to be managed by Doubletree and to be leased to Westboy LLC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boykin Management Company, Purchasing Concepts, Inc.
and Bopa Design Company:

     We have audited the accompanying combined statement of net assets of Boykin Management Company (an Ohio corporation), Purchasing Concepts, Inc. (an Ohio corporation) and Bopa Design Company (an Ohio corporation) as of November 3, 1996 and the related combined statements of revenues and expenses for the period ended January 1, 1996 through November 3, 1996 and for the year ended March 31, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined net assets of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company as of November 3, 1996 merged into or contributed to subsidiaries of Boykin Management Company Limited Liability Company pursuant to the formation transactions referred to in Note 2, and the revenues and expenses related to such net assets for the period January 1, 1996 through November 3, 1996 and for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  February 25, 1997.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                        COMBINED STATEMENT OF NET ASSETS
                             AS OF NOVEMBER 3, 1996

                             (AMOUNTS IN THOUSANDS)

Cash and cash equivalents...................................  $    7
Management fees and other receivables due from:
  Affiliates................................................   5,048
  Other.....................................................     516
Property and equipment, net.................................     355
Prepaid expenses, deposits and other assets.................      39
                                                              ------
          Total assets......................................   5,965
                                                              ------
Accounts payable:
  Affiliates................................................      97
  Bank overdraft liability..................................     258
  Other.....................................................     148
Advance billings for design services........................      43
Accrued payroll.............................................     230
Other accrued expenses......................................     482
Notes Payable...............................................   1,420
                                                              ------
          Total liabilities.................................   2,678
                                                              ------
Net Assets..................................................  $3,287
                                                              ======

            The accompanying notes to combined financial statements
                are an integral part of this combined statement.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                  COMBINED STATEMENTS OF REVENUES AND EXPENSES
               FOR THE PERIOD JANUARY 1, THROUGH NOVEMBER 3, 1996
                       AND THE YEAR ENDED MARCH 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                PERIOD
                                                              JANUARY 1,
                                                                THROUGH     YEAR ENDED
                                                              NOVEMBER 3,    MARCH 31,
                                                                 1996          1996
                                                              -----------   -----------
Revenues:
  Management fees --
     Affiliates.............................................    $3,402        $3,817
     Other..................................................       731           337
  Design and other fees --
     Affiliates.............................................     1,646         2,819
     Other..................................................     1,435         1,212
  Interest income --
     Affiliates.............................................       225           268
     Other..................................................        --             5
  Other.....................................................       203           175
                                                                ------        ------
          Total revenues....................................     7,642         8,633
                                                                ------        ------
Expenses:
  Cost of sales and operating expenses......................     3,003         3,720
  Selling, general and administrative expenses..............     2,943         2,733
  Depreciation and amortization expense.....................        81            85
  Rent......................................................       100           105
  Interest..................................................        91           170
  Other, net................................................       (38)           --
                                                                ------        ------
          Total expenses....................................     6,180         6,813
                                                                ------        ------
Revenues in excess of expenses..............................    $1,462        $1,820
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

  Accounting Periods

     BMC had a March 31 fiscal year-end, whereas PCI and Spectrum Services utilized calendar year-ends. The accompanying financial statements for the year ended March 31, 1996 combine the accounts of BMC as of and for the year ended March 31, 1996 with the accounts of PCI and Spectrum Services as of and for the year ended December 31, 1995. Such combined period is referred to as the year ended March 31, 1996. The accompanying financial statements for the period January 1, 1996 through November 3, 1996 combine the accounts of BMC, PCI and Spectrum Services as of November 3, 1996 and for the period January 1, 1996 through November 3, 1996. For the period ended November 3, 1996, the operating results of BMC have been adjusted to include the

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

three-month period January 1, 1996 through March 31, 1996. The total revenues and revenues in excess of expenses of BMC included in the combined statements of revenues and expenses for both the year ended March 31, 1996 and the period January 1, 1996 through November 3, 1996 were $1,006 and $208, respectively.

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

  Property and Equipment, Net

     Property and equipment, net is comprised of the following at November 3, 1996:

                                                              NOVEMBER 3,
                                                                 1996
                                                              -----------
Leasehold improvements......................................     $132
Furniture and equipment.....................................      696
                                                                 ----
                                                                  828
Less-Accumulated depreciation and amortization..............     (473)
                                                                 ----
                                                                 $355
                                                                 ====

     Property and equipment are stated at cost. Depreciation is computed using the straight-line and declining balance methods based upon the following estimated useful lives:

Leasehold improvements......................................  7-10 years
Furniture and equipment.....................................  3-10 years

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the gain or loss is included in the statement of revenues and expenses.

  Revenue Recognition

     Revenue is recognized as earned pursuant to the terms of hotel management agreements with respect to BMC, and as the services of PCI and Spectrum Services are rendered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectable. Such losses have been within management's expectations.

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

5.  NOTES PAYABLE:

     Notes payable consisted of the following:

                                                              NOVEMBER 3,
                                                                 1996
                                                              -----------
Installment note payable to a bank in quarterly installments of $75, plus interest at prime plus  1/2%; last
  installment due September 1, 1999; guaranteed by TBC and
  certain TBC shareholders..................................    $  775
$1,000 line of credit with a bank, due on demand; bearing
  interest at prime; guaranteed by TBC and certain TBC
  shareholders..............................................       645
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

6.  COMMITMENTS AND CONTINGENCIES:

     BMC was a guarantor of the mortgage debt (only in the event certain specified limited events occur) of the following entities:

                                                                 DEBT
                                                              OUTSTANDING
                                                              NOVEMBER 3,
                                                                 1996
                                                              -----------
Borrower:
  Melbourne Oceanfront Hotel Associates.....................    $13,129
  Fort Myers Hotel Partnership..............................      4,951
  Berkeley Marina Associates Limited Partnership............     29,290
  Pacific Ohio Partners.....................................     19,543

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

7.  RELATED PARTY TRANSACTIONS:

     Management fees and other receivables due from affiliates are comprised of the following at November 3, 1996:

                                                              NOVEMBER 3,
                                                                 1996
                                                              -----------
Management fees receivable..................................    $1,160
Design fees receivable......................................       140
Loans and interest receivable from Boykin Columbus Joint
  Venture (BCJV)............................................     3,109
Receivable from Boykin Lodging Company......................       514
Other (reimbursable expenses, etc.).........................       125
                                                                ------
                                                                $5,048
                                                                ======

     In general, the above amounts are due from partnerships or joint ventures in which certain owners and officers of PCI, Spectrum Services or TBC, had ownership interests. These partnerships or joint ventures owned hotel properties which were managed by BMC.

     The shareholders of TBC, certain of their family members and certain officers of BMC are material partners in BCJV. BMC advanced funds to BCJV in connection with the construction of a hotel in Columbus, Ohio and to fund operating deficits of that hotel. The loans receivable from BCJV accrued interest at 10% per annum. Interest income earned on the loans to BCJV was $223 and $260 in the period January 1, 1996 through November 3, 1996 and the year ended March 31, 1996, respectively. The loans and interest receivable from BCJV were paid off in connection with the initial public offering of Boykin Lodging Company.

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

     BMC guaranteed the mortgage debt of Fort Myers Hotel Partnership until such debt was refinanced in May 1995. No guarantee fee was earned in 1996.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of November 3, 1996. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

financial instruments. The use of different market assumptions and/or estimation methodology may have a material effect on the estimated fair value amounts.

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

EXHIBITS
--------
  2.1 ***    Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
             Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
             Properties, L.P., Boykin Lodging Company, Boykin Acquisition
             Corporation I, Inc., Boykin Acquisition Corporation II,
             Inc., and Boykin Acquisition Partnership, L.P.
  3.1 *      Amended and Restated Articles of Incorporation
  3.2 *      Code of Regulations
  4.1 *      Specimen Share Certificate
 10.1 *      Limited Partnership Agreement of Boykin Hotel Properties,
             L.P.
 10.2 *      Form of Registration Rights Agreement
 10.3 *      Long-Term Incentive Plan
 10.4 *      Directors' Deferred Compensation Plan
 10.5 *      Employment Agreement between the Company and Robert W.
             Boykin
 10.6 *      Employment Agreement between the Company and Raymond P.
             Heitland
 10.7 *      Employment Agreement between the Company and Mark L. Bishop
 10.8 *      Form of Percentage Lease
 10.9 *      Intercompany Convertible Note
 10.10*      Agreements with General Partners of the Contributed
             Partnerships
 10.11*      Form of Noncompetition Agreement
 10.12*      Alignment of Interests Agreement
 10.13**     Description of Employment Arrangement between the Company
             and Paul A. O'Neil
 11          Statement re Computation of Per Share Earnings
 23.1        Consent of Independent Public Accountants
 27.1        Financial Data Schedule
 27.2        Financial Data Schedule
 27.3        Financial Data Schedule
 27.4        Financial Data Schedule
 27.5        Financial Data Schedule
 99.1 ***    Partnership Interest Assignment Agreement dated as of
             December 30, 1997 by and among Red Lion Properties, Inc.,
             Boykin Hotel Properties, L.P., Boykin Lodging Company and
             West Doughboy LLC.
 99.2 ***    Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Westboy LLC
 99.3 ***    Termination of Management Agreement dated as of December 30,
             1997 by and between Red Lion Inns Operating L.P. and Red
             Lion Hotels, Inc.
 99.4 ***    Management Agreement dated as of December 30, 1997 by and
             between Red Lion Hotels, Inc. and Westboy LLC.
 99.5 ***    Owner Agreement dated as of December 30, 1997 by and among
             Red Lion Inns Operating L.P., Westboy LLC and Red Lion
             Hotels, Inc.
 99.6 ***    Joint Press Release of Red Lion Inns Limited Partnership and
             Boykin Lodging Company dated as of December 30, 1997.

---------------

  * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

 ** Incorporated by reference from the Company's Form 10-Q for the quarter ended
    June 30, 1997.

*** Incorporated by reference from the Company's Form 8-K filing on January 8,
    1998 related to the Proposed Merger.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997. Forms 8-K were filed during the quarter ended March 31, 1998 with respect to the Proposed Merger, the Offering and the acquisition of the 1998 Hotels.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 31, 1998  BOYKIN LODGING COMPANY

                By: /s/ ROBERT W. BOYKIN
                ------------------------------------------------

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

March 31, 1998  /s/ ROBERT W. BOYKIN
                ------------------------------------------------
                Robert W. Boykin
                Director, Chairman of the Board,
                President and Chief Executive Officer
                (Principal Executive Officer)

March 31, 1998  /s/ RAYMOND P. HEITLAND
                ------------------------------------------------
                Raymond P. Heitland
                Director, Chief Financial Officer
                (Principal Accounting Officer)

March 31, 1998
                ------------------------------------------------
                Ivan J. Winfield
                Director

March 31, 1998  /s/ LEE C. HOWLEY, JR.
                ------------------------------------------------
                Lee C. Howley, Jr.
                Director

March 31, 1998
                ------------------------------------------------
                Frank E. Mosier
                Director

March 31, 1998  /s/ WILLIAM H. SCHECTER
                ------------------------------------------------
                William H. Schecter
                Director

March 31, 1998  /s/ ALBERT T. ADAMS
                ------------------------------------------------
                Albert T. Adams
                Director

                                 EXHIBIT INDEX

                                                                           SEQUENTIALLY
                                                                             NUMBERED
                                       EXHIBITS                               PAGES
                                       --------                            ------------
  2.1        Agreement and Plan of Merger dated as of December 30, 1997        ***
             by and among Red Lion Inns Limited Partnership, Red Lion
             Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
             Properties, L.P., Boykin Lodging Company, Boykin Acquisition
             Corporation I, Inc., Boykin Acquisition Corporation II,
             Inc., and Boykin Acquisition Partnership, L.P.
  3.1        Amended and Restated Articles of Incorporation                    *
  3.2        Code of Regulations                                               *
  4.1        Specimen Share Certificate                                        *
 10.1        Limited Partnership Agreement of Boykin Hotel Properties,         *
             L.P.
 10.2        Form of Registration Rights Agreement                             *
 10.3        Long-Term Incentive Plan                                          *
 10.4        Directors' Deferred Compensation Plan                             *
 10.5        Employment Agreement between the Company and Robert W.            *
             Boykin
 10.6        Employment Agreement between the Company and Raymond P.           *
             Heitland
 10.7        Employment Agreement between the Company and Mark L. Bishop       *
 10.8        Form of Percentage Lease                                          *
 10.9        Intercompany Convertible Note                                     *
 10.10       Agreements with General Partners of the Contributed               *
             Partnerships
 10.11       Form of Noncompetition Agreement                                  *
 10.12       Alignment of Interests Agreement                                  *
 10.13       Description of Employment Arrangement between the Company         **
 11          Statement re Computation of Per Share Earnings
 23.1        Consent of Independent Public Accountants
 27.1        Financial Data Schedule
 27.2        Financial Data Schedule
 27.3        Financial Data Schedule
 27.4        Financial Data Schedule
 27.5        Financial Data Schedule
 99.1        Partnership Interest Assignment Agreement dated as of             ***
             December
 99.2        30, 1997 by and among Red Lion Properties, Inc., Boykin           ***
             Hotel Properties, L.P., Boykin Lodging Company and West
             Doughboy LLC. Percentage Lease Agreement dated as of
             December 30, 1997 by and between Red Lion Inns Operating
             L.P. and Westboy LLC
 99.3        Termination of Management Agreement dated as of December 30,      ***
             1997 by and between Red Lion Inns Operating L.P. and Red
             Lion Hotels, Inc.
 99.4        Management Agreement dated as of December 30, 1997 by and         ***
             between Red Lion Hotels, Inc. and Westboy LLC.
 99.5        Owner Agreement dated as of December 30, 1997 by and among        ***
             Red Lion Inns Operating L.P., Westboy LLC and Red Lion
             Hotels, Inc.
 99.6        Joint Press Release of Red Lion Inns Limited Partnership and      ***
             Boykin Lodging Company dated as of December 30, 1997.

---------------

  * Incorporated by reference from Amendment No. 3 to the Company's registration statement on Form S-11 (the "Form S-11") filed on (Registration No. 333-6341) October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

 ** Incorporated by reference from the Company's Form 10-Q for the quarter ended
    June 30, 1997.

*** Incorporated by reference from the Company's Form 8-K filing on January 8,
    1998 related to the Proposed Merger.