Form 10-Q
period 1998-03-31
BOYKIN LODGING CO
filed 1998-05-15
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                    FORM 10-Q

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998   Commission file number 001-11975
                                                                       ---------

                             Boykin Lodging Company
             (Exact Name of Registrant as Specified in Its Charter)

                  Ohio                                      34-1824586
     ------------------------------                     -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue          44115
-----------------------------------------------------        ----------
    (Address of Principal Executive Office)                  (Zip Code)

              (216) 430-1200
----------------------------------------------------
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

         The number of Common Shares, without par value, outstanding as of May 15, 1998: 14,042,251

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS


                             BOYKIN LODGING COMPANY
                          INDEX TO FINANCIAL STATEMENTS


BOYKIN LODGING COMPANY:
         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
              and December 31, 1997.....................................................3
         Consolidated Statements of Income for the Three Months
              Ended March 31, 1998 and 1997 (unaudited).................................4
         Consolidated Statement of Shareholders' Equity for the Three Months
              Ended March 31, 1998 (unaudited)..........................................5
         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1997 (unaudited).................................6
         Notes to Consolidated Financial Statements.....................................7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
              and December 31, 1997....................................................11
         Consolidated Statements of Operations for the Three Months
              Ended March 31, 1998 and 1997 (unaudited)................................12
         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1997 (unaudited)................................13
         Notes to Consolidated Financial Statements....................................14

                             BOYKIN LODGING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                            (AMOUNTS IN THOUSANDS)

                                                                           (Unaudited)
                                                                             March 31,      December 31,
                                                                               1998             1997
                                                                             ---------      ------------
                                     ASSETS
                                     ------
INVESTMENT IN HOTEL PROPERTIES, net                                          $ 273,505       $ 231,651
CASH AND CASH EQUIVALENTS                                                        2,828           1,855
RENT RECEIVABLE FROM LESSEES:
  Related party lessee                                                           1,547             897
  Third party lessees                                                              379             360
DEFERRED EXPENSES, net                                                           1,941           2,055
OTHER ASSETS                                                                     2,510           2,037
                                                                             ---------       ---------
  Total assets                                                               $ 282,710       $ 238,855
                                                                             =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
BORROWINGS AGAINST CREDIT FACILITY                                           $  31,200       $  91,750
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            4,215           4,688
DIVIDENDS/DISTRIBUTIONS PAYABLE                                                  7,207           4,893
DUE TO LESSEES:
  Related party lessee                                                           2,339           1,069
  Third party lessees                                                            1,106           1,268
MINORITY INTEREST IN JOINT VENTURES                                              7,223           7,318
MINORITY INTEREST IN OPERATING PARTNERSHIP                                      12,422          13,054
SHAREHOLDERS' EQUITY:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                                    --              --
 Common shares, without par value; 40,000,000 shares
     authorized; 14,042,251 and 9,542,251 shares issued and outstanding
     March 31, 1998 and December 31, 1997, respectively,  stated at                 --              --
 Additional paid-in capital                                                    229,564         124,430
 Retained deficit                                                              (12,566)         (9,615)
                                                                             ---------       ---------
  Total shareholders' equity                                                   216,998         114,815
                                                                             ---------       ---------

       Total liabilities and shareholders' equity                            $ 282,710       $ 238,855
                                                                             =========       =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                            1998           1997
                                                                          --------       --------
REVENUES:
  Lease revenue from related party                                        $  8,647       $  7,208
  Other lease revenue                                                        2,213             --
  Interest income                                                               54            231
                                                                          --------       --------
                                                                            10,914          7,439
                                                                          --------       --------
EXPENSES:
  Real estate related depreciation and amortization                          3,220          1,941
  Real estate and personal property taxes, insurance and ground rent         1,524          1,022
  General and administrative                                                   799            488
  Interest expense                                                           1,168             52
  Amortization of deferred financing costs                                     130            109
                                                                          --------       --------
                                                                             6,841          3,612
                                                                          --------       --------
INCOME BEFORE MINORITY INTERESTS                                             4,073          3,827

MINORITY INTEREST IN JOINT VENTURES                                            (44)            --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                    (380)          (446)
                                                                          --------       --------
NET INCOME APPLICABLE TO COMMON SHARES                                    $  3,649       $  3,381
                                                                          ========       ========

EARNINGS PER SHARE:
  Basic                                                                   $   0.32       $   0.36
  Diluted                                                                 $   0.32       $   0.35

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
  Basic                                                                     11,342          9,516
  Diluted                                                                   11,447          9,575





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)


                                                                Additional
                                                  Common         Paid-In         Retained
                                                  Shares         Capital          Deficit           Total
                                                  ------         -------          -------           -----
Balance, December 31, 1997                       9,542,251      $  124,430      $   (9,615)      $  114,815
Issuance of common shares, net of offering
  expenses of $7,366                             4,500,000         105,134              --          105,134
Dividends declared                                      --              --          (6,600)          (6,600)
Net income                                              --              --           3,649            3,649
                                                ----------      ----------      ----------       ----------
Balance, March 31, 1998                         14,042,251      $  229,564      $  (12,566)      $  216,998
                                                ==========      ==========      ==========       ==========



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                               1998            1997
                                                                            -----------      ---------
Cash flows from operating activities:
  Net income                                                                 $   3,649       $   3,381
  Adjustments to reconcile net income to net cash flow
    provided by operating activities-
       Depreciation and amortization                                             3,350           2,076
       Minority interests                                                          424             446
       Changes in assets and liabilities-
          Rent receivable                                                         (669)         (1,866)
          Other assets                                                            (489)           (328)
          Accounts payable and accrued expenses                                   (473)           (148)
          Due to lessees                                                         1,108            (239)
                                                                             ---------       ---------
           Net cash flow provided by operating activities                        6,900           3,322
                                                                             ---------       ---------
Cash flows from investing activities:
  Acquisitions of hotel properties                                             (37,075)        (21,099)
  Improvements and additions to hotel properties                                (7,437)         (1,004)
                                                                             ---------       ---------
           Net cash flow used for investing activities                         (44,512)        (22,103)
                                                                             ---------       ---------
Cash flows from financing activities:
  Payments of dividends and distributions                                       (5,032)         (3,091)
  Borrowings against credit facility                                            36,200           1,000
  Repayment of borrowings against bank credit facility                         (96,750)             --
  Net proceeds from issuance of common shares                                  105,134              --
  Additional offering costs                                                         --             (14)
  Cash payments for redemption of certain limited partnership interests           (967)             --
                                                                             ---------       ---------
           Net cash flow provided by (used for) financing activities            38,585          (2,105)
                                                                             ---------       ---------

Net change in cash and cash equivalents                                            973         (20,886)

Cash and cash equivalents, beginning of period                                   1,855          21,362
                                                                             ---------       ---------

Cash and cash equivalents, end of period                                     $   2,828       $     476
                                                                             =========       =========





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING:
     -----------------------------------------

     Boykin Lodging Company (the "Company") is a self-administered equity real estate investment trust ("REIT") that was incorporated February 8, 1996 to acquire equity interests in hotel properties. The Company had no operations prior to November 4, 1996. On November 4, 1996, the Company completed an initial public offering of 8,275,000 common shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in-full of the underwriters' over-allotment option (together with the initial public offering, the "Initial Offering"). The offering price of all shares sold was $20 per share, resulting in gross proceeds of approximately $190,325 and net proceeds (less the underwriters' discount and offering expenses) of approximately $173,898. The Company contributed all of the net proceeds of the Initial Offering to Boykin Hotel Properties, L.P., a limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000 Intercompany Convertible Note (the "Note"). The Note matures on the fifth anniversary of the closing of the Initial Offering. Interest on the Note accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum on the third anniversary of the completion of the Initial Offering, and is payable quarterly. The Note may be prepaid in full, but not in part, at any time. The Company will have the right to convert the Note after the second anniversary of the completion of the Initial Offering, and prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the initial offering price of the Company's common shares. The Company is the sole general partner of the Partnership. The Note is secured by mortgages on certain hotel properties.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the "Initial Hotels"). In 1997, the Company acquired interests in eight additional hotels and two more during the first quarter of 1998, bringing the total number of hotels owned at March 31, 1998 to 19 with an aggregate of 5,136 guest rooms (collectively, the "Hotels"). The Partnership and its subsidiaries lease fifteen of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company ("BMC"), two Hotels to CapStar Hotel Company ("CapStar"), one Hotel to Davidson Hotel Company ("Davidson") and one Hotel to Outrigger Lodging Services ("Outrigger") pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the lessees' to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The lessees hold the franchise agreement for each franchised hotel. The Partnership owns a 100% equity interest in the fifteen Hotels leased by BMC. The remaining four Hotels are owned by joint ventures, three of which the Partnership has a 91% equity interest and the other an 80% equity interest. The minority interests in these Hotels are owned by CapStar, Davidson and Outrigger, or their affiliates, respectively. BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.


2.   FOLLOW-ON EQUITY OFFERING AND PURCHASE OF PARTNERSHIP UNITS:
     ------------------------------------------------------------

     In February 1998, the Company completed a follow-on equity offering (the "Offering") of 4,500,000 common shares. The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112,500 and net proceeds (less the underwriters' discount and offering expenses) of approximately $106,313. The Company contributed all of the net proceeds to the Partnership which were used by the Partnership to pay existing indebtedness under the Company's credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 (Note 6) and for general corporate purposes.

     The Company purchased 40,976 outstanding limited partnership units for aggregate cash consideration of $967. The excess of the aggregate purchase price paid over the capital account balances of the units purchased was $562 and was recorded as additional investment in hotel properties.

     As a result of the Offering and the purchase of the limited partnership units, the Company increased its ownership percentage in the Partnership to 90.3%


3.   PROPOSED MERGER WITH RED LION INNS LIMITED PARTNERSHIP:
     -------------------------------------------------------

     The Company entered into an agreement and plan of merger (the "Merger Agreement") on December 30, 1997 with Red Lion Inns Limited Partnership ("Red Lion"), under which the Company agreed to acquire the portfolio of 10 DoubleTree-licensed hotels owned by Red Lion (the "DoubleTree Hotels"). If the proposed merger is consummated, the DoubleTree Hotels will continue to be managed by DoubleTree Hotels Corporation and will be leased to Westboy LLC, a wholly-owned subsidiary of BMC. Under the Merger Agreement, the Company will issue 3,110,048 common shares and pay approximately $35,300 in cash to the Red Lion limited partners and general partner. The Partnership will become responsible for Red Lion's liabilities, which the Company estimates will be approximately $156,000. At the time of the announcement of the Merger Agreement, the consideration value was expected to total approximately $271,250.


4.   NEW ACCOUNTING STANDARDS:
     -------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders' equity from nonowner sources. SFAS No. 130 is not applicable to the Company as it has no items of other comprehensive income, as defined.

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. In the opinion of management, the effect of adopting this SOP will not have a material impact on the Company's consolidated financial statements.


5.   NET INCOME PER SHARE AND PARTNERSHIP UNITS:
     -------------------------------------------

     The Company's basic and diluted earnings per share for three months ended March 31, 1998 under SFAS No. 128, "Earnings per Share" are as follows:

         Basic earnings per common share              $ .32
         Diluted earnings per common share            $ .32

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic and diluted earnings per share was 11,342,000 and 11,447,000, respectively, for the three months ended March 31, 1998. At March 31, 1998, a total of 1,291,000 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three months ended March 31, 1998 was 12,658,000 and 12,763,000, respectively.


6.   ACQUISITIONS OF HOTEL PROPERTIES:
     ---------------------------------

     During the quarter ended March 31, 1998, the Company acquired, in a single transaction, two hotel properties for an aggregate consideration of $37,000 which was funded with cash proceeds from the Offering and borrowings under the Company's credit facility. The hotel properties acquired were the 317-room Knoxville Hilton in Knoxville, Tennessee and the 251-room High Point Radisson in High Point, North Carolina. These properties are leased to and managed by BMC under long-term Percentage Leases. The acquisitions were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on the date of acquisition.


7.   CREDIT FACILITY:
     ----------------

     The Company has a credit facility with a group of banks which enables the Company to borrow up to $150,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75% (7.19% at March 31, 1998), as defined. The Company is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in November 1999, with an additional one-year extension at the Company's option, and is secured by first mortgages on thirteen of the Hotels. As of March 31, 1998 and December 31, 1997, the Company had $91,750 and $31,200, respectively, outstanding against the credit facility.

     The credit facility requires, among other things, the Company to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain its franchise agreement at each Hotel and to maintain its REIT status. The Company was in compliance with its covenants at March 31, 1998 and December 31, 1997.

8.   PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     The Percentage Leases have noncancelable remaining terms ranging from three to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined , or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended March 31, 1998 and 1997 was $10,859 and $7,208, respectively, of which approximately $2,302 and $2,172, respectively, was in excess of minimum rent.

     Future minimum rentals (ignoring future CPI increases) to be received by the Company from BMC and from other lessees pursuant to the Percentage Leases for each of the years in the period 1998 to 2002 and in total thereafter are as follows:


                                               Other
                               BMC             Lessees             Totals
                               ---             -------             ------
      1998                  $ 27,542           $ 8,431           $ 35,973
      1999                    28,107             8,725             36,832
      2000                    28,107             8,925             37,032
      2001                    21,905             8,925             30,830
      2002                    15,074             7,526             22,600
   Thereafter                 37,257            27,201             64,458
                              ------            ------             ------
                            $157,992           $69,733           $227,725
                            ========           =======           ========


9.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of BMC. BMC was a significant source of the Company's Percentage Lease revenue through March 31, 1998. At March 31, 1998 and December 31, 1997, the Company had rent receivable of $1,547 and $897, respectively, due from BMC.

     At March 31, 1998 and December 31, 1997, the Company had a payable to BMC of $2,339 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.


10.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
     --------------------------------------------------

     During the quarters ended March 31, 1998 and 1997, the noncash financing transactions consisted of $7,207 and $4,902, respectively, of dividends and Partnership distributions which were declared but not paid as of March 31, 1998 and 1997, respectively.

     Interest paid during the quarter ended March 31, 1998 was $1,598. There was no interest paid during the quarter ended March 31, 1997.


11.  SUBSEQUENT EVENTS:
     ------------------

     In May 1998, the Company acquired the 208-room Pink Shell Resort in Fort Myers Beach, Florida for net cash consideration of $19,250, after $2 million of purchase price funded by South Seas Resorts (South Seas), the lessee of the hotel. The acquisition was funded through borrowings under the Company's credit facility. South Seas leases and manages the property under a long-term Percentage Lease.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)


                                                                        (Unaudited)
                                                                          March 31,   December 31,
                                   ASSETS                                   1998          1997
                                   ------                                ----------   -----------
CASH AND CASH EQUIVALENTS                                                  $ 5,622      $ 6,862
ACCOUNTS RECEIVABLE:
     Trade, net of allowance for doubtful accounts of $128 and $84 at
         March 31, 1998 and December 31, 1997, respectively                 11,155        3,859
     Boykin Hotel Properties, L.P.                                           2,339        1,069
     Red Lion Inns Limited Partnership                                       1,328           --
INVENTORIES                                                                  2,192          788
PROPERTY AND EQUIPMENT, net                                                    419          366
INVESTMENT IN BOYKIN LODGING COMPANY                                           529          529
PREPAID EXPENSES AND OTHER ASSETS                                            2,326          908
                                                                           -------      -------
     Total assets                                                          $25,910      $14,381
                                                                           =======      =======
                      LIABILITIES AND MEMBERS' CAPITAL
                      --------------------------------
RENT PAYABLE:
     Boykin Hotel Properties, L.P.                                         $ 1,547      $   897
     Red Lion Inns Limited Partnership                                         941           --
ACCOUNTS PAYABLE:
     Trade                                                                   3,612        1,746
     Advance deposits                                                        1,310          259
     Bank overdraft liability                                                1,721        2,837
     Former owners and affiliate                                                --            2
ACCRUED EXPENSES:
     Accrued payroll                                                         1,961          391
     Accrued vacation                                                        2,492          893
     Accrued sales, use and occupancy taxes                                  2,068          646
     Other accrued liabilities                                               7,116        2,437
                                                                           -------      -------
     Total liabilities                                                      22,768       10,108
                                                                           -------      -------
MEMBERS' CAPITAL:
     Capital contributed                                                     3,000        3,000
     Retained earnings (deficit)                                               104        1,235
     Unrealized appreciation on investment                                      38           38
                                                                           -------      -------
     Total members' capital                                                  3,142        4,273
                                                                           -------      -------
     Total liabilities and members' capital                                $25,910      $14,381
                                                                           =======      =======

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                      1998           1997
                                                    --------       --------
REVENUES:
     Room revenue                                   $ 32,518       $ 15,760
     Food and beverage revenue                        15,928          6,071
     Other hotel revenue                               2,989          1,149
     Other revenue                                       755            771
                                                    --------       --------
         Total revenues                               52,190         23,751
                                                    --------       --------
EXPENSES:
     Departmental expenses of hotels --
         Rooms                                         8,001          3,508
         Food and beverage                            12,161          4,539
         Other                                         1,563            570
     Cost of goods sold of nonhotel operations           251            168
     Percentage lease expense                         14,734          7,208
     General and administrative                        5,937          2,937
     Advertising and promotion                         2,631          1,023
     Utilities                                         2,520            954
     Franchisor royalties and other charges            1,683          1,141
     Repairs and maintenance                           2,015          1,100
     Depreciation and amortization                        22             20
     Management fee expense                            1,787             --
     Other                                                16             45
                                                    --------       --------
         Total expenses                               53,321         23,213
                                                    --------       --------
NET (LOSS) INCOME                                   $ (1,131)      $    538
                                                    ========       ========
COMPREHENSIVE (LOSS) INCOME                         $ (1,131)      $    538
                                                    ========       ========





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)



                                                                               1998         1997
                                                                            ----------    ---------
Cash flows from operating activities:
     Net (loss) income                                                       $(1,131)      $   538
     Adjustments to reconcile net (loss) income to net cash provided by
     (used for) operating activities
         Depreciation and amortization                                            22            20
         Changes in assets and liabilities--
            Accounts receivable                                               (9,894)         (454)
            Inventories                                                       (1,404)          (66)
            Prepaid expenses and other assets                                 (1,418)         (476)
            Rent payable                                                       1,591         1,866
            Accounts payable                                                   1,799           (30)
            Other accrued liabilities                                          9,270         1,091
                                                                             -------       -------
                  Net cash (used for) provided by operating activities        (1,165)        2,489
                                                                             -------       -------
Cash flows from investing activities:
     Property additions                                                          (75)          (11)
                                                                             -------       -------
         Net cash used for investing activities                                  (75)          (11)
                                                                             -------       -------
Cash flows from financing activities:
     Payments of obligations to former owners                                     --           (16)
     Collections of amounts due from former owners                                --             7
                                                                             -------       -------
         Net cash used for financing activities                                   --            (9)
                                                                             -------       -------
Net change in cash and cash equivalents                                       (1,240)        2,469
Cash and cash equivalents, beginning of period                                 6,862         5,469
                                                                             -------       -------
Cash and cash equivalents, end of period                                     $ 5,622       $ 7,938
                                                                             =======       =======




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                          (DOLLAR AMOUNTS IN THOUSANDS)


1.   DESCRIPTION OF BUSINESS:
     ------------------------

     Boykin Management Company Limited Liability Company and its subsidiaries (collectively, "BMC") (i) lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;
(ii) manage full and limited service hotels located throughout the United States pursuant to management agreements; (iii) provide national purchasing services to hotels, and (iv) provide interior design services to hotels and other businesses.


2.   ORGANIZATION:
     -------------

     BMC commenced operations on November 4, 1996 as an Ohio limited liability company. BMC is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company (the "Company").

     Pursuant to formation transactions related to the November 4, 1996 initial public offering of the Company, Boykin Management Company ("former BMC") and Bopa Design Company (doing business as Spectrum Services), wholly owned subsidiaries of The Boykin Company ("TBC"), were merged into subsidiaries of BMC. In addition, Purchasing Concepts, Inc. ("PCI") contributed its assets to a subsidiary of BMC and that subsidiary assumed PCI's liabilities. TBC and PCI are related through common ownership. BMC and its subsidiaries are the successors to the businesses of former BMC, Spectrum Services and PCI. As BMC, former BMC, Spectrum Services and PCI were related through common ownership, there were no purchase accounting adjustments to the historical carrying values of the assets and liabilities of former BMC, Spectrum Services and PCI upon merger into or contribution to the subsidiaries of BMC. In connection with the formation of BMC, certain assets and liabilities of nine of the BMC Hotels (Note 5) were assumed by BMC.


3.   BASIS OF PRESENTATION:
     ----------------------

     These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to BMC's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.


4.   NEW ACCOUNTING STANDARDS:
     -------------------------

     Effective January 1, 1998, BMC adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in members' capital from nonowner sources, which for BMC, consist of differences between the cost basis and fair market value of its investment of 20,000 common shares in the Company . For the quarter ended March 31, 1998, there were no differences between net income and comprehensive income.


5.   PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     BMC leases 15 hotels (the "BMC Hotels") from the Partnership, pursuant to long-term leases (Percentage Leases). The BMC Hotels are located in Cleveland, Ohio (2); Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; and French Lick, Indiana.

     The Percentage Leases have noncancellable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. BMC is required to pay the higher of minimum rent, as defined, or a percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues is generally at 6% of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to annual adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

     Other than real estate and personal property taxes, casualty insurance and capital improvements, which are obligations of the Partnership, the Percentage Leases require BMC to pay all costs and expenses incurred in the operation of the BMC Hotels.

     The Percentage Leases require BMC to indemnify the Company against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the BMC Hotels.


6.   PERCENTAGE LEASE AGREEMENT WITH RED LION:
     -----------------------------------------

     The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") on December 30, 1997 with Red Lion Inns Limited Partnership ("Red Lion"), under which the Company agreed to acquire the portfolio of 10 DoubleTree-licensed hotels owned by Red Lion (the "DoubleTree Hotels"). The DoubleTree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho and Nebraska. Effective January 1, 1998, the Doubletree Hotels were leased or subleased to Westboy LLC, a wholly-owned subsidiary of BMC. Pursuant to this lease agreement, Westboy LLC is required to pay a base monthly rental of $1,700 plus a percentage rental. The lessor is responsible for certain costs of the DoubleTree Hotels, including property taxes, property insurance, capital expenditures, depreciation expense and ground lease rental. If the proposed merger is consummated, the Doubletree Hotels will continue to be managed by DoubleTree and to be leased to Westboy LLC.


7.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     At March 31, 1998 and December 31, 1997 BMC had receivables from the Partnership of $2,339 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

     At March 31, 1998 and December 31, 1997 BMC had payables to the Partnership of $1,547 and $897, respectively, for amounts due pursuant to the Percentage Leases.

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

     On November 4, 1996, the Company completed an initial public offering (the "Initial Offering") of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173.9 million. The Company contributed all of the net proceeds to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40 million intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Initial Offering. On conversion of the Note, the Company will receive an additional general partnership interest in the Partnership of 1.3%. The Company is the sole general partner of the Partnership.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the "Initial Hotels"). In 1997, the Company acquired interests in eight additional hotels and two more during the first quarter of 1998, bringing the total number of hotels owned at March 31, 1998 to 19 with an aggregate of 5,136 guest rooms (collectively, the "Hotels"). The Partnership and its subsidiaries lease fifteen of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company ("BMC"), two Hotels to CapStar Hotel Company ("CapStar"), one Hotel to Davidson Hotel Company ("Davidson") and one Hotel to Outrigger Lodging Services ("Outrigger") pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). The Partnership owns a 100% equity interest in the fifteen Hotels leased by BMC. The remaining four Hotels are owned by joint ventures, three of which the Partnership has a 91% equity interest and the other an 80% equity interest. The minority interests in these Hotels are owned by CapStar, Davidson and Outrigger, or their affiliates, respectively.

     On December 30, 1997, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Red Lion Inns Limited Partnership ("Red Lion"), under which the Company agreed to acquire the portfolio of 10 DoubleTree-licensed hotels owned by Red Lion (the "DoubleTree Hotels"). The DoubleTree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho and Nebraska. If the proposed merger is consummated, the DoubleTree Hotels will continue to be managed by DoubleTree Hotels Corporation and will be leased to Westboy LLC, a wholly-owned subsidiary of BMC. Under the Merger Agreement, the Company will issue 3,110,048 common shares and pay approximately $35.3 million in cash to the Red Lion limited partners and general partner. The Partnership will become responsible for Red Lion's liabilities, which the Company estimates will be approximately $156 million. At the time of the announcement of the Merger Agreement, the consideration value was expected to total approximately $271 million. The Company expects to complete the proposed merger in May 1998. Consummation of the proposed merger is subject to various conditions, including approval by the Red Lion limited partners and approval by the Company's shareholders of the issuance of the common shares. There is no assurance that the proposed merger will be completed.

     The Company's principal source of revenue is lease payments from its lessees' pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Company's hotels. The lessees' ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Because of the foregoing and the significance of BMC to the Company, management believes that a discussion of the operations of BMC is important to an understanding of the business of the Company.

FIRST QUARTER HIGHLIGHTS

     In February 1998, the Company completed a follow-on equity offering (the "Offering") of 4,500,000 common shares, pursuant to the Company's $300 million shelf registration statement, which provides for the issuance of up to $300 million in securities over the next two years . The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112.5 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership which were used by the Partnership to pay existing indebtedness under the Company's $150 million credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two Hotels purchased in March 1998 and for general corporate purposes. As a result of the Offering and the purchase of the limited partnership units, the Company increased its ownership percentage in the Partnership to 90.3%.

     During the quarter ended March 31, 1998, the Company acquired, in a single transaction, two hotel properties for an aggregate consideration of $37 million which was funded with cash proceeds from the Offering and borrowings under the Company's credit facility. The hotel properties acquired were the 317-room Knoxville Hilton in Knoxville, Tennessee and the 251-room High Point Radisson in High Point, North Carolina. These properties are leased to and managed by BMC under long-term Percentage Leases.

     In January 1998, the Company reopened the Daytona Beach Radisson Resort following a complete $7 million renovation of the hotel. During the first quarter of 1998, the Company also continued its $3.6 million renovation of the Crabtree Holiday Inn in Raleigh, North Carolina and began significant renovations at the Berkeley Marina Radisson and the Cleveland Airport Marriott (estimated at $6 million each). The Company expects to complete these renovations in the second and third quarters of 1998 and the Company expects that these properties will be adversely impacted during the renovation periods. Once complete, however, the Company expects these hotels to contribute significantly to earnings going forward. The Company also began a $1.5 million renovation at the Holiday Inn Minneapolis West and $2 million of general upgrades at the French Lick Springs Resort. Management expects the capital expenditures of these properties to improve their operating results and should not be adversely impacted of the magnitude of the Crabtree, Berkeley and Cleveland Airport hotels.


RESULTS OF OPERATIONS

     The following discusses (i) the Company's results of operations for the quarter ended March 31, 1998 compared to the same period in 1997, and (ii) BMC's results of operations for the quarter ended March 31, 1998 compared to the same period in 1997.

THE COMPANY

     For the three months ended March 31, 1998 Percentage Lease revenue increased to $10.9 million, or 50.7%, from $7.2 million for the same period in 1997. The increase was primarily because of an increase in the number of Hotels owned by the Company from 12 to 19 at March 31, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC represented $8.6 million, or 79.6%, of total Percentage Lease revenue, compared to 100% in 1997.

     Income before minority interests increased to $4.1 million in 1998 compared to $3.8 million in 1997. As a percent of total revenue, income before minority interest decreased to 37.3% in 1998 from 51.4% in 1997, primarily resulting from
(i) an increase in interest expense to $1.2 million in 1998, or 10.7%, of total revenues in 1998, compared to $52, or .1%, in 1997, (ii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 26.1% in 1997 to 29.5% in 1998, and (iii) a slight increase in real estate and personal property taxes, insurance, ground rent to 14.0% of total revenues in 1998, compared to 13.7% in 1997, and (iv) an increase in general and administrative expenses, as a percent of total revenues, from 6.6% in 1997 to 7.3% in 1998. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used to fund first quarter 1997 acquisitions.

     The Company's net income increased 7.9% to $3.6 million for the three months ended March 31, 1998, compared to $3.4 million in 1997. Minority interest applicable to the operating partnership decreased to $380 in 1998, or 3.5%, of total revenues, compared to $446, or 6.0%, in 1997. The common shares issued as part of the February 1998 Offering had the effect of diluting the limited partners ownership interests in the Partnership.

     The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended March 31, 1998 and 1997, respectively, (in thousands):


                                                  1998              1997
                                                  ----              ----
Net income                                    $  3,649         $   3,381

Real estate related depreciation
   and amortization                              3,220             1,941
Minority interest                                  424               446
FFO applicable to joint venture
   minority interest                               (71)                -
                                             ---------         ---------

Funds from operations                          $ 7,222         $   5,768
                                              ========         =========


BMC

     For the quarter ended March 31, 1998 BMC's hotel revenues increased 123.8%, to $51.4 million, compared to $23.0 million for the same period in 1997. The increase was attributable to an increase in the number of hotels leased by BMC from 12 to 25 at March 31, 1997 and 1998, respectively, primarily because of the January 1, 1998 commencement of the Percentage Lease related to the 10 DoubleTree Hotels leased by Westboy LLC. The DoubleTree Hotels contributed $25.0 million of revenues to BMC during the quarter ended March 31, 1998. The remaining increase in hotel revenues resulted from an additional three hotels leased from the Partnership. BMC recorded a net loss of $1.1 million for the quarter ended March 31, 1998 compared to $538 of net income in 1997. The loss in 1998 was primarily due to the seasonality of the majority of new hotels leased which experience their lowest occupancy in the first quarter compared to the other three quarters of the year. These hotels were expected to experience a loss in the first quarter resulting from their requirement to pay minimum rent under the respective Percentage Leases.

     The Percentage Lease expense for the quarter ended March 31, 1998 increased 104.4%, to $14.7 million, compared to $7.2 million for the same period in 1997. Percentage Lease expense in 1998 of $6.1 million related to the DoubleTree Hotels was the primary reason for the increase. The remaining increase in Percentage Lease expense resulted from the increased number of hotels leased from the Partnership. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $38.3 million in the quarter ended March 31, 1998 compared to $15.8 million for the same period in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 74.5% in 1998 from 68.9% in 1997 primarily because of $1.8 million of management fee expense to DoubleTree, the manager of the DoubleTree Hotels, pursuant to a management agreement between Westboy LLC and DoubleTree.

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

     On March 31, 1998, the Company had $2.8 million of cash and cash equivalents and had outstanding borrowings totaling $31.2 million against its credit facility. On May 1, 1998, the Company acquired the 208-room Pink Shell Resort in Fort Myers Beach, Florida for net cash consideration of $19.3 million, after $2 million of purchase price funded by South Seas Resorts ("South Seas"), the lessee of the hotel. The acquisition was funded through borrowings under the Company's credit facility. The borrowings under the Company's credit facility increased to $57.2 million on May 1, 1998 to fund the acquisition of the Pink Shell Resort and to fund capital expenditures, primarily for renovations.

     For information relating to the terms of the Company's current $150 million credit facility, reference is made to Note 7 of the Notes to Consolidated Financial Statements of Boykin Lodging Company discussed within this Form 10-Q. The Company obtained its credit facility to assist in funding its acquisitions and development of additional hotels and for certain other purposes, including capital expenditures and working capital, as necessary.

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

     The Company estimates that on a pro forma basis, giving effect to the purchase of the Pink Shell Resort in May 1998, the closing of the Proposed Merger, and the borrowings under the Fixed Rate Loan and the new credit facility, the Company would have approximately $254 million in outstanding indebtedness and available borrowing capacity under the new credit facility of $126 million.

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

     The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures equal to specified percentages of total revenues of the Hotels. In addition, the Company intends to make funds available from the Credit Facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the quarter ended March 31, 1998, the Company made $7.4 million of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

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

SEASONALITY

     The Hotels' operations historically have been seasonal. Fifteen of the Hotels maintain higher occupancy rates during the second and third quarters. The four Hotels located in Florida, and the Pink Shell Resort, also located in Florida, experience their highest occupancy rates in the first quarter. The seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to make quarterly distributions at the current rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease revenue, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                                     PART II


ITEM 1.           LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 1998, the Company completed the Offering of 4,500,000 common shares, pursuant to the Company's $300 million shelf registration statement, which provides for the issuance of up to $300 million in securities over the next two years . The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112.5 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership which were used by the Partnership to pay existing indebtedness under the Company's $150 million credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two Hotels purchased in March 1998 and for general corporate purposes.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         2.1***   Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                  Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                  Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                  Corporation I, Inc., Boykin Acquisition Corporation II, Inc.,
                  and Boykin Acquisition Partnership, L.P.
         3.1*     Amended and Restated Articles of Incorporation
         3.2*     Code of Regulations
         4.1*     Specimen Share Certificate
         10.1*    Limited Partnership Agreement of Boykin Hotel Properties, L.P.
         10.2*    Form of Registration Rights Agreement
         10.3*    Long-Term Incentive Plan
         10.4*    Directors' Deferred Compensation Plan
         10.5*    Employment Agreement between the Company and Robert W. Boykin
         10.6*    Employment Agreement between the Company and Raymond P.
                  Heitland
         10.7*    Employment Agreement between the Company and Mark L. Bishop
         10.8*    Form of Percentage Lease
         10.9*    Intercompany Convertible Note
         10.10*   Agreements with General Partners of the Contributed
                  Partnerships
         10.11*   Form of Noncompetition Agreement
         10.12*   Alignment of Interests Agreement
         10.13**  Description of Employment Arrangement between the Company and
                  Paul A. O'Neil
         27       Financial Data Schedule

         99.1*** Partnership Interest Assignment Agreement dated as of December 30, 1997 by and among Red Lion Properties, Inc., Boykin Hotel Properties, L.P., Boykin Lodging Company and West Doughboy
                   LLC.
         99.2*** Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Westboy LLC
         99.3*** Termination of Management Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Red Lion Hotels, Inc.
         99.4*** Management Agreement dated as of December 30, 1997 by and between Red Lion Hotels, Inc. and Westboy LLC.
         99.5*** Owner Agreement dated as of December 30, 1997 by and among Red Lion Inns Operating L.P., Westboy LLC and Red Lion Hotels, Inc.
         99.6*** Joint Press Release of Red Lion Inns Limited Partnership and Boykin Lodging Company dated as of December 30, 1997.

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

         *** Incorporated by reference from the Company's Form 8-K filing on January 8, 1998 related to the Proposed Merger.


         (b)      Reports on Form 8-K
                  -------------------

         Date Filed                         Items Reported                      Summary
         ----------                         --------------                      -------

1)       January 8, 1998 (date of
         report - December 30, 1997)        Item 5 (other events)               The Company announced the
                                                                                Proposed Merger agreement with
                                                                                Red Lion Inns Limited Partnership,
                                                                                Red Lion Properties, Inc. and Red
                                                                                Lion Inns Operating L.P.

2)       January 28, 1998 (date of
         report - January 28, 1998)         Item 7 (financial statements,       Financial statements related to
                                            pro forma financial information     Proposed Merger for Red Lions
                                            and exhibits)                       Inns Limited Partnership.



                                            Item 7 (financial statements,       Financial statements related to
                                            pro forma financial information     the Company's acquisitions of
                                            and exhibits)                       Marriott's Hunt Valley Inn and the
                                                                                Holiday Inn Minneapolis West.

3)       February 5, 1998 (date of                                              Amended Form 8-K/A for January
         report - January 28, 1998)                                             28, 1998 Form 8-K filing.

4)       February 18, 1998 (date of         Item 7 (financial statements,       The Company completed a follow-
         report - February 18, 1998)        pro forma financial information     on equity offering of 4,500,000
                                            and exhibits)                       common shares.

5)       March 27, 1998 (date of
         report - March 12, 1998)           Item 5 (other events)               The Company acquired the High
                                                                                Point Radisson in High Point,
                                                                                North Carolina and the Knoxville
                                                                                Hilton in Knoxville, Tennessee.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to (i) the leasing, management or performance of the Hotels, the DoubleTree Hotels and other hotels to be acquired; (ii) the adequacy of reserves for renovation and refurbishment; (iii) potential acquisitions by the Company, including the Proposed Merger; (iv) the Company's financing plans; and (v) trends affecting the Company's or any hotel's financial condition or results of operations.

         Prospective investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The information contained in this Form 10-Q and in the documents incorporated by reference herein identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           BOYKIN LODGING COMPANY


                                           /s/ Robert W. Boykin
                                           -------------------------------------
May 15, 1998                               Robert W. Boykin
                                           Director, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Raymond P. Heitland
                                           -------------------------------------
May 15, 1998                               Raymond P. Heitland
                                           Director, Chief Financial Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

                  Exhibits
                  --------

         2.1***   Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                  Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                  Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                  Corporation I, Inc., Boykin Acquisition Corporation II, Inc.,
                  and Boykin Acquisition Partnership, L.P.
         3.1*     Amended and Restated Articles of Incorporation
         3.2*     Code of Regulations
         4.1*     Specimen Share Certificate
         10.1*    Limited Partnership Agreement of Boykin Hotel Properties, L.P.
         10.2*    Form of Registration Rights Agreement
         10.3*    Long-Term Incentive Plan
         10.4*    Directors' Deferred Compensation Plan
         10.5*    Employment Agreement between the Company and Robert W. Boykin
         10.6*    Employment Agreement between the Company and Raymond P.
                  Heitland
         10.7*    Employment Agreement between the Company and Mark L. Bishop
         10.8*    Form of Percentage Lease
         10.9*    Intercompany Convertible Note
         10.10*   Agreements with General Partners of the Contributed
                  Partnerships
         10.11*   Form of Noncompetition Agreement
         10.12*   Alignment of Interests Agreement
         10.13**  Description of Employment Arrangement between the Company and
                  Paul A. O'Neil
         27       Financial Data Schedule
         99.1***  Partnership Interest Assignment Agreement dated as of December
                  30, 1997 by and among Red Lion Properties, Inc., Boykin Hotel
                  Properties, L.P., Boykin Lodging Company and West Doughboy
                   LLC.
         99.2***  Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Westboy LLC
         99.3***  Termination of Management Agreement dated as of December 30,
                  1997 by and between Red Lion Inns Operating L.P. and Red Lion
                  Hotels, Inc.
         99.4***  Management Agreement dated as of December 30, 1997 by and between Red Lion Hotels, Inc. and Westboy LLC.
         99.5***  Owner Agreement dated as of December 30, 1997 by and among Red
                  Lion Inns Operating L.P., Westboy LLC and Red Lion Hotels,
                  Inc.
         99.6***  Joint Press Release of Red Lion Inns Limited Partnership and
                  Boykin Lodging Company dated as of December 30, 1997.

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