Form 10-Q
period 1998-06-30
BOYKIN LODGING CO
filed 1998-08-14
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998   Commission file number  001-11975
                                                                       ---------

                             Boykin Lodging Company
             (Exact Name of Registrant as Specified in Its Charter)

       Ohio                                                 34-1824586
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue            44115
  (Address of Principal Executive Office)                      (Zip Code)

                                 (216) 430-1200
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

         The number of Common Shares, without par value, outstanding as of August 14, 1998: 17,156,857

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                             BOYKIN LODGING COMPANY
                          INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:
         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997...............................................................................3
         Consolidated Statements of Income for the Three and Six Months
              Ended June 30, 1998 and 1997 (unaudited)............................................................4
         Consolidated Statement of Shareholders' Equity for the Six Months
              Ended June 30, 1998 (unaudited).....................................................................5
         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997 (unaudited)............................................................6
         Notes to Consolidated Financial Statements...............................................................7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997..............................................................................13
         Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 1998 and 1997 (unaudited)...........................................................14
         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997 (unaudited)...........................................................15
         Notes to Consolidated Financial Statements..............................................................16

                      BOYKIN LODGING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                      (AMOUNTS IN THOUSANDS)

                                                                        (Unaudited)
                                                                          June 30,   December 31,
                                                                            1998         1997
                                                                          ---------  ------------
                                     ASSETS
                                     ------
INVESTMENT IN HOTEL PROPERTIES, net                                       $ 593,197    $ 231,651

CASH AND CASH EQUIVALENTS                                                     4,686        1,855

RENT RECEIVABLE FROM LESSEES:
  Related party lessees                                                       7,382          897
  Third party lessees                                                         1,050          360

DEFERRED EXPENSES, net                                                        3,517        2,055

OTHER ASSETS                                                                  1,099        2,037
                                                                          ---------    ---------
  Total assets                                                            $ 610,931    $ 238,855
                                                                          =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

BORROWINGS AGAINST CREDIT FACILITY                                        $ 143,200    $  91,750

TERM NOTE PAYABLE                                                           130,000         --

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         9,073        4,688

DIVIDENDS/DISTRIBUTIONS PAYABLE                                               8,671        4,893

DUE TO LESSEES:
  Related party lessees                                                       2,432        1,069
  Third party lessees                                                         1,009        1,268

MINORITY INTEREST IN JOINT VENTURES                                          10,954        7,318

MINORITY INTEREST IN OPERATING PARTNERSHIP                                   12,176       13,054

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                               --           --
 Common shares, without par value; 40,000,000 shares
     authorized; 17,156,857 and 9,542,251 shares issued and outstanding
     June 30, 1998 and December 31, 1997, respectively,  stated at             --           --
 Additional paid-in capital                                                 309,326      124,430
 Retained deficit                                                           (15,910)      (9,615)
                                                                          ---------    ---------
  Total shareholders' equity                                                293,416      114,815
                                                                          ---------    ---------
       Total liabilities and shareholders' equity                         $ 610,931    $ 238,855
                                                                          =========    =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                         ----------------------      ----------------------
                                                           1998          1997          1998          1997
                                                         --------      --------      --------      --------
REVENUES:
  Lease revenue from related party                       $ 13,955      $  9,699      $ 22,601      $ 16,907
  Other lease revenue                                       3,409          --           5,622          --
  Interest income                                             128            29           182           260
                                                         --------      --------      --------      --------
                                                           17,492         9,728        28,405        17,167
                                                         --------      --------      --------      --------
EXPENSES:
  Real estate related depreciation and amortization         5,096         2,405         8,316         4,346
  Real estate and personal property taxes, insurance
        and ground rent                                     2,036         1,323         3,560         2,345
  General and administrative                                1,103           551         1,901         1,039
  Interest expense                                          2,583           341         3,751           393
  Amortization of deferred financing costs                    145           109           275           218
                                                         --------      --------      --------      --------
                                                           10,963         4,729        17,803         8,341
                                                         --------      --------      --------      --------
INCOME BEFORE MINORITY INTERESTS AND
EXTRAORDINARY ITEM                                          6,529         4,999        10,602         8,826

MINORITY INTEREST IN JOINT VENTURES                          (201)         --            (245)         --

MINORITY INTEREST IN OPERATING PARTNERSHIP                   (470)         (626)         (850)       (1,072)
                                                         --------      --------      --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                            5,858         4,373         9,507         7,754

EXTRAORDINARY ITEM- Loss on early extinguishment
   of debt, net of $110 of minority interest               (1,138)         --          (1,138)         --
                                                         --------      --------      --------      --------
NET INCOME APPLICABLE TO COMMON SHARES                   $  4,720      $  4,373      $  8,369      $  7,754
                                                         ========      ========      ========      ========

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:            $   0.38      $   0.46      $   0.71      $   0.81
  Basic                                                  $   0.38      $   0.46      $   0.71      $   0.81
  Diluted

EARNINGS PER SHARE:                                      $   0.31      $   0.46      $   0.63      $   0.81
  Basic                                                  $   0.31      $   0.46      $   0.62      $   0.81
  Diluted

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:                                              15,412         9,516        13,388         9,516
  Basic                                                    15,436         9,553        13,462         9,586
  Diluted


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

                                                              Additional
                                                Common          Paid-In       Retained
                                                Shares          Capital       Deficit          Total
                                               ----------     ----------     ----------      ----------
Balance, December 31, 1997                      9,542,251     $  124,430     $   (9,615)     $  114,815
Issuance of common shares, net of offering
  expenses of $8,036                            7,614,606        184,896           --           184,896
Dividends declared                                   --             --          (14,664)        (14,664)
Net income                                           --             --            8,369           8,369
                                               ----------     ----------     ----------      ----------
Balance, June 30, 1998                         17,156,857     $  309,326     $  (15,910)     $  293,416
                                               ==========     ==========     ==========      ==========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                               1998           1997
                                                                             ---------      ---------
Cash flows from operating activities:
  Net income                                                                 $   8,369      $   7,754
  Adjustments to reconcile net income to net cash flow
       provided by operating activities-
       Extraordinary item - noncash loss on early extinguishment of debt         1,248           --
       Depreciation and amortization                                             8,591          4,588
       Minority interests                                                          985          1,072
       Changes in assets and liabilities-
          Rent receivable                                                       (5,726)        (3,327)
          Other assets                                                             689           (652)
          Accounts payable and accrued expenses                                  3,389          1,406
          Due to lessees                                                           308            899
                                                                             ---------      ---------
           Net cash flow provided by operating activities                       17,853         11,740
                                                                             ---------      ---------
Cash flows from investing activities:
  Acquisition of Red Lion Inns Operating L.P., net of common shares
       issued of $80,333 and cash acquired of $11                             (191,004)          --
  Acquisitions of hotel properties                                             (79,817)       (41,099)
  Improvements and additions to hotel properties                               (17,563)        (3,193)
                                                                             ---------      ---------
           Net cash flow used for investing activities                        (288,384)       (44,292)
                                                                             ---------      ---------
Cash flows from financing activities:
  Payment of dividends and distributions                                       (12,100)        (7,995)
  Borrowings against credit facility                                           148,200         20,000
  Repayment of borrowings against credit facility                              (96,750)          --
  Term note borrowing                                                          130,000           --
  Payment of deferred financing costs                                           (2,975)          --
  Net proceeds from issuance of common shares                                  104,563           --
  Additional offering costs                                                       --              (14)
  Distributions to joint venture minority interest partners                       (162)          --
  Capital contributions from joint venture minority interest partners            3,553           --
  Cash payments for redemption of certain limited partnership interests           (967)          (500)
                                                                             ---------      ---------
           Net cash flow provided by financing activities                      273,362         11,491
                                                                             ---------      ---------
Net change in cash and cash equivalents                                          2,831        (21,061)

Cash and cash equivalents, beginning of period                                   1,855         21,362
                                                                             ---------      ---------

Cash and cash equivalents, end of period                                     $   4,686      $     301
                                                                             =========      =========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND INITIAL PUBLIC OFFERING:
     -----------------------------------------

     Boykin Lodging Company (the "Company") is a self-administered equity real estate investment trust ("REIT") that was formed to acquire equity interests in hotel properties. The Company had no operations prior to November 4, 1996. On November 4, 1996, the Company completed an initial public offering of 8,275,000 common shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option (together with the initial public offering, the "Initial Offering"). The offering price of all shares sold was $20 per share, resulting in gross proceeds of approximately $190,325 and net proceeds (less the underwriters' discount and offering expenses) of approximately $173,898. The Company contributed all of the net proceeds of the Initial Offering to Boykin Hotel Properties, L.P., a limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40,000 Intercompany Convertible Note (the "Note"). The Note matures on the fifth anniversary of the closing of the Initial Offering. Interest on the Note accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum on the third anniversary of the completion of the Initial Offering, and is payable quarterly. The Note may be prepaid in full, but not in part, at any time. The Company will have the right to convert the Note after the second anniversary of the completion of the Initial Offering, and prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the initial offering price of the Company's common shares. The Company is the sole general partner of the Partnership. The Note is secured by mortgages on certain hotel properties.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the "Initial Hotels"). The Company acquired interests in eight additional hotels in 1997 and 14 more during the first six months of 1998, bringing the total number of hotels owned at June 30, 1998 to 31 with an aggregate of 8,689 guest rooms (collectively, the "Hotels"). The Partnership and its subsidiaries lease fifteen of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company ("BMC"), ten hotels to Westboy L.L.C. ("Westboy"), a wholly-owned subsidiary of BMC, two Hotels to MeriStar Hotels and Resorts, Inc. ("MeriStar"), one Hotel to Davidson Hotel Company ("Davidson"), one Hotel to Outrigger Lodging Services ("Outrigger"), one Hotel to South Seas Resorts ("South Seas") and one Hotel to Radisson Hospitality Worldwide ("Radisson"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of the leased hotel. The lessee holds the franchise agreement for each franchised hotel. The Partnership owns a 100% equity interest in the twenty-five Hotels leased by BMC and Westboy and the Hotel leased by South Seas. The remaining five Hotels are owned by joint ventures, in three of which the Partnership has a 91% equity interest, one an 85% equity interest, and the other an 80% equity interest. The minority interests in these Hotels are owned by MeriStar (9% and 20%), Davidson (9%), Outrigger (9%) and Radisson (15%), or their affiliates. BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

     Pursuant to the partnership agreement for the Partnership, the limited partners of the Partnership received exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at the Company's election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares initially issuable to the limited partners upon exercise of the exchange rights was 1,378,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company.

Basis of Presentation
---------------------

     The Company exercises control over the Partnership and its majority owned entities. Therefore, the separate financial statements maintained by the Company, the Partnership and all majority owned entities have been presented on a consolidated basis with the Company. All significant intercompany transactions and balances have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.

2. FOLLOW-ON EQUITY OFFERING AND PURCHASE OF PARTNERSHIP UNITS:
   ------------------------------------------------------------

     In February 1998, the Company completed a follow-on equity offering (the "Offering") of 4,500,000 common shares. The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112,500 and net proceeds (less the underwriters' discount and offering expenses) of approximately $106,313. The Company contributed all of the net proceeds to the Partnership, which were used by the Partnership to pay existing indebtedness under the Company's credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 (Note 6) and for general corporate purposes.

     The Company purchased 40,976 outstanding limited partnership units for aggregate cash consideration of $967. The excess of the aggregate purchase price paid over the capital account balances of the units purchased was $562 and was recorded as additional investment in hotel properties.

3. MERGER WITH RED LION INNS LIMITED PARTNERSHIP:
   ----------------------------------------------

     On May 22, 1998 the Company completed its merger with Red Lion Inns Limited Partnership ("Red Lion") under which the Company acquired Red Lion Inns Operating L.P. ("OLP") which owns a portfolio of ten DoubleTree-licensed hotels (the "DoubleTree Hotels"). The DoubleTree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho, and Nebraska. A subsidiary of Promus Hotel Corporation continues to manage the DoubleTree Hotels, which are leased to Westboy. Under the terms of the transaction, the Company issued 3,109,606 common shares and paid approximately $35,305 in cash to the Red Lion limited partners and general partner. The transaction was accounted for as a purchase. The common shares issued in the merger were valued at $25.83 for accounting purposes (the five day average trading price of the Company's shares before the merger announcement). The total consideration value, including assumed liabilities of approximately $155,710 and common shares issued valued at $80,333, was $271,348 in cash and common shares.

     As a result of the Offering, the merger and the purchase of the limited partnership units, the Company increased its ownership percentage in the Partnership to 92.2%.

4.   ACQUISITIONS OF HOTEL PROPERTIES:
     ---------------------------------

     In March 1998, the Company acquired, in a single transaction, two hotel properties for an aggregate consideration of $37,000 which was funded with cash proceeds from the Offering and borrowings under the Company's credit facility. The hotel properties acquired were the 317-room Knoxville Hilton in Knoxville, Tennessee and the 251-room High Point Radisson in High Point, North Carolina. These properties are leased to and managed by BMC under long-term Percentage Leases. The acquisitions were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on the date of acquisition.

     In May 1998, the Company acquired the 208-room Pink Shell Resort in Fort Myers Beach, Florida for net cash consideration of $19,250, after $2 million of purchase price funded by South Seas, the lessee of the hotel. The consideration paid by the Company was funded through borrowings under the Company's credit facility. South Seas leases and manages the property under a long-term Percentage Lease.

     In June 1998, the Company entered a joint venture with Radisson, forming RadBoy Mt. Laurel, L.L.C. ("RadBoy"), in which the Partnership owns an 85% interest. RadBoy purchased the 283-room Radisson Hotel Mount Laurel in Mount Laurel, New Jersey for net cash consideration of $23,240. The Company's share of the purchase price was funded through borrowings under the Company's credit facility. Radisson leases and manages the property under a long-term Percentage Lease.

5.   NEW ACCOUNTING STANDARDS:
     -------------------------

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

     In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessors, such as the Company, should defer recognition of contingent rental income until specified targets are met. The Company is evaluating the impact of the provisions of this EITF consensus on its interim revenue recognition. Upon completion of this evaluation, it is possible that application of the consensus may have a material impact on the revenue to be recognized in future interim periods. However, it should be noted that the EITF consensus will have no effect on amounts of lease revenue to be recognized on an annual basis or on cash flows from the Percentage Leases on an interim or annual basis.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." As the Company has not utilized such instruments or entered into any such activities to date, this pronouncement has no impact on the Company.

6. NET INCOME PER SHARE AND PARTNERSHIP UNIT:
   ------------------------------------------

    The Company's basic and diluted earnings per share for three and six months ended June 30, 1998 under SFAS No. 128, "Earnings per Share" are as follows:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                            ---------------------------  -------------------------------
                                                 1998          1997            1998             1997
                                                ------        ------          ------           -----
Basic earnings per common share                 $0.31         $0.46            $0.63           $0.81
Diluted earnings per common share               $0.31         $0.46            $0.62           $0.81

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At June 30, 1998, a total of 1,291,000 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three months ended June 30, 1998 was 16,703,000 and 16,727,000, respectively. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the six months ended June 30, 1998 was 14,692,000 and 14,766,000, respectively.

7.   CREDIT FACILITY:
     ----------------

     On June 11, 1998, the Company entered into a new unsecured credit facility with a group of banks, which enables the Company to borrow up to $250,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75% (7.31% at June 30, 1998), as defined. The Company is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension at the Company's option. The new facility replaced the Company's previous $150,000 credit facility, which was secured by first mortgages on thirteen of the Hotels. As of June 30, 1998 and December 31, 1997, the Company had $143,200 and $91,750, respectively, outstanding against the credit facility.

     The credit facility requires the Company, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain the franchise agreement at each Hotel and to maintain its REIT status. The Company was in compliance with its covenants at June 30, 1998 and December 31, 1997.

8.   TERM NOTE PAYABLE:
     ------------------

     In connection with the Red Lion merger, on May 22, 1998, OLP entered into a $130,000 term loan agreement. The loan expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The loan is secured by the DoubleTree Hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from OLP to the Partnership. Likewise, the assets of other entities may not be available to pay the creditors of OLP.

9.   EXTRAORDINARY ITEM:
     -------------------

     In connection with obtaining the new unsecured credit facility discussed in
Note 7, the Company wrote off existing deferred financing costs under the secured facility totaling $1,138. These charges, net of $110 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the quarter ended June 30, 1998.

10.  PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     The Percentage Leases have noncancelable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended June 30, 1998 and 1997 was $17,364 and $9,699, respectively, of which approximately $5,456 and $3,686, respectively, was in excess of minimum rent. Percentage Lease revenue for the six months ended June 30, 1998 and 1997 was $28,223 and $16,907, respectively, of which approximately $7,758 and $5,858, respectively, was in excess of minimum rent.

     Future minimum rentals (ignoring future CPI increases) to be received by the Company from BMC (including Westboy) and from other lessees pursuant to the Percentage Leases for each of the years in the period 1998 to 2002 and in total thereafter are as follows:

                                 BMC         Other Lessees           Totals
                                 ---         -------------           ------
Remainder of 1998              $24,254              $5,113          $29,367
1999                            48,507              10,425           58,932
2000                            48,507              10,625           59,132
2001                            42,305              10,625           52,930
2002                            35,474               9,226           44,700
Thereafter                      37,257              36,450           73,707
                              --------             -------         --------
                              $236,304             $82,464         $318,768
                              ========             =======         ========


11.  RELATED PARTY TRANSACTIONS:
     ---------------------------

     The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of BMC. BMC was a significant source of the Company's Percentage Lease revenue through June 30, 1998. At June 30, 1998 and December 31, 1997, the Company had rent receivable of $7,382 and $897, respectively, due from BMC.

     At June 30, 1998 and December 31, 1997, the Company had a payable to BMC of $2,432 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.

12.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
     --------------------------------------------------

     During the six-month periods ended June 30, 1998 and 1997, noncash financing transactions consisted of $8,671 and $4,892, respectively, of dividends and Partnership distributions which were declared but not paid as of June 30, 1998 and 1997, respectively. In connection with the completion of the Red Lion merger, the Company issued 3,109,606 common shares, valued at $80,333, as partial consideration for the acquisition of OLP.

     Interest paid during the six-month period ended June 30, 1998 and 1997 was $1,147 and $82, respectively.

13.  PRO FORMA FINANCIAL INFORMATION:
     --------------------------------

     The unaudited pro forma financial information set forth below is presented as if (i) the Offering discussed in Note 2, (ii) the merger with Red Lion discussed in Note 3, including the acquisition of the DoubleTree Hotels and the issuance of common shares and (iii) the acquisitions of properties in 1997 and the 1998 acquisitions discussed in Note 3 had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Offering, the Red Lion merger, and the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                             1998        1997
                                                                             ----        ----
Revenues:

     Lease Revenue                                                          $41,411     $41,554
     Interest Income                                                            167        --
                                                                            -------     -------
                                                                             41,578      41,554
Expenses:

     Real estate related depreciation and amortization                       13,307      12,653
     Real estate and personal property taxes, insurance and ground rent       4,954       5,204
     General and administrative                                               1,901       1,039
     Interest expense                                                         9,556       9,466
     Amortization of deferred financing costs                                   334         294
                                                                            -------     -------
Income before minority interest and extraordinary item                       11,526      12,898
Minority interest                                                             1,046         946
                                                                            -------     -------
Income before extraordinary item                                            $10,480     $11,952
                                                                            =======     =======
Income per share before extraordinary item
     Basic                                                                  $  0.61     $  0.70
     Diluted                                                                $  0.61     $  0.69

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

                                                                         (Unaudited)
                                                                          June 30,    December 31,
ASSETS                                                                      1998          1997
------                                                                   -----------  ------------
CASH AND CASH EQUIVALENTS                                                 $ 13,159      $  6,862

ACCOUNTS RECEIVABLE:
     Trade, net of allowance for doubtful accounts of $184 and $84 at
         June 30, 1998 and December 31, 1997, respectively                   7,379         3,859
     Boykin Hotel Properties, L.P.                                           1,637         1,069
     Red Lion Inns Operating L.P.                                              795          --

INVENTORIES                                                                  2,346           788

PROPERTY AND EQUIPMENT, net                                                    476           366

INVESTMENT IN BOYKIN LODGING COMPANY                                           434           529

PREPAID EXPENSES AND OTHER ASSETS                                            1,615           908
                                                                          --------      --------
     Total assets                                                           27,841      $ 14,381
                                                                          ========      ========
LIABILITIES AND MEMBERS' CAPITAL

RENT PAYABLE:
     Boykin Hotel Properties, L.P.                                        $  3,049      $    897
     Red Lion Inns Operating L.P.                                            4,333          --

ACCOUNTS PAYABLE:
     Trade                                                                   4,393         1,746
     Advance deposits                                                          971           259
     Bank overdraft liability                                                1,321         2,837
     Former owners and affiliate                                              --               2

ACCRUED EXPENSES:
     Accrued payroll                                                         1,785           391
     Accrued vacation                                                        2,636           893
     Accrued sales, use and occupancy taxes                                  2,431           646
     Other accrued liabilities                                               2,790         2,437
                                                                          --------      --------
     Total liabilities                                                      23,709        10,108
                                                                          --------      --------
MEMBERS' CAPITAL:
     Capital contributed                                                     3,000         3,000
     Retained earnings                                                       1,189         1,235
     Unrealized (depreciation)/appreciation on investment                      (57)           38
                                                                          --------      --------
     Total members' capital                                                  4,132         4,273
                                                                          --------      --------
     Total liabilities and members' capital                                 27,841      $ 14,381
                                                                          ========      ========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                           --------                      --------
                                                      1998           1997           1998           1997
                                                    ---------      ---------      ---------      ---------
REVENUES:

     Room revenue                                   $  39,968      $  19,652      $  72,486      $  35,412
     Food and beverage revenue                         18,768          8,303         34,696         14,374
     Other hotel revenue                                4,071          2,183          7,060          3,332
     Other revenue                                        809            737          1,564          1,508
                                                    ---------      ---------      ---------      ---------
         Total revenues                                63,616         30,875        115,806         54,626
                                                    ---------      ---------      ---------      ---------

EXPENSES:

     Departmental expenses of hotels:
         Rooms                                          9,460          4,366         17,461          7,874
         Food and beverage                             13,851          5,857         26,012         10,396
         Other                                          2,110          1,116          3,673          1,686

     Cost of goods sold of non-hotel operations           145            247            396            415
     Percentage lease expense                          18,563          9,699         33,297         16,907
     General and administrative                         6,380          3,463         12,317          6,400
     Advertising and promotion                          2,703          1,249          5,334          2,272
     Utilities                                          2,503          1,197          5,023          2,151
     Franchisor royalties and other charges             2,011          1,416          3,694          2,557
     Repairs and maintenance                            2,376          1,330          4,391          2,430
     Depreciation and amortization                         23             21             45             41
     Management fee expense                             2,534           --            4,321           --
     Other (income)/expense                              (128)           (16)          (112)            29
                                                    ---------      ---------      ---------      ---------
         Total expenses                                62,531         29,945        115,852         53,158
                                                    ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                   $   1,085      $     930      $     (46)     $   1,468
                                                    =========      =========      =========      =========
COMPREHENSIVE INCOME (LOSS)                         $     990      $     930      $    (141)     $   1,468
                                                    =========      =========      =========      =========










          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                              1998          1997
                                                                            --------      --------
Cash flows from operating activities:
     Net (loss) income                                                      $    (46)     $  1,468
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization                                            45            41
         Changes in assets and liabilities:
            Accounts receivable                                               (4,883)       (2,488)
            Inventories                                                       (1,558)         (318)
            Prepaid expenses and other assets                                   (707)       (1,018)
            Rent payable                                                       6,485         3,327
            Accounts payable                                                   1,841         1,726
            Other accrued liabilities                                          5,275           631
                                                                            --------      --------
         Net cash provided by operating activities                             6,452         3,369
                                                                            --------      --------
Cash flows from investing activities:
     Property additions                                                         (155)          (27)
                                                                            --------      --------
         Net cash used for investing activities                                 (155)          (27)
                                                                            --------      --------
Cash flows from financing activities:
     Payments of obligations to former owners                                   --            (373)
     Collections of amounts due from former owners                              --              69
                                                                            --------      --------
         Net cash used for financing activities                                 --            (304)
                                                                            --------      --------
Net change in cash and cash equivalents                                        6,297         3,038
Cash and cash equivalents, beginning of period                                 6,862         5,469
                                                                            --------      --------
Cash and cash equivalents, end of period                                    $ 13,159      $  8,507
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

                                  JUNE 30, 1998

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

3.   BASIS OF PRESENTATION:
     ----------------------

     The separate financial statements of BMC's subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to BMC's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.

4.   NEW ACCOUNTING STANDARDS:
     -------------------------

     Effective January 1, 1998, BMC adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in members' capital from nonowner sources, which for BMC consist of differences between the cost basis and fair market value of its investment in 20,000 common shares in the Company. For the three and six-month periods ended June 30, 1998, there was a difference of $95 between net income and comprehensive income due to the decline in market value of the investment.

     In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessees, such as BMC, should accrue contingent rental expense in interim periods prior to the lessee's achievement of the specified target that triggers the contingent rent expense, provided that achievement of the target by the end of the fiscal year is considered probable. BMC is evaluating the impact of the provisions of this EITF consensus on its interim recognition of lease expense. Upon completion of this evaluation, BMC believes the application of the consensus will have no material impact on its interim or annual operating results.

5.   PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     BMC leases 15 hotels (the "BMC Hotels") from the Partnership pursuant to long-term leases (Percentage Leases). The BMC Hotels are located in Cleveland, Ohio (2); Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; and French Lick, Indiana.

     The Percentage Leases have noncancellable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues ranges from 6% to 10% of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

     Other than real estate and personal property taxes, casualty insurance, ground lease rental, and capital improvements, which are obligations of the Partnership, the Percentage Leases require BMC to pay all costs and expenses incurred in the operation of the BMC Hotels.

     The Percentage Leases require BMC to indemnify the Company against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the BMC Hotels.

6.   DOUBLETREE LEASE AGREEMENT:
     ---------------------------

     Effective January 1, 1998, Westboy, LLC ("Westboy"), a wholly-owned subsidiary of BMC, entered into a long term lease agreement with Red Lion Inns Operating L.P. ("OLP") with terms similar to those described in Note 5. OLP was acquired by the Company on May 22, 1998. The ten DoubleTree hotels leased by Westboy are located in California, Oregon, Washington, Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Promus Hotel Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC may not be available to pay the creditors of Westboy.

7.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     At June 30, 1998 and December 31, 1997 BMC had receivables from the Partnership of $2,432 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

     At June 30, 1998 and December 31, 1997 BMC had payables to the Partnership of $7,382 and $897, respectively, for amounts due pursuant to the Percentage Leases.

8.   PRO FORMA FINANCIAL INFORMATION:
     --------------------------------

     The following unaudited pro forma condensed statements of operations for the six-month periods ended June 30, 1998 and 1997 are presented as if BMC leased and operated from January 1, 1997 all of the BMC Hotels and the DoubleTree Hotels owned by the Company as of June 30, 1998.

     The pro forma condensed statements of operations do no purport to present what actual results of operations would have been if the BMC Hotels and the DoubleTree Hotels were operated by BMC pursuant to the Percentage Leases from January 1, 1997 or to project results for any future period.

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1998           1997
                                                     ----           ----
REVENUES:

     Room revenue                                  $  74,012      $  74,523
     Food and beverage revenue                        35,272         35,887
     Other hotel revenue                               7,220          7,128
     Other revenue                                     1,564          1,508
                                                   ---------      ---------
         Total revenues                              118,068        119,046
EXPENSES:

     Departmental expenses of hotels --

     Cost of goods sold of nonhotel operations           396            415
     Percentage Lease expense                         33,951         34,843
     Other expenses                                   83,779         81,870
                                                   ---------      ---------
NET (LOSS) INCOME                                  $     (58)     $   1,918
                                                   =========      =========

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

          - developing strategic alliances and relationships with both a network of high quality lessees and franchisors of the hotel industry's premier upscale brands; and

          - achieving revenue growth in its hotels through selective renovation and its lessees' strong management performance.

     On November 4, 1996, the Company completed an initial public offering (the "Initial Offering") of 8,275,000 shares. An additional 1,241,250 common shares were issued by the Company on November 29, 1996 upon an exercise in full of the underwriters' over-allotment option. The net proceeds to the Company from these transactions were $173.9 million. The Company contributed all of the net proceeds to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership") in exchange for (i) an 84.5% general partnership interest in the Partnership, and (ii) a $40 million intercompany convertible note (the "Note"). The Note matures on the fifth anniversary of the Initial Offering. If the Note is converted, the Company will receive an additional general partnership interest in the Partnership of .9%. The Company is the sole general partner of the Partnership.

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the "Initial Hotels"). The Company acquired interests in eight additional hotels in 1997 and 14 more during the first six months of 1998, bringing the total number of hotels owned at June 30, 1998 to 31 with an aggregate of 8,689 guest rooms (collectively, the "Hotels"). The Partnership and its subsidiaries lease fifteen of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company ("BMC"), ten hotels to Westboy L.L.C. ("Westboy"), a wholly-owned subsidiary of BMC, two Hotels to MeriStar Hotels and Resorts, Inc. ("MeriStar"), one Hotel to Davidson Hotel Company ("Davidson"), one Hotel to Outrigger Lodging Services ("Outrigger"), one Hotel to South Seas Resorts ("South Seas") and one Hotel to Radisson Hospitality Worldwide ("Radisson"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of the leased hotel. The lessee holds the franchise agreement for each franchised hotel. The Partnership owns a 100% equity interest in the twenty-five Hotels leased by BMC and Westboy and the Hotel leased by South Seas. The remaining five Hotels are owned by joint ventures, in three of which the Partnership has a 91% equity interest, one an 85% equity interest, and the other an 80% equity interest.

     In February 1998, the Company completed a follow-on equity offering (the "Offering") of 4,500,000 common shares, under the Company's $300 million shelf registration statement, which provides for the issuance of up to $300 million in securities through November 1999 . The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112.5 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership which were used by the Partnership to pay existing indebtedness under the Company's $150 million credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two Hotels purchased in March 1998 and for general corporate purposes.

     The Company's principal source of revenue is lease payments from its lessees pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Company's hotels. The lessees' ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Because of the foregoing and the significance of BMC to the Company, management believes that a discussion of the operations of BMC is important to an understanding of the business of the Company.

SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 1998

     On May 22, 1998 the Company completed its merger with Red Lion Inns Limited Partnership ("Red Lion") under which the Company acquired Red Lion Inns Operating L.P. ("OLP") which owns a portfolio of ten DoubleTree-licensed hotels (the "DoubleTree Hotels"). The DoubleTree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho, and Nebraska. A subsidiary of Promus Hotel

Corporation continues to manage the DoubleTree Hotels, which are leased to Westboy. Under the terms of the transaction, the Company issued 3,109,606 common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million, was $271.3 million in cash and common shares. As a result of the Offering, the merger and the purchase of the limited partnership units, the Company increased its ownership percentage in the Partnership to 92.2%.

     In May 1998, the Company acquired the 208-room Pink Shell Resort in Fort Myers Beach, Florida for net cash consideration of $19.3 million, after $2 million of purchase price funded by South Seas, the lessee of the hotel. The consideration paid by the Company was funded through borrowings under the Company's credit facility. South Seas leases and manages the property under a long-term Percentage Lease.

     In June 1998, the Company entered into a joint venture with Radisson, forming RadBoy Mt. Laurel, L.L.C. ("RadBoy"), in which the Partnership owns an 85% interest. RadBoy purchased the 283-room Radisson Hotel Mount Laurel in Mount Laurel, New Jersey for net cash consideration of $23,240. The Company's share of the purchase price was funded through borrowings under the Company's credit facility. Radisson leases and manages the property under a long-term Percentage Lease.

     In June 1998, the Company entered into a new $250 million unsecured credit facility which replaced the Company's existing $150 million secured facility. For information relating to the terms of the Company's new credit facility, reference is made to Note 7 of the Notes to Consolidated Financial Statements of Boykin Lodging Company discussed within this Form 10-Q.

     Richard C. Conti joined the Company on May 1, 1998 to serve as its Chief Operating Officer. Mr. Conti was a Principal and Director with Coopers & Lybrand L.L.P. Mr. Conti was responsible for Coopers & Lybrand L.L.P.'s hospitality consulting practice in the Midwest and has been involved in the hospitality industry for over 21 years. Mr. Conti has worked closely with many of the leaders in the hospitality industry and brings to the Company a wealth of industry knowledge and contacts.

     The Company's treasurer, Paul A. O'Neil, succeeded Raymond P. Heitland as chief financial officer on May 26, 1998, in connection with Mr. Heitland's retirement. Mr. O'Neil became the treasurer of the Company when that position was created in May 1997. Mr. O'Neil served as the chief financial officer of Boykin Management Company from 1996 to 1997. He was the treasurer of Boykin Management form 1994 to 1996. Prior to joining Boykin Management, he managed the Real Estate Service Group in Arthur Anderson L.L.P.'s Cleveland office from 1990 to 1994. Mr. O'Neil received his BA degree in Economics and Accounting from the College of the Holy Cross in Worcester, Massachusetts, and is a member of the American Institute of Certified Public Accountants.

     During the second quarter of 1998, the Company completed its $3.6 million renovation of the Crabtree Holiday Inn in Raleigh, North Carolina and continued its estimated $6 million renovation at the Berkeley Marina Radisson and the estimated $6 million renovation at the Cleveland Airport Marriott. The Company expects to complete these renovations in the third and fourth quarters of 1998, respectively. The revenues, and therefore the percentage rent, from these properties were adversely impacted in the second quarter and the Company expects that these properties will continue to be adversely impacted during the remaining renovation periods. Once complete, however, the Company expects these hotels to contribute significantly to earnings growth. The Company also continued a $1.5 million renovation at the Holiday Inn Minneapolis West, a $2.5 million renovation at the Cleveland Marriott East and $2 million of general upgrades at the French Lick Springs Resort. Management expects the capital expenditures at these properties to improve their operating results.

     Management believes it is important to keep the Hotels in first-class condition in an effort to outperform the competition and to deliver superior room revenue per available room ("REVPAR") gains. Management also believes the long-term demand for rooms in the Company's markets will continue to grow and therefore expects to continue to implement its renovation plans aggressively. Over 15 percent of the hotel rooms in the Company's portfolio were undergoing significant renovation, refurbishing, or repositioning in the second quarter. The Company's positioning of its assets for future growth has had some negative impact on operating results in 1998.

     The following table breaks down the REVPAR changes for the second quarter and first half to illustrate the impact of the renovation activity and the performance of the Company's other hotels:

                                                                Percentage change in
                                                                       REVPAR

                                                               Quarter       Six Months
                                              Number of         Ended           Ended
                                               Hotels          6/30/98         6/30/98
                                               ------          -------         -------
Hotels undergoing                                 4            (13.6)%         (12.0)%
renovation/repositioning
Balance of portfolio                             25*            3.6%            3.5%
Total                                            29*            0.1%            0.3%

* Represents the operating results of hotels owned by Boykin at June 30, 1998, including predecessors' results. These statistics exclude the results of the DoubleTree Hotel Kansas City and the Daytona Beach Radisson resort as those hotels were closed for renovation during portions of the 1997 reporting periods.

     The Company's acquisition program continues to move forward, however, management has become more selective about the Company's acquisitions and its criteria in terms of yield and earnings. Management anticipates a pause in acquisition activity in the marketplace while its sellers' expectations adjust downward.

     Looking at the remainder of the year and beyond, the Company is very optimistic about its portfolio's ability to meet the growing needs of both commercial and private customers of full-service upscale hotels. Because of the slowing in the Company's acquisition program and the continuation of renovations, the Company's FFO growth rate for the second half of 1998 will be less than originally anticipated.

     Management continues to be optimistic about 1999. In spite of any anticipated slowing in the growth rate over the next four quarters, the Company's cash dividend coverage remains strong -- with an improving payout ratio -and management's goal is to increase the annual cash dividend during the next twelve months.

RESULTS OF OPERATIONS

     The following discusses (i) the Company's results of operations for the quarter and six months ended June 30, 1998 compared to the same period in 1997, and (ii) BMC's results of operations for the quarter and six months ended June 30, 1998 compared to the same period in 1997.

THE COMPANY

Quarter ended June 30, 1998 compared to 1997

     For the three months ended June 30, 1998, Percentage Lease revenue increased to $17.4 million, or 79.0%, from $9.7 million for the same period in 1997. The increase was primarily because of an increase in the number of Hotels owned by the Company from 13 to 31 at June 30, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC and Westboy represented $14.0 million, or 80.4%, of total Percentage Lease revenue in the 1998 period, compared to $9.7 million, or 100% of total Percentage Lease revenue, in 1997. The increase in Percentage Lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy which commenced upon completion of the Red Lion merger.

     Income before minority interests and extraordinary item increased to $6.5 million in 1998 compared to $5.0 million in 1997. As a percent of total revenue, income before minority interest decreased to 37.3% in 1998 from 51.4% in 1997, primarily resulting from (i) an increase in interest expense to $2.6 million in 1998, or 14.8%, of total revenues in 1998, compared to $341, or 3.5%, in 1997,
(ii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 24.7% in 1997 to 29.1% in 1998, and (iii) an increase in general and administrative expenses, as a percent of total revenues, from 5.7% in 1997 to 6.3% in 1998, due to an increase in the size of the Company's hotel portfolio. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used to fund the majority of acquisitions in the first half of 1997.

     The Company's net income increased 7.9% to $4.7 million for the three months ended June 30, 1998, compared to $4.4 million in 1997. Minority interest applicable to the operating partnership decreased to $470 in 1998, or 2.7%, of total revenues, compared to $626, or 6.4%, in 1997. The common shares issued as part of the February 1998 Offering and the Red Lion merger had the effect of diluting the limited partners' ownership interests in the Partnership. The Company also recorded minority interest applicable to joint venture partnerships of $201 in 1998 which did not exist in the first half of 1997. The extraordinary charge in the second quarter of 1998 represented the write-off of deferred financing costs associated with the Company's former $150 secured credit facility, which was replaced with a new $250 million unsecured credit facility.

Six months ended June 30, 1998 compared to 1997

     For the six months ended June 30, 1998, Percentage Lease revenue increased to $28.2 million, or 66.9%, from $16.9 million for the same period in 1997. The increase was primarily because of an increase in the number of Hotels owned by the Company from 13 to 31 at June 30, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC and Westboy represented $22.6 million, or 80.1%, of total Percentage Lease revenue in the 1998 period, compared to $16.9 million, or 100% of total Percentage Lease revenue, in 1997. The increase in Percentage Lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy which commenced upon completion of the Red Lion merger as well as four Hotels acquired by the Company in March and April 1997 and leased by BMC.

     Income before minority interests and extraordinary item increased to $10.6 million in 1998 compared to $8.8 million in 1997. As a percent of total revenue, income before minority interest decreased to 37.3% in 1998 from 51.4% in 1997, primarily resulting from (i) an increase in interest expense to $3.8 million in 1998, or 13.2%, of total revenues in 1998, compared to $393, or 2.3%, in 1997,
(ii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 25.3% in 1997 to 29.3% in 1998, and (iii) an increase in general and administrative expenses, as a percent of total revenues , from 6.1% in 1997 to 6.7% in 1998, due to an increase in the size of the Company's hotel portfolio. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used fund to the majority of acquisitions in the first half of 1997.

     The Company's net income increased 7.9% to $8.4 million for the six months ended June 30, 1998, compared to $7.8 million in 1997. Minority interest applicable to the operating partnership decreased to $850 in 1998, or 3.0%, of total revenues, compared to $1,072, or 6.2%, in 1997. The common shares issued as part of the February 1998 Offering and the Red Lion merger had the effect of diluting the limited partners' ownership interests in the Partnership. The Company also recorded minority interest applicable to joint venture partnerships of $245 in 1998 which did not exist in the first half of 1997.

     The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three and six months ended June 30, 1998 and 1997, respectively, (in thousands):

                                            Three Months Ended         Six Months Ended
                                                  June 30,                   June 30,
                                            1998          1997         1998          1997
                                          --------      --------     --------      --------
     Net income                           $  4,720      $  4,373     $  8,369      $  7,754

     Extraordinary item                      1,138          --          1,138          --
     Real estate related depreciation
        and amortization                     5,096         2,405        8,316         4,346
     Minority interest                         671           626        1,095         1,072
     FFO applicable to joint venture
        minority interest                     (292)         --           (363)         --
                                          --------      --------     --------      --------
     Funds from operations                $ 11,333      $  7,404     $ 18,555      $ 13,172
                                          ========      ========     ========      ========

The following table illustrates key operating statistics of the Company's portfolio for the three and six months ended June 30, 1998, regardless of ownership:

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                       June 30,
                                                    1998           1997           1998            1997
                                                    ----           ----           ----            ----
All hotels (29 properties) (a)

     Hotel revenues                               $73,993        $74,376        $137,153       $136,702

     REVPAR                                        $64.89         $64.80          $60.40         $60.20

     Occupancy                                      70.1%          73.6%           65.9%          68.5%

     Average daily rate                            $92.60         $88.03          $91.60         $87.95

Initial Nine Hotels

     Hotel revenues                               $22,749        $24,580         $43,988        $46,726

     REVPAR                                        $71.22         $76.25          $69.19         $73.29

     Occupancy                                      73.4%          80.1%           72.1%          77.6%

     Average daily rate                            $97.02         $95.18          $96.03         $94.45

Acquired Hotels (10 properties) (b)

     Hotel revenues                               $21,158        $20,006         $38,045        $35,201

     REVPAR                                        $58.25         $53.78          $53.81         $49.39

     Occupancy                                      62.8%          64.1%           57.8%          57.7%

     Average daily rate                            $92.72         $83.91          $93.13         $85.58

Acquired Red Lion DoubleTree Hotels (10
properties)

     Hotel revenues                               $30,087        $29,790         $55,120        $54,775

     REVPAR                                        $65.56         $65.21          $59.11         $58.97

     Occupancy                                      73.6%          76.6%           68.1%          70.3%

     Average daily rate                            $89.06         $85.09          $86.82         $83.94


(a) Represents the operating results of hotels owned by Boykin at June 30, 1998, including predecessors' results. These statistics exclude the results of the DoubleTree Hotel Kansas City and the Daytona Beach Radisson resort as those hotels were closed for renovation during portions of the 1997 reporting periods.

(b) Represents the operating results of hotels acquired by Boykin since its Initial Public Offering, other than the Red Lion portfolio, including predecessors' results. These statistics exclude the results of the DoubleTree Hotel Kansas City and the Daytona Beach Radisson Resort as those hotels were closed for renovation during portions of the 1997 reporting periods.

BMC

Quarter ended June 30, 1998 compared to 1997

     For the quarter ended June 30, 1998, BMC's hotel revenues increased 108.4%, to $62.8 million, compared to $30.1 million for the same period in 1997. The increase was attributable to an increase in the number of hotels leased by BMC from 13 to 25 at June 30, 1997 and 1998, respectively, primarily because of the January 1, 1998 commencement of the Percentage Lease related to the 10 DoubleTree Hotels leased by Westboy LLC. The DoubleTree Hotels contributed $30.1 million of revenues to BMC during the quarter ended June 30, 1998. The remaining increase in hotel revenues resulted from the addition of one hotel leased from the Partnership, offset by a decrease in revenues at hotels undergoing significant renovations.

     The Percentage Lease expense for the quarter ended June 30, 1998 increased 91.4%, to $18.6 million, compared to $9.7 million for the same period in 1997. Percentage Lease expense in 1998 of $8.5 million related to the DoubleTree Hotels was the primary reason for the increase. The remaining increase in Percentage Lease expense resulted from the increased number of hotels leased from the Partnership, offset by a decrease in lease expense at hotels undergoing significant renovations. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $43.8 million in the quarter ended June 30, 1998 compared to $20.0 million for the same period in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 69.8% in 1998 from 66.4% in 1997 primarily because of $2.5 million of management fee expense to Promus Hotel Corporation, the manager of the DoubleTree Hotels, pursuant to a long-term management agreement between Westboy LLC and Promus Hotel Corporation.

     BMC recorded net income of $1.1 million for the quarter ended June 30, 1998 compared to $930 of net income in 1997.

Six months ended June 30, 1998 compared to 1997

     For the six months ended June 30, 1998, BMC's hotel revenues increased 115.1%, to $114.2 million, compared to $53.1 million for the same period in 1997. The increase was attributable to an increase in the number of hotels leased by BMC from 13 to 25 at June 30, 1997 and 1998, respectively, primarily because of the January 1, 1998 commencement of the Percentage Lease related to the 10 DoubleTree Hotels leased by Westboy LLC. The DoubleTree Hotels contributed $55.1 million of revenues to BMC during the six months ended June 30, 1998. The remaining increase in hotel revenues resulted from the addition of four hotels leased from the Partnership, offset by a decrease in revenues at hotels undergoing significant renovations.

     The Percentage Lease expense for the six months ended June 30, 1998 increased 96.9%, to $33.3 million, compared to $16.9 million for the same period in 1997. Percentage Lease expense in 1998 of $14.6 million related to the DoubleTree Hotels was the primary reason for the increase. The remaining increase in Percentage Lease expense resulted from the increased number of hotels leased from the Partnership, offset by a decrease in lease expense at hotels undergoing significant renovations. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $82.2 million in the six months ended June 30, 1998 compared to $35.8 million for the same period in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 71.9% in 1998 from 67.5% in 1997 primarily because of $4.3 million of management fee expense to Promus Hotel Corporation.

     BMC recorded a net loss of $46 for the six months ended June 30, 1998 compared to $1,468 of net income in 1997. The loss, generated in the first quarter of 1998 was primarily due to the seasonality of the majority of new hotels leased which experience their lowest occupancy in the first quarter compared to the other three quarters of the year. These hotels are expected to experience losses in the first quarter of each year resulting from their requirement to pay minimum rent under the respective Percentage Leases.

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

     On June 30, 1998, the Company had $4.7 million of cash and cash equivalents and had outstanding borrowings totaling $143.2 million and $130.0 million against its credit facility and term note payable, respectively. In August 1998, the borrowings under the Company's credit facility increased to $151.0 million to fund capital expenditures, primarily for significant renovations.

     For information relating to the terms of the Company's current $250 million credit facility and the $130 million term note payable, reference is made to Notes 7 and 8, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q. The Company obtained its credit facility to assist in funding its acquisitions and development of additional hotels and for certain other purposes, including capital expenditures and working capital, as necessary.

     The Company anticipates that funds generated from operations and the new credit facility will enable the Company to meet its anticipated cash needs for the next year. The Company may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

     The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the credit facility or other borrowings or from the proceeds of additional issuances of common shares or other securities. In November 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities over two years. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. The $112.5 million of common shares sold in the Offering were sold under this registration statement.

     The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures equal to specified percentages of total revenues of the Hotels. In addition, the Company intends to make funds available from its credit facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the six months ended June 30, 1998, the Company made $17.6 million of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

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

YEAR 2000 COMPLIANCE

     The Company's assessment of its year 2000 compliance is not complete. However, the Company believes that its existing computer systems and software applications are adequate to address compliance with the year 2000. The Company anticipates that the year 2000 will not have a material negative impact on the Company's business, results of operations, or financial condition.

     In addition, although the Company has no reason to believe that its lessees will not be compliant by the year 2000, the Company is unable to determine the extent to which the year 2000 issues will affect the operations of the Hotels. The Company continues to discuss with its lessees the need for implementing procedures to address this issue.

SEASONALITY

     The Hotels' operations historically have been seasonal. Twenty-six of the Hotels maintain higher occupancy rates during the second and third quarters. The five Hotels located in Florida experience their highest occupancy rates in the first quarter. The seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to make quarterly distributions at the current rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease revenue, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessors, such as the Company, should defer recognition of contingent rental income until specified targets are met. The Company is evaluating the impact of the provisions of this EITF consensus on its interim revenue recognition. Upon completion of this evaluation, it is possible that application of the consensus may have a material impact on the revenue to be recognized in future interim periods. However, it should be noted that the EITF consensus will have no effect on amounts of lease revenue to be recognized on an annual basis or on cash flows from the Percentage Leases on an interim or annual basis.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of the shareholders on May 20, 1998 at the Shoreby Club in Bratenahl, Ohio. At the meeting, the shareholders approved a proposal to issue 3,110,048 Common Shares of the Company in connection with the Company's merger with Red Lion Inns Limited partnership. The results of the vote were as follows:

     Votes for             7,243,174
     Votes against         73,004
     Abstain               54,438
     Shares not voted      6,671,635

     The Company held its annual meeting of shareholders on May 26, 1998 at the Cleveland Marriott East Hotel in Beachwood, Ohio. At the meeting, the individuals listed below were elected to the Company's Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

          Name                  Votes For             Votes Against            Abstention            Shares Not Voted
          ----                  ---------             -------------            ----------            ----------------
Robert W. Boykin                11,639,438                  0                    30,418                 2,372,395
Raymond P. Heitland             11,640,938                  0                    28,918                 2,372,395
Albert T. Adams                 11,608,483                  0                    61,373                 2,372,395
Lee C. Howley, Jr.              11,639,751                  0                    30,105                 2,372,395
William H. Schecter             11,614,731                  0                    55,125                 2,372,395
Frank E. Mosier                 11,618,103                  0                    51,753                 2,372,395
Ivan J. Winfield                11,619,083                  0                    50,773                 2,372,395


ITEM 5.           OTHER INFORMATION

    Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 1999 annual meeting may do so in accordance with the Securities and Exchange Commission Rule 14a-8. The Company's management proxies may exercise their discretionary voting authority for any shareholder proposal that is submitted other than in accordance with Rule 14a-8 and is received by the Company after March 9, 1999 without any discussion of the proposal in the Company's proxy materials.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits
                  ---------

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

         10.7*    Employment Agreement between the Company and Mark L. Bishop
         10.8*    Form of Percentage Lease
         10.9*    Intercompany Convertible Note
         10.10*   Agreements with General Partners of the Contributed
                  Partnerships
         10.11*   Form of Noncompetition Agreement
         10.12*   Alignment of Interests Agreement
         10.13**  Description of Employment Arrangement between the Company and Paul A. O'Neil
         10.14    Description of Employment Arrangement between the Company
                  and Richard C. Conti
         27       Financial Data Schedule
         99.1***  Partnership Interest Assignment Agreement dated as of December
                  30, 1997 by and among Red Lion Properties, Inc., Boykin Hotel
                  Properties, L.P., Boykin Lodging Company and West Doughboy
                   LLC.
         99.2***  Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Westboy LLC
         99.3***  Termination of Management Agreement dated as of December 30,
                  1997 by and between Red Lion Inns Operating L.P. and Red Lion
                  Hotels, Inc.
         99.4***  Management Agreement dated as of December 30, 1997 by and between Red Lion Hotels, Inc. and Westboy LLC.
         99.5***  Owner Agreement dated as of December 30, 1997 by and among Red
                  Lion Inns Operating L.P., Westboy LLC and Red Lion Hotels,
                  Inc.
         99.6***  Joint Press Release of Red Lion Inns Limited Partnership and
                  Boykin Lodging Company dated as of December 30, 1997.

         * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

         ** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

         *** Incorporated by reference from the Company's Form 8-K filing on January 8, 1998 related to the merger with Red Lion Inns Limited Partnership.

         (b)      Reports on Form 8-K

         Date Filed                         Items Reported                      Summary
         ----------                         --------------                      -------
1)       June 8, 1998 (date of
         report - May 22, 1998)             Item 7 (financial statements,       Financial statements related to
                                            pro forma financial information     Completed Merger with Red Lions
                                            and exhibits)                       Inns Limited Partnership.



                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to (i) the leasing, management or performance of the Hotels; (ii) the adequacy of reserves for renovation and refurbishment; (iii) potential acquisitions by the Company; (iv) the Company's financing plans; and
(v) trends affecting the Company's or any hotel's financial condition or results of operations.

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

                                       BOYKIN LODGING COMPANY

                                       /s/ Robert W. Boykin
                                       ----------------------------------
August 14, 1998                        Robert W. Boykin
                                       Director, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Paul A. O'Neil
                                       ----------------------------------
August 14, 1998                        Paul A. O'Neil
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

                  Exhibits
                  --------

         2.1***   Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                  Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                  Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                  Corporation I, Inc., Boykin Acquisition Corporation II, Inc.,
                  and Boykin Acquisition Partnership, L.P.
         3.1*     Amended and Restated Articles of Incorporation
         3.2*     Code of Regulations
         4.1*     Specimen Share Certificate
         10.1*    Limited Partnership Agreement of Boykin Hotel Properties, L.P.
         10.2*    Form of Registration Rights Agreement
         10.3*    Long-Term Incentive Plan
         10.4*    Directors' Deferred Compensation Plan
         10.5*    Employment Agreement between the Company and Robert W. Boykin
         10.6*    Employment Agreement between the Company and Raymond P.
                  Heitland
         10.7*    Employment Agreement between the Company and Mark L. Bishop
         10.8*    Form of Percentage Lease
         10.9*    Intercompany Convertible Note
         10.10*   Agreements with General Partners of the Contributed
                  Partnerships
         10.11*   Form of Noncompetition Agreement
         10.12*   Alignment of Interests Agreement
         10.13**  Description of Employment Arrangement between the Company and
                  Paul A. O'Neil
         10.14    Description of Employment Arrangement between the Company and
                  Richard C. Conti
         27       Financial Data Schedule
         99.1***  Partnership Interest Assignment Agreement dated as of December
                  30, 1997 by and among Red Lion Properties, Inc., Boykin Hotel
                  Properties, L.P., Boykin Lodging Company and West Doughboy
                   LLC.

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

         *** Incorporated by reference from the Company's Form 8-K filing on January 8, 1998 related to the merger with Red Lion Inns Limited Partnership.