Form 10-Q/A
period 1998-03-31
BOYKIN LODGING CO
filed 1998-11-16
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                 FORM 10-Q/A

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

                                     PART I

This Form 10-Q/A is being filed to reflect the restatement of Boykin Lodging Company's first quarter 1998 financial statements for the adoption of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." Reference is made to Note 4 of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q/A for the provisions of this change in accounting and its impact on Boykin Lodging Company's first quarter 1998 financial statements.


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

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
              and December 31, 1997....................................................12
         Consolidated Statements of Operations for the Three Months
              Ended March 31, 1998 and 1997 (unaudited)................................13
         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1997 (unaudited)................................14
         Notes to Consolidated Financial Statements....................................15

                             BOYKIN LODGING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                            (AMOUNTS IN THOUSANDS)

                                                                             Restated
                                                                           (Unaudited)
                                                                             March 31,      December 31,
                                                                               1998             1997
                                                                             ---------      ------------
                                     ASSETS
                                     ------
INVESTMENT IN HOTEL PROPERTIES, net                                          $ 273,505       $ 231,651
CASH AND CASH EQUIVALENTS                                                        2,828           1,855
RENT RECEIVABLE FROM LESSEES:
  Related party lessee                                                           1,547             897
  Third party lessees                                                              379             360
DEFERRED EXPENSES, net                                                           1,941           2,055
OTHER ASSETS                                                                     2,510           2,037
                                                                             ---------       ---------
  Total assets                                                               $ 282,710       $ 238,855
                                                                             =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
BORROWINGS AGAINST CREDIT FACILITY                                           $  31,200       $  91,750
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            4,215           4,688
DEFERRED LEASE REVENUE                                                           1,267              --
DIVIDENDS/DISTRIBUTIONS PAYABLE                                                  7,207           4,893
DUE TO LESSEES:
  Related party lessee                                                           2,339           1,069
  Third party lessees                                                            1,106           1,268
MINORITY INTEREST IN JOINT VENTURES                                              7,223           7,318
MINORITY INTEREST IN OPERATING PARTNERSHIP                                      12,264          13,054
SHAREHOLDERS' EQUITY:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                                    --              --
 Common shares, without par value; 40,000,000 shares
     authorized; 14,042,251 and 9,542,251 shares issued and outstanding
     March 31, 1998 and December 31, 1997, respectively,  stated at                 --              --
 Additional paid-in capital                                                    229,564         124,430
 Retained deficit                                                              (13,675)         (9,615)
                                                                             ---------       ---------
  Total shareholders' equity                                                   215,889         114,815
                                                                             ---------       ---------

       Total liabilities and shareholders' equity                            $ 282,710       $ 238,855
                                                                             =========       =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                          Restated
                                                                            1998           1997
                                                                          --------       --------
REVENUES:
  Lease revenue from related party                                        $  7,380       $  7,208
  Other lease revenue                                                        2,213             --
  Interest income                                                               54            231
                                                                          --------       --------
                                                                             9,647          7,439
                                                                          --------       --------
EXPENSES:
  Real estate related depreciation and amortization                          3,220          1,941
  Real estate and personal property taxes, insurance and ground rent         1,524          1,022
  General and administrative                                                   799            488
  Interest expense                                                           1,168             52
  Amortization of deferred financing costs                                     130            109
                                                                          --------       --------
                                                                             6,841          3,612
                                                                          --------       --------
INCOME BEFORE MINORITY INTERESTS                                             2,806          3,827

MINORITY INTEREST IN JOINT VENTURES                                            (44)            --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                    (222)          (446)
                                                                          --------       --------
NET INCOME APPLICABLE TO COMMON SHARES                                    $  2,540       $  3,381
                                                                          ========       ========

EARNINGS PER SHARE:
  Basic                                                                   $   0.22       $   0.36
  Diluted                                                                 $   0.22       $   0.35

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
  Basic                                                                     11,342          9,516
  Diluted                                                                   11,447          9,575





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)


                                                                Additional
                                                  Common         Paid-In         Retained
                                                  Shares         Capital          Deficit           Total
                                                  ------         -------          -------           -----
Balance, December 31, 1997                       9,542,251      $  124,430      $   (9,615)      $  114,815
Issuance of common shares, net of offering
  expenses of $7,366                             4,500,000         105,134              --          105,134
Dividends declared                                      --              --          (6,600)          (6,600)
Net income                                              --              --           2,540            2,540
                                                ----------      ----------      ----------       ----------
Balance, March 31, 1998 (Restated)              14,042,251      $  229,564      $  (13,675)      $  215,889
                                                ==========      ==========      ==========       ==========



           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                             Restated
                                                                               1998            1997
                                                                            -----------      ---------
Cash flows from operating activities:
  Net income                                                                 $   2,540       $   3,381
  Adjustments to reconcile net income to net cash flow
    provided by operating activities-
       Depreciation and amortization                                             3,350           2,076
       Minority interests                                                          266             446
       Changes in assets and liabilities-
          Rent receivable                                                         (669)         (1,866)
          Other assets                                                            (489)           (328)
          Accounts payable and accrued expenses                                   (473)           (148)
          Deferred lease revenue                                                 1,267              --
          Due to lessees                                                         1,108            (239)
                                                                             ---------       ---------
           Net cash flow provided by operating activities                        6,900           3,322
                                                                             ---------       ---------
Cash flows from investing activities:
  Acquisitions of hotel properties                                             (37,075)        (21,099)
  Improvements and additions to hotel properties                                (7,437)         (1,004)
                                                                             ---------       ---------
           Net cash flow used for investing activities                         (44,512)        (22,103)
                                                                             ---------       ---------
Cash flows from financing activities:
  Payments of dividends and distributions                                       (5,032)         (3,091)
  Borrowings against credit facility                                            36,200           1,000
  Repayment of borrowings against bank credit facility                         (96,750)             --
  Net proceeds from issuance of common shares                                  105,134              --
  Additional offering costs                                                         --             (14)
  Cash payments for redemption of certain limited partnership interests           (967)             --
                                                                             ---------       ---------
           Net cash flow provided by (used for) financing activities            38,585          (2,105)
                                                                             ---------       ---------

Net change in cash and cash equivalents                                            973         (20,886)

Cash and cash equivalents, beginning of period                                   1,855          21,362
                                                                             ---------       ---------

Cash and cash equivalents, end of period                                     $   2,828       $     476
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

     In May 1998, the Emerging Issues Task Force ("EITF") issued EITF 98-9, "Accounting for Contingent Rent in Interim Periods." EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has elected to adopt the provisions of EITF 98-9 effective January 1, 1998, and has restated its financial results for the first quarter of 1998. Prior to EITF 98-9, in accordance with industry practice, the Company recognized Percentage Lease revenue in interim periods as calculated and paid under the terms of its lease agreements. For the Company, the application of EITF 98-9 generally results in monthly base rent being recognized in the first and second quarters and percentage rents collected or due from the lessees in the first and second quarters being deferred and recognized in the third and fourth quarters. EITF 98-9 relates solely to the Company's recognition of lease revenue for financial reporting purposes and has no effect on rent payments under the Company's leases, quarterly funds from operations, or the Company's cash flows and does not affect the Company's annual reported lease revenue. At March 31, 1998, the Company's deferred lease revenue was $1,267, representing the difference between the revenue recognized under EITF 98-9 and the percentage rent collected or due from lessees during the first quarter under the quarterly rent calculations in the leases. The Company will recognize the deferred revenue as lease revenue in the later quarters of 1998.

5.   NET INCOME PER SHARE AND PARTNERSHIP UNITS:
     -------------------------------------------

     The Company's basic and diluted earnings per share for three months ended March 31, 1998 under SFAS No. 128, "Earnings per Share" are as follows:

         Basic earnings per common share              $ .22
         Diluted earnings per common share            $ .22

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

7.   CREDIT FACILITY:
     ----------------

     The Company has a credit facility with a group of banks which enables the Company to borrow up to $150,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75% (7.19% at March 31, 1998), as defined. The Company is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in November 1999, with an additional one-year extension at the Company's option, and is secured by first mortgages on thirteen of the Hotels. As of March 31, 1998 and December 31, 1997, the Company had $31,200 and $91,750, respectively, outstanding against the credit facility.

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

8.   PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     The Percentage Leases have noncancelable remaining terms ranging from three to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined , or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended March 31, 1998 and 1997 was $9,593 and $7,208, respectively, of which approximately $1,035 and $2,172, respectively, was in excess of minimum rent. The 1998 amounts reflect the adoption of EITF 98-9 as discussed in Note 4.

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

12.          PRO FORMA FINANCIAL INFORMATION:
             --------------------------------

           The unaudited pro forma financial information set forth below is presented as if (i) the Offering discussed in Note 2 and (ii) the acquisitions of properties in 1997 and the 1998 acquisitions discussed in Note 6 had been consummated as of January 1, 1997. The 1998 pro forma financial information also reflects the adoption of EITF 98-9 which had the impact of reducing 1998 lease revenue and net income by $1,495 and $1,350, respectively. The 1997 results have not been adjusted for EITF 98-9. The pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Offering and the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.


                                                                                                          Three Months Ended
                                                                                                                 March 31,
                                                                                                          ------------------
                                                                                                          1998               1997
                                                                                                          ----               ----
Revenues:
           Lease revenue                                                                               $10,042            $11,431
           Interest income                                                                                  39                 --
                                                                                                       -------            -------
                                                                                                        10,081             11,431
Expenses:
           Real estate related depreciation and amortization                                             3,566              3,382
           Real estate and personal property taxes, insurance and ground rent                            1,584              1,430
           General and administrative                                                                      799                488
           Interest expense                                                                                621                583
           Amortization of deferred financing costs                                                        130                109
                                                                                                       -------            -------
Income before minority interests                                                                         3,381              5,439
Minority interests                                                                                         367                550
                                                                                                       -------            -------
Net income                                                                                             $ 3,014            $ 4,889
Net income per share                                                                                   =======            =======
           Basic                                                                                          $.21               $.35
           Diluted                                                                                        $.21               $.35



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

     In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessees, such as BMC, should accrue contingent rental expense in interim periods prior to the lessee's achievement of the specified target that triggers the contingent rent expense, provided that achievement of the target by the end of the fiscal year is considered probable. The application of EITF 98-9 has no impact on BMC.


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

8.   PRO FORMA FINANCIAL INFORMATION:
     --------------------------------

     The following unaudited pro forma condensed statements of operations for the three-month periods ended March 31, 1998 and 1997 are presented as if BMC (i) leased and operated from January 1, 1997 all of the BMC Hotels owned by the Company as of March 31, 1998 and (ii) leased the DoubleTree Hotels from January 1, 1997. The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the BMC Hotels and DoubleTree Hotels were operated by BMC pursuant to the Percentage Leases from January 1, 1997 or to project results for any future period.


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------

                                                                                  1998                    1997
                                                                               ----------               ---------
REVENUES:
           Room revenue                                                        $   34,044               $  34,137
           Food and beverage revenue                                               16,504                  16,686
           Other hotel revenue                                                      3,041                   3,111
           Other revenue                                                              755                     771
                                                                               ----------               ---------
                     Total revenues                                                54,344                  54,705

EXPENSES:
           Departmental expenses of hotels                                         22,584                  22,356
           Cost of goods sold of nonhotel operations                                  251                     168
           Percentage Lease expense                                                15,411                  15,477
           Other expenses                                                          17,372                  16,880
                                                                               ----------               ---------
NET LOSS                                                                       $   (1,274)               $   (176)
                                                                               ==========               =========


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

THE COMPANY

     For the three months ended March 31, 1998 Percentage Lease revenue, after accounting for EITF 98-9, increased to $9.6 million, or 33.1%, from $7.2 million for the same period in 1997. First quarter revenues would have increased 50.7% without the application of EITF 98-9. The increase was primarily because of an increase in the number of Hotels owned by the Company from 12 to 19 at March 31, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC represented $7.4 million, or 76.9%, of total Percentage Lease revenue, compared to 100% in 1997.

     Income before minority interests decreased to $2.8 million in 1998 compared to $3.8 million in 1997, after accounting for EITF 98-9. Without the application of EITF 98-9, income before minority interests would have been $4.1 million, an increase of 6.4% over 1997. As a percent of total revenue, income before minority interests decreased to 29.1% in 1998 from 51.4% in 1997, primarily resulting from (i) a $1.3 million impact on revenues and income before minority interests for the application of EITF 98-9, (ii) an increase in interest expense to $1.2 million in 1998, or 12.1%, of total revenues in 1998, compared to $52, or .1%, in 1997, (iii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 26.1% in 1997 to 33.3% in 1998, (iv) an increase in real estate and personal property taxes, insurance, ground rent to 15.8% of total revenues in 1998, compared to 13.7% in 1997, and (v) an increase in general and administrative expenses, as a percent of total revenues, from 6.6% in 1997 to 8.3% in 1998.

Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used to fund first quarter 1997 acquisitions.

     The Company's net income, after accounting for EITF 98-9, decreased 24.8% to $2.5 million for the three months ended March 31, 1998, compared to $3.4 million in 1997. The impact of adopting EITF 98-9 lowered net income by $1.1 million for the first quarter of 1998. Minority interest applicable to the operating partnership decreased to $222 in 1998, or 2.3%, of total revenues, compared to $446, or 6.0%, in 1997. The common shares issued as part of the February 1998 Offering had the effect of diluting the limited partners ownership interests in the Partnership.

     The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO for its annual reporting period in accordance with the NAREIT White Paper. For interim periods, the Company computes FFO in accordance with the NAREIT White Paper, as adjusted for deferred lease revenue in accordance with EITF 98-9. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, do not consider a deferred lease revenue adjustment to FFO, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended March 31, 1998 and 1997, respectively, (in thousands):


                                              Restated
                                                  1998              1997
                                                  ----              ----
Net income                                    $  2,540         $   3,381

Real estate related depreciation
   and amortization                              3,220             1,941
Minority interest                                  266               446
Deferred lease revenue                           1,267                 -
FFO applicable to joint venture
   minority interest                               (71)                -
                                              --------         ---------

Funds from operations                         $  7,222         $   5,768
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

SEASONALITY

     The Hotels' operations historically have been seasonal. Fifteen of the Hotels maintain higher occupancy rates during the second and third quarters. The four Hotels located in Florida, and the Pink Shell Resort, also located in Florida, experience their highest occupancy rates in the first quarter. The seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease payments received under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to make quarterly distributions at the current rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease payments, the Company expects to utilize cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the current rate, or at all.

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

      For information relating to the provisions of EITF 98-9 and its impact on the Company's results of operations, reference is made to Note 4 of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q/A.

     EITF 98-9 relates solely to the Company's recognition of lease revenue for financial reporting purposes and has no effect on rent payments under the Company's leases, quarterly funds from operations, or the Company's cash flows and does not have an effect on the Company's annual reported lease revenue. In addition, the Company does not expect EITF 98-9 to affect the Company's ability to continue to pay its quarterly distributions to shareholders on a basis consistent with past practices.

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


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         This Form 10-Q/A contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q/A and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to (i) the leasing, management or performance of the Hotels, the DoubleTree Hotels and other hotels to be acquired; (ii) the adequacy of reserves for renovation and refurbishment; (iii) potential acquisitions by the Company, including the Proposed Merger; (iv) the Company's financing plans; and (v) trends affecting the Company's or any hotel's financial condition or results of operations.

         Prospective investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The information contained in this Form 10-Q/A and in the documents incorporated by reference herein identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           BOYKIN LODGING COMPANY


                                           /s/ Robert W. Boykin
                                           -------------------------------------
November 16, 1998                          Robert W. Boykin
                                           Director, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Paul A. O'Neil
                                           -------------------------------------
November 16, 1998                          Paul A. O'Neil
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

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