Form 10-Q/A
period 1998-06-30
BOYKIN LODGING CO
filed 1998-11-16
CIK 1015859

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

                                     PART I

This Form 10-Q/A is being filed to reflect the restatement of Boykin Lodging Company's second quarter 1998 financial statements for the adoption of Emerging Issues Task Force Issue No. 98-9. "Accounting for Contingent Rent in Interim Financial Periods." Reference is made to Note 5 of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q/A for the provisions of this change in accounting and its impact on Boykin Lodging Company's second quarter 1998 financial statements.



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

                      BOYKIN LODGING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                      (AMOUNTS IN THOUSANDS)

                                                                         Restated
                                                                        (Unaudited)
                                                                          June 30,   December 31,
                                                                            1998         1997
                                                                          ---------  ------------
                                     ASSETS
                                     ------
INVESTMENT IN HOTEL PROPERTIES, net                                       $ 593,197    $ 231,651

CASH AND CASH EQUIVALENTS                                                     4,686        1,855

RENT RECEIVABLE FROM LESSEES:
  Related party lessees                                                       7,382          897
  Third party lessees                                                         1,050          360

DEFERRED EXPENSES, net                                                        3,517        2,055

OTHER ASSETS                                                                  1,099        2,037
                                                                          ---------    ---------
  Total assets                                                            $ 610,931    $ 238,855
                                                                          =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

BORROWINGS AGAINST CREDIT FACILITY                                        $ 143,200    $  91,750

TERM NOTE PAYABLE                                                           130,000         --

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         9,073        4,688

DEFERRED LEASE REVENUE                                                        5,487         --

DIVIDENDS/DISTRIBUTIONS PAYABLE                                               8,671        4,893

DUE TO LESSEES:
  Related party lessees                                                       2,432        1,069
  Third party lessees                                                         1,009        1,268

MINORITY INTEREST IN JOINT VENTURES                                          10,904        7,318

MINORITY INTEREST IN OPERATING PARTNERSHIP                                   11,618       13,054

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                               --           --
 Common shares, without par value; 40,000,000 shares
     authorized; 17,156,857 and 9,542,251 shares issued and outstanding
     June 30, 1998 and December 31, 1997, respectively,  stated at             --           --
 Additional paid-in capital                                                 309,326      124,430
 Retained deficit                                                           (20,789)      (9,615)
                                                                          ---------    ---------
  Total shareholders' equity                                                288,537      114,815
                                                                          ---------    ---------
       Total liabilities and shareholders' equity                         $ 610,931    $ 238,855
                                                                          =========    =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                         ----------------------      ----------------------
                                                         Restated                    Restated
                                                           1998          1997          1998          1997
                                                         --------      --------      --------      --------
REVENUES:
  Lease revenue from related party                       $ 10,280      $  9,699      $ 17,660      $ 16,907
  Other lease revenue                                       2,863          --           5,076          --
  Interest income                                             128            29           182           260
                                                         --------      --------      --------      --------
                                                           13,271         9,728        22,918        17,167
                                                         --------      --------      --------      --------
EXPENSES:
  Real estate related depreciation and amortization         5,096         2,405         8,316         4,346
  Real estate and personal property taxes, insurance
        and ground rent                                     2,036         1,323         3,560         2,345
  General and administrative                                1,103           551         1,901         1,039
  Interest expense                                          2,583           341         3,751           393
  Amortization of deferred financing costs                    145           109           275           218
                                                         --------      --------      --------      --------
                                                           10,963         4,729        17,803         8,341
                                                         --------      --------      --------      --------
INCOME BEFORE MINORITY INTERESTS AND
EXTRAORDINARY ITEM                                          2,308         4,999         5,115         8,826

MINORITY INTEREST IN JOINT VENTURES                          (152)         --            (195)         --

MINORITY INTEREST IN OPERATING PARTNERSHIP                    (68)         (626)         (292)       (1,072)
                                                         --------      --------      --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                            2,088         4,373         4,628         7,754

EXTRAORDINARY ITEM- Loss on early extinguishment
   of debt, net of $110 of minority interest               (1,138)         --          (1,138)         --
                                                         --------      --------      --------      --------
NET INCOME APPLICABLE TO COMMON SHARES                   $    950      $  4,373      $  3,490      $  7,754
                                                         ========      ========      ========      ========

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:            $    .14      $   0.46      $    .35      $   0.81
  Basic                                                  $    .14      $   0.46      $    .34      $   0.81
  Diluted

EARNINGS PER SHARE:                                      $    .06      $   0.46      $    .26      $   0.81
  Basic                                                  $    .06      $   0.46      $    .26      $   0.81
  Diluted

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:                                              15,412         9,516        13,388         9,516
  Basic                                                    15,436         9,553        13,462         9,586
  Diluted


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

                                                              Additional
                                                Common          Paid-In       Retained
                                                Shares          Capital       Deficit          Total
                                               ----------     ----------     ----------      ----------
Balance, December 31, 1997                      9,542,251     $  124,430     $   (9,615)     $  114,815
Issuance of common shares, net of offering
  expenses of $8,036                            7,614,606        184,896           --           184,896
Dividends declared                                   --             --          (14,664)        (14,664)
Net income                                           --             --            3,490           3,490
                                               ----------     ----------     ----------      ----------
Balance, June 30, 1998 (Restated)              17,156,857     $  309,326     $  (20,789)     $  288,537
                                               ==========     ==========     ==========      ==========





          The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                             Restated
                                                                               1998           1997
                                                                             ---------      ---------
Cash flows from operating activities:
  Net income                                                                 $   3,490      $   7,754
  Adjustments to reconcile net income to net cash flow
       provided by operating activities-
       Extraordinary item - noncash loss on early extinguishment of debt         1,138           --
       Depreciation and amortization                                             8,591          4,588
       Minority interests                                                          487          1,072
       Changes in assets and liabilities-
          Rent receivable                                                       (5,726)        (3,327)
          Other assets                                                             689           (652)
          Accounts payable and accrued expenses                                  3,389          1,406
          Deferred lease revenue                                                 5,487             --
          Due to lessees                                                           308            899
                                                                             ---------      ---------
           Net cash flow provided by operating activities                       17,853         11,740
                                                                             ---------      ---------
Cash flows from investing activities:
  Acquisition of Red Lion Inns Operating L.P., net of common shares
       issued of $80,333 and cash acquired of $11                             (191,004)          --
  Acquisitions of hotel properties                                             (79,817)       (41,099)
  Improvements and additions to hotel properties                               (17,563)        (3,193)
                                                                             ---------      ---------
           Net cash flow used for investing activities                        (288,384)       (44,292)
                                                                             ---------      ---------
Cash flows from financing activities:
  Payment of dividends and distributions                                       (12,100)        (7,995)
  Borrowings against credit facility                                           148,200         20,000
  Repayment of borrowings against credit facility                              (96,750)          --
  Term note borrowing                                                          130,000           --
  Payment of deferred financing costs                                           (2,975)          --
  Net proceeds from issuance of common shares                                  104,563           --
  Additional offering costs                                                       --              (14)
  Distributions to joint venture minority interest partners                       (162)          --
  Capital contributions from joint venture minority interest partners            3,553           --
  Cash payments for redemption of certain limited partnership interests           (967)          (500)
                                                                             ---------      ---------
           Net cash flow provided by financing activities                      273,362         11,491
                                                                             ---------      ---------
Net change in cash and cash equivalents                                          2,831        (21,061)

Cash and cash equivalents, beginning of period                                   1,855         21,362
                                                                             ---------      ---------

Cash and cash equivalents, end of period                                     $   4,686      $     301
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

2. FOLLOW-ON EQUITY OFFERING AND PURCHASE OF PARTNERSHIP UNITS:
   ------------------------------------------------------------

     In February 1998, the Company completed a follow-on equity offering (the "Offering") of 4,500,000 common shares. The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112,500 and net proceeds (less the underwriters' discount and offering expenses) of approximately $106,313. The Company contributed all of the net proceeds to the Partnership, which were used by the Partnership to pay existing indebtedness under the Company's credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 (Note 4) and for general corporate purposes.

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

     In May 1998, the Emerging Issues Task Force ("EITF") issued EITF
98-9, "Accounting for Contingent Rent in Interim Periods." EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has elected to adopt the provisions of EITF 98-9 effective January 1, 1998, and has restated its financial results for the first and second quarters of 1998. Prior to EITF 98-9, in accordance with industry practice, the Company recognized Percentage Lease revenue in interim periods as calculated and paid under the terms of its lease agreements. For the Company, the application of EITF 98-9 generally results in monthly base rent being recognized in the first and second quarters and percentage rents collected or due from the lessees in the first and second quarters being deferred and recognized in the third and fourth quarters. EITF 98-9 relates solely to the Company's recognition of lease revenue for financial reporting purposes and has no effect on rent payments under the Company's leases, quarterly funds from operations, or the Company's cash flows and does not affect the Company's annual reported lease revenue. At June 30, 1998, the Company's deferred lease revenue was $5,487, representing the difference between the revenue recognized under EITF 98-9 and the percentage rent collected or due from lessees during the first half of 1998 under the quarterly rent calculations in the leases. The Company will recognize the deferred revenue as lease revenue in the second half of 1998.

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

6. NET INCOME PER SHARE AND PARTNERSHIP UNIT:
   ------------------------------------------

    The Company's basic and diluted earnings per share for three and six months ended June 30, 1998 under SFAS No. 128, "Earnings per Share" are as follows:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                            ---------------------------  -------------------------------
                                                 1998          1997            1998             1997
                                                ------        ------          ------           -----
Basic earnings per common share                 $.06          $0.46            $.26            $0.81
Diluted earnings per common share               $.06          $0.46            $.26            $0.81

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

10.  PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     The Percentage Leases have noncancelable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended June 30, 1998 and 1997 was $13,143 and $9,699, respectively, of which approximately $1,236 and $3,686, respectively, was in excess of minimum rent. Percentage Lease revenue for the six months ended June 30, 1998 and 1997 was $22,736 and $16,907, respectively, of which approximately $2,271 and $5,858, respectively, was in excess of minimum rent. The 1998 amounts reflect the adoption of EITF 98-9 as discussed in Note 5.

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

13.  PRO FORMA FINANCIAL INFORMATION:
     --------------------------------

     The unaudited pro forma financial information set forth below is presented as if (i) the Offering discussed in Note 2, (ii) the merger with Red Lion discussed in Note 3, including the acquisition of the DoubleTree Hotels and the issuance of common shares and (iii) the acquisitions of properties in 1997 and the 1998 acquisitions discussed in Note 4 had been consummated as of January 1, 1997. The 1998 pro forma financial information also reflects the adoption of EITF 98-9 which had the impact of reducing 1998 lease revenue and net income by $5,609 and $5,215, respectively. The 1997 results have not been adjusted for EITF 98-9. The pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Offering, the Red Lion merger, and the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                           Restated
                                                                             1998        1997
                                                                             ----        ----
Revenues:

     Lease revenue                                                          $35,802     $41,554
     Interest income                                                            167        --
                                                                            -------     -------
                                                                             35,969      41,554
Expenses:

     Real estate related depreciation and amortization                       13,307      12,653
     Real estate and personal property taxes, insurance and ground rent       4,954       5,204
     General and administrative                                               1,901       1,039
     Interest expense                                                         9,556       9,466
     Amortization of deferred financing costs                                   334         294
                                                                            -------     -------
Income before minority interest and extraordinary item                        5,917      12,898
Minority interest                                                               652         946
                                                                            -------     -------
Income before extraordinary item                                            $ 5,265     $11,952
                                                                            =======     =======
Income per share before extraordinary item
     Basic                                                                  $  0.31     $  0.70
     Diluted                                                                $  0.31     $  0.69

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

                                                                         (Unaudited)
                                                                          June 30,    December 31,
ASSETS                                                                      1998          1997
------                                                                   -----------  ------------
CASH AND CASH EQUIVALENTS                                                 $ 13,159      $  6,862

ACCOUNTS RECEIVABLE:
     Trade, net of allowance for doubtful accounts of $184 and $84 at
         June 30, 1998 and December 31, 1997, respectively                   7,379         3,859
     Boykin Hotel Properties, L.P.                                           1,637         1,069
     Red Lion Inns Operating L.P.                                              795          --

INVENTORIES                                                                  2,346           788

PROPERTY AND EQUIPMENT, net                                                    476           366

INVESTMENT IN BOYKIN LODGING COMPANY                                           434           529

PREPAID EXPENSES AND OTHER ASSETS                                            1,615           908
                                                                          --------      --------
     Total assets                                                           27,841        14,381
                                                                          ========      ========
LIABILITIES AND MEMBERS' CAPITAL

RENT PAYABLE:
     Boykin Hotel Properties, L.P.                                        $  3,049      $    897
     Red Lion Inns Operating L.P.                                            4,333          --

ACCOUNTS PAYABLE:
     Trade                                                                   4,393         1,746
     Advance deposits                                                          971           259
     Bank overdraft liability                                                1,321         2,837
     Former owners and affiliate                                              --               2

ACCRUED EXPENSES:
     Accrued payroll                                                         1,785           391
     Accrued vacation                                                        2,636           893
     Accrued sales, use and occupancy taxes                                  2,431           646
     Other accrued liabilities                                               2,790         2,437
                                                                          --------      --------
     Total liabilities                                                      23,709        10,108
                                                                          --------      --------
MEMBERS' CAPITAL:
     Capital contributed                                                     3,000         3,000
     Retained earnings                                                       1,189         1,235
     Unrealized (depreciation)/appreciation on investment                      (57)           38
                                                                          --------      --------
     Total members' capital                                                  4,132         4,273
                                                                          --------      --------
     Total liabilities and members' capital                               $ 27,841      $ 14,381
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

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1998           1997
                                                     ----           ----
REVENUES:

     Room revenue                                  $  74,012      $  74,523
     Food and beverage revenue                        35,272         35,887
     Other hotel revenue                               7,220          7,128
     Other revenue                                     1,564          1,508
                                                   ---------      ---------
         Total revenues                              118,068        119,046
EXPENSES:

     Departmental expenses of hotels                  48,005         47,244
     Cost of goods sold of nonhotel operations           396            415
     Percentage Lease expense                         33,951         34,843
     Other expenses                                   35,774         34,626
                                                   ---------      ---------
NET (LOSS) INCOME                                  $     (58)     $   1,918
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

THE COMPANY

Quarter ended June 30, 1998 compared to 1997

     For the three months ended June 30, 1998, Percentage Lease revenue, after accounting for EITF 98-9, increased to $13.1 million, or 35.5%, from $9.7 million for the same period in 1997. Second quarter revenues would have increased 79.0% without the application of EITF 98-9. The increase was primarily because of an increase in the number of Hotels owned by the Company from 13 to 31 at June 30, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC and Westboy represented $10.3 million, or 78.2%, of total Percentage Lease revenue in the 1998 period, compared to $9.7 million, or 100% of total Percentage Lease revenue, in 1997. The increase in Percentage Lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy which commenced upon completion of the Red Lion merger.

     Income before minority interests and extraordinary item decreased to $2.3 million in 1998 compared to $5.0 million in 1997, after accounting for EITF 98-9. Without the application of EITF 98-9, income before minority interests and extraordinary item would have been $6.5 million, an increase of 30.6% over 1997. As a percent of total revenue, income before minority interest decreased to 17.4% in 1998 from 51.4% in 1997, primarily resulting from (i) a $4.2 million impact on revenues and income before minority interests and extraordinary item for the application of EITF 98-9, (ii) an increase in interest expense to $2.6 million in 1998, or 19.5%, of total revenues in 1998, compared to $341, or 3.5%, in 1997, (iii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 24.7% in 1997 to 38.4% in 1998, and (iv) an increase in general and administrative expenses, as a percent of total revenues, from 5.7% in 1997 to 8.3% in 1998, due to an increase in the size of the Company's hotel portfolio. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used to fund the majority of acquisitions in the first half of 1997.

     The Company's net income, after accounting for EITF 98-9, decreased to $.9 million for the three months ended June 30, 1998, compared to $4.4 million in 1997. Minority interest applicable to the operating partnership decreased to $68 in 1998, or .1%, of total revenues, compared to $626, or 6.4%, in 1997. The common shares issued as part of the February 1998 Offering and the Red Lion merger had the effect of diluting the limited partners' ownership interests in the Partnership. The Company also recorded minority interest applicable to joint venture partnerships of $201 in 1998 which did not exist in the first half of 1997. The extraordinary charge in the second quarter of 1998 represented the write-off of deferred financing costs associated with the Company's former $150 secured credit facility, which was replaced with a new $250 million unsecured credit facility.

Six months ended June 30, 1998 compared to 1997

     For the six months ended June 30, 1998, Percentage Lease revenue, after accounting for EITF 98-9, increased to $22.7 million, or 34.5%, from $16.9 million for the same period in 1997. Revenues would have increased 66.9% without the application of EITF 98-9. The increase was primarily because of an increase in the number of Hotels owned by the Company from 13 to 31 at June 30, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC and Westboy represented $17.7 million, or 77.7%, of total Percentage Lease revenue in the 1998 period, compared to $16.9 million, or 100% of total Percentage Lease revenue, in 1997. The increase in Percentage Lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy which commenced upon completion of the Red Lion merger as well as four Hotels acquired by the Company in March and April 1997 and leased by BMC.

     Income before minority interests and extraordinary item decreased to $5.1 million in 1998 compared to $8.8 million in 1997, after accounting for EITF 98-9. Without the application of EITF 98-9, income before minority interests and extraordinary item would have been $10.6 million, an increase of 20.1% over 1997. As a percent of total revenue, income before minority interest decreased to 22.3% in 1998 from 51.4% in 1997, primarily resulting from (i) a $5.5 million impact on revenues and income before minority interests and extraordinary item for the application of EITF 98-9, (ii) an increase in interest expense to $3.8 million in 1998, or 16.4%, of total revenues in 1998, compared to $393, or 2.3%, in 1997, (iii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 25.3% in 1997 to 36.3% in 1998, and (iv) an increase in general and administrative expenses, as a percent of total revenues, from 6.1% in 1997 to 8.3% in 1998, due to an increase in the size of the Company's hotel portfolio. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used fund to the majority of acquisitions in the first half of 1997.

     The Company's net income, after accounting for EITF 98-9, decreased to $3.5 million for the six months ended June 30, 1998, compared to $7.8 million in 1997. Minority interest applicable to the operating partnership decreased to $292 in 1998, or 1.3%, of total revenues, compared to $1,072, or 6.2%, in 1997. The common shares issued as part of the February 1998 Offering and the Red Lion merger had the effect of diluting the limited partners' ownership interests in the Partnership. The Company also recorded minority interest applicable to joint venture partnerships of $195 in 1998 which did not exist in the first half of 1997.

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


                                            Three Months Ended         Six Months Ended
                                                  June 30,                   June 30,
                                            1998          1997         1998          1997
                                          --------      --------     --------      --------
     Net income                           $    950      $  4,373     $  3,490      $  7,754

     Extraordinary item                      1,138          --          1,138          --
     Real estate related depreciation
        and amortization                     5,096         2,405        8,316         4,346
     Minority interest                         220           626          487         1,072
     Deferred lease revenue                  4,221          --          5,487          --
     FFO applicable to joint venture
        minority interest                     (292)         --           (363)         --
                                          --------      --------     --------      --------
     Funds from operations                $ 11,333      $  7,404     $ 18,555      $ 13,172
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

      For information relating to the provisions of EITF 98-9 and its impact on quarterly and year-to-date results of operations, reference is made to Note 5 of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q/A. Reference is also made to the Company's Form 10-Q/A for the period ended March 31, 1998 for the impact on the 1998 first quarter results of operations as restated in that Form 10-Q/A.

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

                                       BOYKIN LODGING COMPANY

                                       /s/ Robert W. Boykin
                                       ----------------------------------
November 16, 1998                      Robert W. Boykin
                                       Director, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Paul A. O'Neil
                                       ----------------------------------
November 16, 1998                      Paul A. O'Neil
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

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