Form 10-Q
period 1998-09-30
BOYKIN LODGING CO
filed 1998-11-16
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-Q

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                   Commission file number  001-11975
ended September 30, 1998                                          ------------

                             Boykin Lodging Company
             (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                          34-1824586
 ------------------------------                         -------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue           44115
-----------------------------------------------------   -------------------
(Address of Principal Executive Office)                       (Zip Code)

                (216) 430-1200
---------------------------------------------------
Registrant's telephone number, including area code)


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

         The number of Common Shares, without par value, outstanding as of November 16, 1998: 17,044,360

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS


                             BOYKIN LODGING COMPANY
                          INDEX TO FINANCIAL STATEMENTS


BOYKIN LODGING COMPANY:
         Consolidated Balance Sheets as of September 30, 1998 (unaudited)
              and December 31, 1997..............................................3
         Consolidated Statements of Income for the Three and Nine Months
              Ended September 30, 1998 and 1997 (unaudited)......................4
         Consolidated Statement of Shareholders' Equity for the Nine Months
              Ended September 30, 1998 (unaudited)...............................5
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997 (unaudited)......................6
         Notes to Consolidated Financial Statements..............................7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
         Consolidated Balance Sheets as of September 30, 1998 (unaudited)
              and December 31, 1997.............................................13
         Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 1998 and 1997 (unaudited).....................14
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997 (unaudited).....................15
         Notes to Consolidated Financial Statements.............................16

                                              BOYKIN LODGING COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                  AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                              (AMOUNTS IN THOUSANDS)


                                                                           (Unaudited)
                                                                          September 30,   December 31,
                                                                              1998            1997
                                                                            ---------      ---------
                                     ASSETS
                                     ------
INVESTMENT IN HOTEL PROPERTIES, net                                         $ 594,873      $ 231,651

CASH AND CASH EQUIVALENTS                                                       2,424          1,855

RENT RECEIVABLE FROM LESSEES:
  Related party lessees                                                         8,512            897
  Third party lessees                                                           1,228            360

DEFERRED EXPENSES, net                                                          3,333          2,055

RESTRICTED CASH                                                                 5,090             --

OTHER ASSETS                                                                    1,525          2,037
                                                                            ---------      ---------
  Total assets                                                              $ 616,985      $ 238,855
                                                                            =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

BORROWINGS AGAINST CREDIT FACILITY                                          $ 151,000      $  91,750

TERM NOTE PAYABLE                                                             130,000             --

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           7,305          4,688

DEFERRED LEASE REVENUE                                                          9,311             --

DIVIDENDS/DISTRIBUTIONS PAYABLE                                                 8,618          4,893

DUE TO LESSEES:
  Related party lessees                                                         4,081          1,069
  Third party lessees                                                           1,817          1,268

MINORITY INTEREST IN JOINT VENTURES                                            11,102          7,318

MINORITY INTEREST IN OPERATING PARTNERSHIP                                     11,279         13,054

SHAREHOLDERS' EQUITY:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                                   --             --
 Common shares, without par value; 40,000,000 shares
     authorized; 17,044,360 and 9,542,251 shares outstanding
     September 30, 1998 and December 31, 1997, respectively,  stated at            --             --
 Additional paid-in capital                                                   307,523        124,430
 Retained deficit                                                             (25,051)        (9,615)
                                                                            ---------      ---------
  Total shareholders' equity                                                  282,472        114,815
                                                                            ---------      ---------
       Total liabilities and shareholders' equity                           $ 616,985      $ 238,855
                                                                            =========      =========

                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                  ----------------------      ----------------------
                                                                    1998          1997          1998          1997
                                                                  --------      --------      --------      --------
REVENUES:
  Lease revenue from related party                                $ 15,828      $ 10,556      $ 33,487      $ 27,463
  Other lease revenue                                                3,518         1,403         8,596         1,403
  Interest income                                                       97            77           279           337
                                                                  --------      --------      --------      --------

                                                                    19,443        12,036        42,362        29,203
                                                                  --------      --------      --------      --------
EXPENSES:
  Real estate related depreciation and amortization                  6,748         2,584        15,064         6,931
  Real estate and personal property taxes, insurance
        and ground rent                                              2,473         1,489         6,033         3,834
  General and administrative                                           824           669         2,725         1,708
  Interest expense                                                   5,105           966         8,857         1,359
  Amortization of deferred financing costs                             158           109           434           327
                                                                  --------      --------      --------      --------
                                                                    15,308         5,817        33,113        14,159
                                                                  --------      --------      --------      --------
INCOME BEFORE MINORITY INTERESTS AND
EXTRAORDINARY ITEM                                                   4,135         6,219         9,249        15,044

MINORITY INTEREST IN JOINT VENTURES                                   (117)          (92)         (312)          (92)

MINORITY INTEREST IN OPERATING PARTNERSHIP                            (269)         (754)         (560)       (1,825)
                                                                  --------      --------      --------      --------

INCOME BEFORE EXTRAORDINARY ITEM                                     3,749         5,373         8,377        13,127

EXTRAORDINARY ITEM- Loss on early extinguishment
of debt, net of minority interest of $110 and $14 in 1998 and
1997, respectively                                                      --          (141)       (1,138)         (141)
                                                                  --------      --------      --------      --------
NET INCOME APPLICABLE TO COMMON SHARES                            $  3,749      $  5,232      $  7,239      $ 12,986
                                                                  ========      ========      ========      ========

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic                                                           $   0.22      $   0.56      $   0.57      $   1.37
  Diluted                                                         $   0.22      $   0.56      $   0.57      $   1.37

EARNINGS PER SHARE:
  Basic                                                           $   0.22      $   0.55      $   0.49      $   1.36
  Diluted                                                         $   0.22      $   0.55      $   0.49      $   1.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
  Basic                                                             17,125         9,522        14,647         9,518
  Diluted                                                           17,125         9,596        14,650         9,575

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)


                                                                Additional
                                                  Common          Paid-In         Retained
                                                  Shares          Capital          Deficit           Total
                                               -----------      -----------      -----------      -----------
Balance, December 31, 1997                       9,542,251      $   124,430      $    (9,615)     $   114,815

Issuance of common shares, net of offering
  expenses of $8,047                             7,616,609          184,923               --          184,923

Common share purchases for treasury               (114,500)          (1,830)              --           (1,830)

Dividends declared                                      --               --          (22,675)         (22,675)

Net income                                              --               --            7,239            7,239
                                               -----------      -----------      -----------      -----------
Balance, September 30, 1998                     17,044,360      $   307,523      $   (25,051)     $   282,472
                                               ===========      ===========      ===========      ===========























           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                                1998           1997
                                                                             ---------      ---------
Cash flows from operating activities:
  Net income                                                                 $   7,239      $  12,986
  Adjustments to reconcile net income to net cash flow
       provided by operating activities-
       Extraordinary item - noncash loss on early extinguishment of debt         1,138            141
       Depreciation and amortization                                            15,498          7,017
       Minority interests                                                          872          1,917
       Changes in assets and liabilities-
           Rent receivable                                                      (7,034)        (4,824)
           Restricted cash                                                      (5,090)            --
           Other assets                                                            273           (207)
           Accounts payable and accrued expenses                                 1,621          1,313
           Deferred lease revenue                                                9,311             --
           Due to lessees                                                        2,765          1,815
                                                                             ---------      ---------

           Net cash flow provided by operating activities                       26,593         20,158
                                                                             ---------      ---------
Cash flows from investing activities:
  Acquisition of Red Lion Inns Operating L.P., net of common shares
       issued of $80,333 and cash acquired of $11                             (191,004)            --
  Acquisitions of hotel properties                                             (79,817)       (68,734)
  Improvements and additions to hotel properties                               (25,973)        (6,816)
                                                                             ---------      ---------

           Net cash flow used for investing activities                        (296,794)       (75,550)
                                                                             ---------      ---------
Cash flows from financing activities:
  Payment of dividends and distributions                                       (20,770)       (12,886)
  Borrowings against credit facility                                           156,000         59,000
  Repayment of borrowings against credit facility                              (96,750)            --
  Term note borrowing                                                          130,000             --
  Payment of deferred financing costs                                           (2,975)            --
  Net proceeds from issuance of common shares                                  104,590            490
  Additional offering costs                                                         --            (14)
  Distributions to joint venture minority interest partners                       (162)            --
  Capital contributions from joint venture minority interest partners            3,634             --
  Cash payments for redemption of certain limited partnership interests           (967)          (827)
  Retirement of mortgage debt assumed                                               --        (10,266)
  Cash payment for common share purchases                                       (1,830)            --
                                                                             ---------      ---------

           Net cash flow provided by financing activities                      270,770         35,497
                                                                             ---------      ---------

Net change in cash and cash equivalents                                            569        (19,895)

Cash and cash equivalents, beginning of period                                   1,855         21,362
                                                                             ---------      ---------

Cash and cash equivalents, end of period                                     $   2,424      $   1,467
                                                                             =========      =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


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

     The Partnership used a substantial portion of the proceeds received from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the "Initial Hotels"). The Company acquired interests in eight additional hotels in 1997 and 14 more during the first nine months of 1998, bringing the total number of hotels owned at September 30, 1998 to 31 with an aggregate of 8,689 guest rooms (collectively, the "Hotels"). The Partnership and its subsidiaries lease fifteen of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company ("BMC"), ten hotels to Westboy L.L.C. ("Westboy"), a wholly-owned subsidiary of BMC, three Hotels to MeriStar Hotels and Resorts, Inc. ("MeriStar"), one Hotel to Davidson Hotel Company ("Davidson"), one Hotel to Outrigger Lodging Services ("Outrigger"), and one Hotel to Radisson Hospitality Worldwide ("Radisson"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of the leased hotel. The lessee holds the franchise agreement for each franchised hotel. The Partnership owns a 100% equity interest in the twenty-five Hotels leased by BMC and Westboy and one Hotel leased by MeriStar. The remaining five Hotels are owned by joint ventures, in three of which the Partnership has a 91% equity interest, one an 85% equity interest, and the other an 80% equity interest. The minority interests in these Hotels are owned by MeriStar (9% and 20%), Davidson (9%), Outrigger (9%) and Radisson (15%), or their affiliates. BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of the Company (53.8%) and his brother, John E. Boykin (46.2%).

     Pursuant to the partnership agreement for the Partnership, the limited partners of the Partnership received exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at the Company's election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares initially issuable to the limited partners upon exercise of the exchange rights was 1,378,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions that which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company.

Basis of Presentation
---------------------

     The Company exercises control over the Partnership and its majority-owned entities. Therefore, the separate financial statements maintained by the Company, the Partnership and all majority owned entities have been presented on a consolidated basis with the Company. All significant intercompany transactions and balances have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.


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


3. MERGER WITH RED LION INNS LIMITED PARTNERSHIP:
   ----------------------------------------------

     On May 22, 1998 the Company completed its merger with Red Lion Inns Limited Partnership ("Red Lion"), in which the Company acquired Red Lion Inns Operating L.P. ("OLP") which owns a portfolio of ten DoubleTree-licensed hotels (the "DoubleTree Hotels"). The DoubleTree Hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho, and Nebraska. A subsidiary of Promus Hotel Corporation continues to manage the DoubleTree Hotels, which are leased to Westboy. In the transaction, the Company issued 3,109,606 common shares and paid approximately $35,305 in cash to the Red Lion limited partners and general partner. The transaction was accounted for as a purchase. The common shares issued in the merger were valued at $25.83 per share for accounting purposes (the five day average trading price of the Company's shares before the merger announcement). The total consideration value, including assumed liabilities of approximately $155,710 and common shares issued valued at $80,333, was $271,348 in cash and common shares.

     As a result of the Offering, the merger and the purchase of the limited partnership units, the Company increased its ownership percentage in the Partnership to 92.2%

4.   ACQUISITIONS OF HOTEL PROPERTIES:
     ---------------------------------

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

     In May 1998, the Company acquired the 208-room Pink Shell Resort in Fort Myers Beach, Florida for net cash consideration of $19,250, after $2 million of purchase price funded by the lessee of the hotel. The consideration paid by the Company was funded through borrowings under the Company's credit facility. MeriStar leases and manages the property under a long-term Percentage Lease.

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

     All of the above acquisitions were accounted for as purchases and accordingly, the operating results of the acquired properties have been included in the accompanying consolidated financial statements commencing on the respective dates of acquisition.


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

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities" which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. In the opinion of management, adopting this SOP will not have a material impact on the Company's consolidated financial statements.

     In May 1998, the Emerging Issues Task Force ("EITF") issued EITF 98-9, "Accounting for Contingent Rent in Interim Periods." EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. The Company has elected to adopt the provisions of EITF 98-9 effective January 1, 1998, and has restated its financial results for the first and second quarters of 1998 and recorded the results of the third quarter of 1998 in accordance with EITF 98-9. Prior to EITF 98-9, in accordance with industry practice, the Company recognized Percentage Lease revenue in interim periods as calculated and paid under the terms of its lease agreements. For the Company, the application of EITF 98-9 generally results in monthly base rent being recognized in the first and second quarters and percentage rents collected or due from the lessees in the first and second quarters being deferred and recognized in the third and fourth quarters. EITF 98-9 relates solely to the Company's recognition of lease revenue for financial reporting purposes and has no effect on rent payments under the Company's leases, quarterly funds from operations, or the Company's cash flows and does not affect the Company's annual reported lease revenue. At September 30, 1998, the Company's deferred lease revenue was $9.3 million, representing the difference between the revenue recognized under EITF 98-9 and the percentage rent collected or due from lessees during the first three quarters under the quarterly rent calculations in the leases. The Company will recognize the deferred revenue as lease revenue in the fourth quarter of 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." As the Company has not utilized such instruments or entered into any such activities to date, this pronouncement has no impact on the Company.


6.   NET INCOME PER SHARE AND PARTNERSHIP UNIT:
     ------------------------------------------

     The Company's basic and diluted earnings per share for three and nine months ended September 30, 1998 under SFAS No. 128, "Earnings per Share" are as follows:



                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                                   -------------                  -------------
                                                1998          1997            1998             1997
                                                ----          ----            ----             ----

Basic earnings per common share                 $0.22         $0.55            $0.49           $1.36

Diluted earnings per common share               $0.22         $0.55            $0.49           $1.36

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At September 30, 1998, a total of 1,291,000 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three months ended September 30, 1998 was 18,416,000. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the nine months ended September 30, 1998 was 15,947,000 and 15,949,000, respectively.


7.   CREDIT FACILITY:
     ----------------

     On June 11, 1998, the Company entered into a new unsecured credit facility with a group of banks, which enables the Company to borrow up to $250,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75% (7.1% at September 30, 1998), as defined. The Company is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension at the Company's option. The new facility replaced the Company's previous $150,000 credit facility, which was secured by first mortgages on thirteen of the Hotels. As of September 30, 1998 and December 31, 1997, the Company had $151,000 and $91,750, respectively, outstanding against the credit facility.

     The credit facility requires the Company, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, the Company is required to maintain the franchise agreement at each Hotel and to maintain its REIT status. The Company was in compliance with its covenants at September 30, 1998 and December 31, 1997.


8.   TERM NOTE PAYABLE:
     ------------------

     In connection with the Red Lion merger, on May 22, 1998, OLP entered into a $130,000 term loan agreement. The loan expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The loan is secured by the DoubleTree Hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from OLP to the Partnership. Likewise, the assets of other entities are not available to pay the creditors of OLP.

9.   EXTRAORDINARY ITEM:
     -------------------

     In connection with obtaining the new unsecured credit facility discussed in
Note 7, the Company wrote off existing deferred financing costs under the former secured facility totaling $1,138. These charges, net of $110 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the nine months ended September 30, 1998.


10.  PERCENTAGE LEASE AGREEMENTS:
     ----------------------------

     The Percentage Leases have noncancelable remaining terms ranging from three to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended September 30, 1998 and 1997 was $19,346 and $11,959, respectively, of which approximately $4,033 and $5,014, respectively, was in excess of minimum rent. Percentage Lease revenue for the nine months ended September 30, 1998 and 1997 was $42,083 and $28,866, respectively, of which approximately $6,308 and $10,872, respectively, was in excess of minimum rent. The 1998 amounts reflect the adoption of EITF 98-9 as discussed in Note 5.

     Future minimum rentals (ignoring future CPI increases) to be received by the Company from BMC (including Westboy) and from other lessees pursuant to the Percentage Leases for each of the years in the period 1998 to 2002 and in total thereafter are as follows:

                                      BMC         Other Lessees           Totals
                                      ---         -------------           ------

     Remainder of 1998             $ 12,127            $  2,556         $ 14,683
     1999                            48,507              10,425           58,932
     2000                            48,507              10,625           59,132
     2001                            42,305              10,625           52,930
     2002                            35,474               9,226           44,700
     Thereafter                      37,257              36,450           73,707
                                   --------            --------       ---------
                                   $224,177            $ 79,907         $304,084
                                   ========            ========         ========


11.  RELATED PARTY TRANSACTIONS:
     ---------------------------

     The Chairman, President and Chief Executive Officer of the Company is the majority shareholder of BMC. BMC was a significant source of the Company's Percentage Lease revenue through September 30, 1998. At September 30, 1998 and December 31, 1997, the Company had rent receivable of $8,512 and $897, respectively, due from BMC.

     At September 30, 1998 and December 31, 1997, the Company had a payable to BMC of $4,081 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Company.


12.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
     --------------------------------------------------

     During the nine-month periods ended September 30, 1998 and 1997, noncash financing transactions consisted of $8,618 and $4,894, respectively, of dividends and Partnership distributions which were declared but not paid as of September 30, 1998 and 1997, respectively. In connection with the completion of the Red Lion merger, the Company issued 3,109,606 common shares, valued at $80,333, as partial consideration for the acquisition of OLP.

     Interest paid during the nine-month periods ended September 30, 1998 and 1997 was $7,793 and $875, respectively.

13.  PRO FORMA FINANCIAL INFORMATION:
     --------------------------------

     The unaudited pro forma financial information set forth below is presented as if (i) the Offering discussed in Note 2, (ii) the merger with Red Lion discussed in Note 3, including the acquisition of the DoubleTree Hotels and the issuance of common shares and (iii) the acquisitions of properties in 1997 and the 1998 acquisitions discussed in Note 4 had been consummated as of January 1, 1997. The 1998 pro forma financial information also reflects the adoption of EITF 98-9 which had the impact of reducing 1998 lease revenue and income before extraordinary item by $9,433 and $8,771, respectively. The 1997 results have not been adjusted for EITF 98-9. The pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Offering, the Red Lion merger, and the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.



                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                             1998        1997
                                                                            -------     -------
Revenues:
     Lease revenue                                                          $55,148     $64,887
     Interest income                                                            264        --
                                                                            -------     -------
                                                                             55,412      64,887

Expenses:
     Real estate related depreciation and amortization                       20,055      19,644
     Real estate and personal property taxes, insurance and ground rent       7,427       7,084
     General and administrative                                               2,725       1,708
     Interest expense                                                        14,661      14,323
     Amortization of deferred financing costs                                   493         441
                                                                            -------     -------
Income before minority interest and extraordinary item                       10,051      21,687
Minority interest                                                             1,004       1,589
                                                                            -------     -------
Income before extraordinary item                                            $ 9,047     $20,098
                                                                            =======     =======
Income per share before extraordinary item
     Basic                                                                  $   .53     $  1.18
     Diluted                                                                $   .53     $  1.18

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)


                                                                        (Unaudited)
                                                                        September 30,  December 31,
ASSETS                                                                      1998          1997
------                                                                    --------      --------
CASH AND CASH EQUIVALENTS                                                 $ 17,536      $  6,862
ACCOUNTS RECEIVABLE:
     Trade, net of allowance for doubtful accounts of $156 and $84 at
         September 30, 1998 and December 31, 1997, respectively             10,847         3,859
     Boykin Hotel Properties, L.P.                                           3,362         1,069
     Red Lion Inns Operating L.P.                                              719            --
     Other                                                                      24            --
INVENTORIES                                                                  2,253           788
PROPERTY AND EQUIPMENT, net                                                    368           366
INVESTMENT IN BOYKIN LODGING COMPANY                                           301           529
PREPAID EXPENSES AND OTHER ASSETS                                            1,791           908
                                                                          --------      --------
     Total assets                                                         $ 37,201      $ 14,381
                                                                          ========      ========
LIABILITIES AND MEMBERS' CAPITAL
--------------------------------
RENT PAYABLE:
     Boykin Hotel Properties, L.P.                                        $  3,223      $    897
     Red Lion Inns Operating L.P.                                            5,289            --
ACCOUNTS PAYABLE:
     Trade                                                                   3,567         1,746
     Advance deposits                                                        1,468           259
     Bank overdraft liability                                                5,893         2,837
     Former owners and affiliate                                                --             2
ACCRUED EXPENSES:
     Accrued payroll                                                         1,360           391
     Accrued vacation                                                        2,602           893
     Accrued sales, use and occupancy taxes                                  2,287           646
     Accrued management fee                                                  3,219            --
     Other accrued liabilities                                               4,289         2,437
                                                                          --------      --------
     Total liabilities                                                      33,197        10,108
                                                                          --------      --------
MEMBERS' CAPITAL:
     Capital contributed                                                     3,000         3,000
     Retained earnings                                                       1,194         1,235
     Unrealized (depreciation)/appreciation on investment                     (190)           38
                                                                          --------      --------
     Total members' capital                                                  4,004         4,273
                                                                          --------      --------
     Total liabilities and members' capital                               $ 37,201      $ 14,381
                                                                          ========      ========



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                    ------------------------      ------------------------
                                                      1998           1997           1998           1997
                                                    ---------      ---------      ---------      ---------
REVENUES:
     Room revenue                                   $  41,917      $  20,705      $ 114,403      $  56,117
     Food and beverage revenue                         17,327          7,841         52,023         22,215
     Other hotel revenue                                4,461          2,478         11,521          5,810
     Other revenue                                        443            542          2,007          2,050
                                                    ---------      ---------      ---------      ---------
         Total revenues                                64,148         31,566        179,954         86,192
                                                    ---------      ---------      ---------      ---------
EXPENSES:
     Departmental expenses of hotels:
         Rooms                                          9,979          4,568         27,440         12,442
         Food and beverage                             13,154          5,794         39,166         16,190
         Other                                          2,642          1,241          6,315          2,927
     Cost of goods sold of non-hotel operations            27             69            423            484
     Percentage lease expense                          18,997         10,556         52,294         27,463
     General and administrative                         6,579          3,376         18,896          9,776
     Advertising and promotion                          3,026          1,324          8,360          3,596
     Utilities                                          2,887          1,278          7,910          3,429
     Franchisor royalties and other charges             2,093          1,564          5,787          4,121
     Repairs and maintenance                            2,317          1,376          6,708          3,806
     Depreciation and amortization                         22             20             67             61
     Management fee expense                             2,341             --          6,662             --
     Other (income)/expense                                79            (10)           (33)            19
                                                    ---------      ---------      ---------      ---------
         Total expenses                                64,143         31,156        179,995         84,314
                                                    ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                   $       5      $     410      $     (41)     $   1,878
                                                    =========      =========      =========      =========
COMPREHENSIVE INCOME (LOSS)                         $    (128)     $     410      $    (269)     $   1,878
                                                    =========      =========      =========      =========















           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                        (UNAUDITED, AMOUNTS IN THOUSANDS)



                                                                              1998          1997
                                                                            --------      --------
Cash flows from operating activities:
     Net (loss) income                                                      $    (41)     $  1,878
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization                                            67            61
         Changes in assets and liabilities:
            Accounts receivable                                              (10,024)       (4,081)
            Inventories                                                       (1,465)         (307)
            Prepaid expenses and other assets                                   (883)         (311)
            Rent payable                                                       7,615         3,452
            Accounts payable                                                   7,753         4,165
            Other accrued liabilities                                          7,723         2,016
                                                                            --------      --------
         Net cash provided by operating activities                            10,745         6,873
                                                                            --------      --------
Cash flows from investing activities:
     Property additions                                                          (69)          (55)
     Investment in Boykin Lodging Company                                         --          (490)
                                                                            --------      --------
         Net cash used for investing activities                                  (69)         (545)
                                                                            --------      --------
Cash flows from financing activities:
     Payments of obligations to former owners                                     (2)         (373)
     Collections of amounts due from former owners                                --            69
                                                                            --------      --------
         Net cash used for financing activities                                   (2)         (304)
                                                                            --------      --------
Net increase in cash and cash equivalents                                     10,674         6,024

Cash and cash equivalents, beginning of period                                 6,862         5,469
                                                                            --------      --------
Cash and cash equivalents, end of period                                    $ 17,536      $ 11,493
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

                               SEPTEMBER 30, 1998

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


3.   BASIS OF PRESENTATION:
     ----------------------

     The separate financial statements of BMC's subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to BMC's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1997.


4.   NEW ACCOUNTING STANDARDS:
     -------------------------

     Effective January 1, 1998, BMC adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in members' capital from nonowner sources, which for BMC consist of differences between the cost basis and fair market value of its investment in 20,000 common shares in the Company. For the three and nine-month periods ended September 30, 1998, there was a difference of $133 and $228, respectively, between net income and comprehensive income due to the decline in market value of the investment.

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


6.   DOUBLETREE LEASE AGREEMENT:
     ---------------------------

     Effective January 1, 1998, Westboy, LLC ("Westboy"), a wholly-owned subsidiary of BMC, entered into a long term lease agreement with Red Lion Inns Operating L.P. ("OLP") with terms similar to those described in Note 5. OLP was acquired by the Company on May 22, 1998. The ten DoubleTree-licensed hotels (the "DoubleTree Hotels") leased by Westboy are located in California, Oregon, Washington, Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Promus Hotel Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.


7.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     At September 30, 1998 and December 31, 1997 BMC had receivables from the Partnership of $4,081 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership.

     At September 30, 1998 and December 31, 1997 BMC had payables to the Partnership of $8,512 and $897, respectively, for amounts due pursuant to the Percentage Leases.


8.   PRO FORMA FINANCIAL INFORMATION:
     --------------------------------

     The following unaudited pro forma condensed statements of operations for the nine-month periods ended September 30, 1998 and 1997 are presented as if BMC leased and operated from January 1, 1997 all of the BMC Hotels and the DoubleTree Hotels owned by the Company as of September 30, 1998.

     The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the BMC Hotels and the DoubleTree Hotels were operated by BMC pursuant to the Percentage Leases from January 1, 1997 or to project results for any future period.



                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                     1998           1997
                                                   ---------      ---------
REVENUES:
     Room revenue                                  $ 115,929      $ 116,471
     Food and beverage revenue                        52,599         53,168
     Other hotel revenue                              11,681         11,411
     Other revenue                                     2,007          2,050
                                                   ---------      ---------
         Total revenues                            $ 182,216      $ 183,100
EXPENSES:
     Departmental expenses of hotels                  73,780         71,160
     Cost of goods sold of nonhotel operations           423            484
     Percentage Lease expense                         53,136         54,625
     Other expenses                                   55,105         53,924
                                                   ---------      ---------
NET (LOSS) INCOME                                  $    (228)     $   2,907
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

     The Partnership used a substantial portion of the proceeds from the Company and issued limited partnership interests representing approximately 15.5% of the Partnership to acquire nine hotel properties (the "Initial Hotels"). The Company acquired interests in eight additional hotels in 1997 and 14 more during the first nine months of 1998, bringing the total number of hotels owned at September 30, 1998 to 31 with an aggregate of 8,689 guest rooms (collectively, the "Hotels"). The Partnership and its subsidiaries lease fifteen of the Hotels to Boykin Management Company Limited Liability Company, an Ohio limited liability company ("BMC"), ten hotels to Westboy L.L.C. ("Westboy"), a wholly-owned subsidiary of BMC, three Hotels to MeriStar Hotels and Resorts, Inc. ("MeriStar"), one Hotel to Davidson Hotel Company ("Davidson"), one Hotel to Outrigger Lodging Services ("Outrigger"), and one Hotel to Radisson Hospitality Worldwide ("Radisson"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of the leased hotel. The lessee holds the franchise agreement for each franchised hotel. The Partnership owns a 100% equity interest in the twenty-five Hotels leased by BMC and Westboy and one Hotel leased by MeriStar. The remaining five Hotels are owned by joint ventures, in three of which the Partnership has a 91% equity interest, one an 85% equity interest, and the other an 80% equity interest.

     In February 1998, the Company completed a follow-on equity offering (the "Offering") of 4,500,000 common shares, under the Company's $300 million shelf registration statement, which provides for the issuance of up to $300 million in securities through November 1999. The Offering price of the shares was $25 per share, resulting in gross proceeds of approximately $112.5 million and net proceeds (less the underwriters' discount and offering expenses) of approximately $106.3 million. The Company contributed all of the net proceeds to the Partnership which were used by the Partnership to pay existing indebtedness under the Company's $150 million credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two Hotels purchased in March 1998 and for general corporate purposes.

     The Company's principal source of revenue is lease payments from its lessees pursuant to the Percentage Leases. Percentage Lease revenue is based upon the room, food and beverage and other revenues of the Company's hotels. The lessees' ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Because of the foregoing and the significance of the BMC Percentage Leases to the Company, management believes that a discussion of the operations of BMC is important to an understanding of the business of the Company.


THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 1998

     During the third quarter, two of the Company's largest hotels, the Cleveland Airport Marriott and the Berkeley Marina Radisson, were under significant renovation. For the third quarter of 1998, these two hotels experienced a decrease in revenues of $1.2 million, or 13%, compared to the same period in 1997, driven by a 10% occupancy decline and a 2.2% reduction in average daily rate ("ADR"). These two hotels accounted for approximately 13% of the Company's pro forma room revenues in 1997.

The Company completed the $6 million renovation at the Berkeley Marina Radisson in September 1998 and the $6 million renovation at the Cleveland Airport Marriott in November 1998.

     Management believes it is important to keep the Hotels in first-class condition in an effort to outperform the competition and to deliver superior room revenue per available room ("REVPAR") gains. Management also believes the long-term demand for rooms in most of the Company's markets will continue to grow and therefore expects to continue to implement its renovation plans aggressively. The Company's positioning of its assets for future growth has had some negative impact on operating results in 1998.

     The following table breaks down the REVPAR changes for the third quarter and nine months ended September 30, 1998 as compared to the same periods in 1997 to illustrate the impact of the renovation activity, adverse weather conditions and fire disruption at the Company's Florida hotels and the performance of the Company's other hotels:



                                                           Percentage change in REVPAR*

                                                                 Quarter
                                                  Number          Ended       Number       Nine Months
                                                of Hotels        9/30/98     of Hotels    Ended 9/30/98
                                                ---------        -------     ---------    -------------
Hotels undergoing renovation/repositioning           2           (12.0)%         4           (11.4)%
Florida hotels                                       4            (3.5)%         4             0.1%
Red Lion DoubleTree hotels                          10             0.5%         10             0.3%
Balance of portfolio                                13             0.7%         11             5.0%
Total                                               29            (1.0)%        29            (0.2)%

* Represents the operating results of hotels owned by the Company at September 30, 1998, including predecessors' results. These statistics exclude the results of the DoubleTree Hotel Kansas City and the Daytona Beach Radisson Resort as those hotels were closed for renovation during portions of the 1997 reporting periods.

     In August of 1998, the Company's Board of Directors authorized the Company to purchase up to one million shares, or approximately six percent of the Company's common shares, in the open market at times and at prices determined by management. As of September 30, 1998, the Company had purchased 114,500 shares at a cost of approximately $1.8 million, or an average price of $15.98 per share.

     The Company also announced in August its intent to sell non-strategic hotel assets and use a portion of the proceeds of these sales to retire debt or purchase additional shares. The Company is actively marketing two hotels near Charlotte, North Carolina, and four of the DoubleTree Hotels acquired in May of this year.

     The Company's acquisition program continues to move forward, but management has become more selective about the Company's acquisitions and its criteria in terms of yield and earnings. The Company did not complete any acquisitions in the third quarter and management anticipates a continued pause in acquisition activity in the marketplace while sellers' expectations adjust downward. The Company also is currently working with Chadwick, Saylor & Co. to find a private investor that may want to take advantage of selected acquisition opportunities through a joint venture with the Company. Management believes such a joint venture could enhance access to potential acquisitions, and generate additional fees to the Company. The Company has found a number of parties interested in exploring the idea with the Company.

     Looking at the remainder of the year and beyond, the Company is very optimistic about its portfolio's ability to meet the growing needs of both commercial and private customers of full-service upscale hotels. In spite of any anticipated slowing in the growth rate over the next four quarters, the Company anticipates a positive impact on its results of operations stemming from the Hotels renovated and repositioned in 1998. Six of the DoubleTree Hotels will benefit from renovations over the next two years. The Company expects to have approximately 750 of the DoubleTree Hotel rooms renovated by the end of the first quarter 1999. The Company is focusing its renovation activities on the Hotels in areas with the highest revenue potential. The Company is also considering expansions at a few of the Hotels as well as the development or sale of land parcels to maximize the value of the Company's portfolio.

RESULTS OF OPERATIONS

     The following discusses (i) the Company's results of operations for the quarter and nine months ended September 30, 1998 compared to the same period in 1997, and (ii) BMC's results of operations for the quarter and nine months ended September 30, 1998 compared to the same period in 1997.

     The Company's results of operations for 1998 reflect the adoption of EITF 98-9. For information relating to the provisions of EITF 98-9 and its impact on quarterly and year-to-date results of operations, reference is made to Note 5 of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q. Reference is also made to the Company's Form 10-Q/As for the quarterly periods ended March 31, 1998 and June 30, 1998 for the impact on the 1998 first and second quarter results of operations as restated in these Form 10-Q/As.


THE COMPANY

Quarter ended September 30, 1998 compared to 1997

     For the three months ended September 30, 1998, Percentage Lease revenue, after accounting for EITF 98-9, increased to $19.3 million, or 61.8%, from $12.0 million for the same period in 1997. Third quarter revenues would have increased 93.7% without the application of EITF 98-9. The increase was primarily because of an increase in the number of Hotels owned by the Company from 15 to 31 at September 30, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC and Westboy represented $15.8 million, or 81.8% of total Percentage Lease revenue in the 1998 period, compared to $10.6 million, or 88.3% of total Percentage Lease revenue, in 1997. The increase in Percentage Lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy which commenced upon completion of the Red Lion merger.

     Income before minority interests and extraordinary item decreased to $4.1 million in 1998 compared to $6.2 million in 1997, after accounting for EITF 98-9. Without the application of EITF 98-9, income before minority interests and extraordinary item would have been $8.0 million, an increase of 28.0% over 1997. As a percent of total revenue, income before minority interests and extraordinary item decreased to 21.3% in 1998 from 51.7% in 1997, primarily resulting from (i) a $3.8 million impact on revenues and income before minority interests and extraordinary item for the application of EITF 98-9, (ii) an increase in interest expense to $5.1 million in 1998, or 26.3% of total revenues, in 1998, compared to $966, or 8.0%, in 1997, and (iii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 21.5% in 1997 to 34.7% in 1998. These increases were because of an increase in the size of the Company's hotel portfolio. The increases were offset by a decrease in general and administrative expenses, as a percentage of total revenue, from 5.6% in 1997 to 4.2% in 1998. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used to fund the majority of acquisitions in the first half of 1997. New debt associated with the Company's 1998 acquisitions and the Red Lion merger increased the Company's interest expense in 1998.

     The Company's net income, after accounting for EITF 98-9, decreased to $3.7 million for the three months ended September 30, 1998, compared to $5.2 million in 1997. The effect of adopting EITF 98-9 lowered net income by $2.9 million for the third quarter of 1998. Minority interest applicable to the operating partnership decreased to $269 in 1998, or 1.4% of total revenues, compared to $754, or 6.3%, in 1997. The common shares issued as part of the February 1998 Offering and the Red Lion merger had the effect of diluting the limited partners' ownership interests in the Partnership. Minority interest applicable to joint venture partnerships increased to $117 in 1998 compared to $92 for the same period in 1997 due to the Company entering into three additional joint ventures since September 30, 1997. The extraordinary charge in the third quarter of 1997 resulted from the early extinguishment of debt assumed in connection with the acquisition of Marriott's Hunt Valley Inn in July 1997.

Nine months ended September 30, 1998 compared to 1997

     For the nine months ended September 30, 1998, Percentage Lease revenue, after accounting for EITF 98-9, increased to $42.1 million, or 45.8%, from $28.9 million for the same period in 1997. Revenues would have increased 78.0% without the application of EITF 98-9. The increase was primarily because of an increase in the number of Hotels owned by the Company from 15 to 31 at September 30, 1997 and 1998, respectively. Percentage Lease revenue payable by BMC and Westboy represented $33.5 million, or 79.6% of total Percentage Lease revenue, in the 1998 period, compared to $27.5 million, or 95.1% of total Percentage Lease revenue, in 1997. The increase in Percentage Lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy which commenced upon completion of the Red Lion merger and six Hotels acquired by the Company in 1997 and 1998 and leased to BMC.

     Income before minority interests and extraordinary item decreased to $9.2 million in 1998 compared to $15.0 million in 1997, after accounting for EITF 98-9. Without the application of EITF 98-9, income before minority interests and extraordinary item would have been $18.6 million, an increase of 23.4% over 1997. As a percent of total revenue, income before minority interests and extraordinary item decreased to 21.8% in 1998 from 51.5% in 1997, primarily resulting from (i) a $9.3 million impact on revenues and income before minority interests and extraordinary item for the application of EITF 98-9, (ii) an increase in interest expense to $8.9 million in 1998, or 20.9% of total revenues, in 1998, compared to $1.4 million, or 4.7%, in 1997, (iii) an increase in real estate related depreciation and amortization, as a percent of total revenue, from 23.7% in 1997 to 35.6% in 1998, and (iv) an increase in general and administrative expenses, as a percent of total revenues, from 5.8% in 1997 to 6.4% in 1998, due to an increase in the size of the Company's hotel portfolio. Interest expense in 1997 was unusually low due to minimal borrowings under the Company's credit facility as the remaining funds from the Company's Initial Offering were used fund to the majority of acquisitions in the first half of 1997. New debt associated with the Company's 1998 acquisitions and Red Lion merger increased the Company's interest expense in 1998.

     The Company's net income, after accounting for EITF 98-9, decreased to $7.2 million for the nine months ended September 30, 1998, compared to $13.0 million in 1997. The effect of adopting EITF 98-9 lowered net income by $8.3 million for the nine month period of 1998. Minority interest applicable to the operating partnership decreased to $560 in 1998, or 1.3% of total revenues, compared to $1,825 or 6.2%, in 1997. The common shares issued as part of the February 1998 Offering and the Red Lion merger had the effect of diluting the limited partners' ownership interests in the Partnership. Minority interest applicable to joint venture partnerships increased to $312 in 1998 compared to $92 for the same period in 1997 due to the Company entering into three additional joint ventures since September 30, 1997. An extraordinary charge of $1.1 million in the second quarter of 1998 represented the write-off of deferred financing costs associated with the Company's former $150 million secured credit facility, which was replaced with a new $250 million unsecured facility.

     The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO for its annual reporting period in accordance with the NAREIT White Paper. For interim periods, the Company computes FFO in accordance with the NAREIT White Paper, as adjusted for deferred lease revenue in accordance with EITF 98-9. The Company's computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, do not consider a deferred lease revenue adjustment to FFO, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three and nine months ended September 30, 1998 and 1997, respectively, (in thousands):


                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                          -------------              -------------
                                       1998          1997          1998          1997
                                       ----          ----          ----          ----
Net income                           $  3,749      $  5,232      $  7,239      $ 12,986

Extraordinary item                        -             141         1,138           141
Real estate related depreciation
   and amortization                     6,748         2,584        15,064         6,931
Minority interest                         386           846           872         1,917
Deferred lease revenue                  3,823           -           9,311           -
FFO applicable to joint venture
   minority interest                     (223)         (115)         (586)         (115)
                                     --------      --------      --------      --------

Funds from operations                $ 14,483      $  8,688      $ 33,038      $ 21,860
                                     ========      ========      ========      ========

     The following table illustrates key operating statistics of the Company's portfolio for the three and nine months ended September 30, 1998, regardless of ownership:



                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                      -------------                 -------------
                                                   1998           1997           1998            1997
                                                   ----           ----           ----            ----
All hotels (29 properties)(a)

     Hotel revenues                               $73,021        $73,762        $210,189       $210,857

     REVPAR                                        $65.57         $66.21          $62.11         $62.22

     Occupancy                                      72.6%          74.9%           68.2%          70.7%

     Average daily rate                            $90.32         $88.35          $91.14         $88.06

Initial Nine Hotels

     Hotel revenues                               $23,219        $24,625         $67,207        $71,351

     REVPAR                                        $74.30         $79.11          $70.91         $75.26

     Occupancy                                      75.9%          81.4%           73.3%          78.9%

     Average daily rate                            $97.96         $97.19          $96.70         $95.40

Acquired Hotels (10 properties)(b)

     Hotel revenues                               $20,262        $19,568         $58,322        $55,154

     REVPAR                                        $54.58         $52.51          $53.97         $50.54

     Occupancy                                      64.4%         $65.2%           59.9%          60.4%

     Average daily rate                            $84.74         $80.51          $90.07         $83.72

Acquired Red Lion DoubleTree Hotels
(10 properties)

     Hotel revenues                               $29,540        $29,569         $84,661        $84,352

     REVPAR                                        $68.12         $67.77          $62.15         $61.94

     Occupancy                                      77.0%          78.2%           71.1%          73.0%

     Average daily rate                            $88.41         $86.71          $87.40         $84.89


(a) Represents the operating results of hotels owned by the Company at September 30, 1998, including predecessors' results. These statistics exclude the results of the DoubleTree Hotel Kansas City and the Daytona Beach Radisson Resort as those hotels were closed for renovation during portions of the 1997 reporting periods.

(b) Represents the operating results of hotels acquired by the Company since its Initial Public Offering, other than the Red Lion portfolio, including predecessors' results. These statistics exclude the results of the DoubleTree Hotel Kansas City and the Daytona Beach Radisson Resort as those hotels were closed for renovation during portions of the 1997 reporting periods.

BMC

Quarter ended September 30, 1998 compared to 1997

     For the quarter ended September 30, 1998, BMC's hotel revenues increased 105.3%, to $63.7 million, compared to $31.0 million for the same period in 1997. The increase was attributable to an increase in the number of hotels leased by BMC from 13 to 25 at September 30, 1997 and 1998, respectively, primarily because of the January 1, 1998 commencement of the Percentage Lease related to the ten DoubleTree Hotels leased by Westboy LLC. The DoubleTree Hotels contributed $29.5 million of revenues to BMC during the quarter ended September 30, 1998. The remaining increase in hotel revenues resulted from the addition of two hotels leased from the Partnership in 1998 and the reopening of the Daytona Beach Radisson Resort in January 1998, offset by a decrease in revenues at hotels undergoing significant renovations.

     The Percentage Lease expense for the quarter ended September 30, 1998 increased 80.0%, to $19.0 million, compared to $10.6 million for the same period in 1997. Percentage Lease expense in 1998 of $8.7 million related to the DoubleTree Hotels was the primary reason for the increase. The remaining increase in Percentage Lease expense resulted from the increased number of hotels leased from the Partnership, offset by a decrease in lease expense at hotels undergoing significant renovations. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $45.1 million in the quarter ended September 30, 1998 compared to $20.5 million for the same period in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 70.8% in 1998 from 66.2% in 1997 primarily because of $2.3 million of management fee expense to Promus Hotel Corporation, the manager of the DoubleTree Hotels, pursuant to a long-term management agreement between Westboy LLC and Promus Hotel Corporation.

     BMC recorded net income of $5 for the quarter ended September 30, 1998 compared to $410 of net income in 1997.

Nine months ended September 30, 1998 compared to 1997

     For the nine months ended September 30, 1998, BMC's hotel revenues increased 111.5%, to $177.9 million, compared to $84.1 million for the same period in 1997. The increase was attributable to an increase in the number of hotels leased by BMC from 13 to 25 at September 30, 1997 and 1998, respectively, primarily because of the January 1, 1998 commencement of the lease of the ten DoubleTree Hotels from Westboy LLC. The DoubleTree Hotels contributed $84.7 million of revenues to BMC during the nine months ended September 30, 1998. The remaining increase in hotel revenues resulted from the addition of two hotels leased from the Partnership in 1998 and a full year results in 1998 from the 1997 addition of four hotels (including the Daytona hotel) leased from the Partnership, offset by a decrease in revenues at hotels undergoing significant renovations.

     The Percentage Lease expense for the nine months ended September 30, 1998 increased 90.4%, to $52.3 million, compared to $27.5 million for the same period in 1997. Percentage Lease expense in 1998 of $23.3 million related to the DoubleTree Hotels was the primary reason for the increase. The remaining increase in Percentage Lease expense resulted from the increased number of hotels leased from the Partnership, offset by a decrease in lease expense at hotels undergoing significant renovations. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $127.3 million in the nine months ended September 30, 1998 compared to $56.4 million for the same period in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 71.5% in 1998 from 67.0% in 1997 primarily because of $6.7 million of management fee expense to Promus Hotel Corporation.

     BMC recorded a net loss of $41 for the nine months ended September 30, 1998 compared to $1,878 of net income in 1997.


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

      In addition, the Company obtained a $250 million credit facility in order to fund acquisitions of additional hotels, to fund renovations and capital expenditures, and for its working capital needs. For information relating to the terms of the Company's credit facility and its $130 million term note payable, reference is made to Notes 7 and 8, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

     On September 30, 1998, the Company had $2.4 million of cash and cash equivalents and had outstanding borrowings totaling $151.0 million and $130.0 million against its credit facility and term note payable, respectively. In November 1998, the borrowings under the Company's credit facility increased to $156.0 million to fund capital expenditures, primarily for significant renovations.

     The Percentage Leases require the Company to establish aggregate minimum reserves for capital expenditures equal to specified percentages of total revenues of the Hotels. In addition, the Company intends to make funds available from its credit facility, as needed. The Company intends to use the reserve for capital improvements to the Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts reserved that it considers appropriate from time to time. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the nine months ended September 30, 1998, the Company made $26.0 million of capital expenditures. The Company considers the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

     The Company has announced its intention to make approximately $20 million of improvements at the Doubletree Hotels over the next two years. Approximately 750 of the hotel rooms in this portfolio are scheduled to be renovated in the first quarter of 1999. Funding for these capital expenditures is expected to be made from restricted cash, from the capital expenditure reserve, and from borrowings on the Company's credit facility.

     The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the credit facility or other borrowings or from the proceeds of a sale of non-strategic Hotels or additional issuances of common shares or other securities.

     The Company may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Company may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

     In November 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities over two years. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof, and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. The $112.5 million of common shares sold in the Offering were sold under this registration statement.

     The Company anticipates that funds generated from operations and its credit facility will enable the Company to meet its anticipated cash needs for the next year. The Company's Percentage Lease revenues and cash flow are dependent in large part upon the hotel revenues recognized by the Company's lessees. There can be no assurance that those revenues will meet expected levels. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility. Additionally, no assurance can be given that the Company will make distributions in the future at the current rate, or at all.

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

YEAR 2000 COMPLIANCE

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, the computerized systems, which include information and non-information technology systems, and applications used by the Company will need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial, information and operational systems are Year 2000 compliant.

STATE OF READINESS

     The Company is addressing the Year 2000 compliance issue by focusing on its corporate facility, which includes all of its administrative, non-hotel operating functions, and on its hotel properties.

     For its corporate facility, the Company is in the phase of assessing its hardware components and critical corporate business applications, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 compliance by the second quarter of 1999.

     The Company is communicating with its lessees and other vendors with whom it does significant business to determine their readiness of Year 2000 compliance. For the majority of the Hotels, the Company has gained an understanding of the process which its lessees have undertaken to address the risk assessment, validation, remediation and contingency plans related to Year 2000 compliance. These processes have included the following:

- completion of an inventory and assessment of all computerized systems, applications and hardware by internal personnel,
-    prioritization of items representing critical business applications,
-    estimation of remediation costs,
- hiring of a third-party consultant to validate the internal review of inventory, assessment and remediation costs, and develop a contingency plan.

     The third party assessment, anticipated to be completed in the fourth quarter of 1998, will determine the level of resources needed, necessary modifications or upgrades, remediation and contingency plan and time frame to become Year 2000 compliant. These lessees have informed the Company that they have dedicated the tools and resources to address all Year 2000 issues in an effort to be Year 2000 compliant by the third quarter of 1999.

     There can be no assurance that the efforts related to the hotel properties will be sufficient to make these properties' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the hotel property guest check-in, billing and accounting functions. Certain physical hotel property machinery and equipment could also fail resulting in safety risks and customer dissatisfaction.

     The Company has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risk assessments and contingency plans, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

YEAR 2000 PROJECT COSTS

     The Company estimates that total unexpended costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts for the corporate facility and the Hotels should not exceed $1.5 million, although there can be no assurance that actual costs will not exceed this amount. As of September 30, 1998, the Company has expended approximately $.9 million related to computerized systems and equipment which are Year 2000 compliant. It should be noted that the vast majority of the Company's cost to remediate this issue are capital in nature and would therefore not affect the Company's funds from operations.

CONTINGENCY PLAN

     The Company is in the process of developing its contingency plan for the corporate facility and hotel properties to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in the third quarter of 1999.


SEASONALITY

     The Hotels' operations historically have been seasonal. Twenty-six of the Hotels maintain higher occupancy rates during the second and third quarters. The five Hotels located in Florida experience their highest occupancy rates in the first quarter. The seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease payments received under the Percentage Leases. The Company anticipates that its cash flow from the Percentage Leases will be sufficient to enable the Company to make quarterly distributions at the current rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in Percentage Lease payments received, the Company expects to utilize cash on hand or borrowings to make distributions.


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

      For information relating to the provisions of EITF 98-9 and its impact on quarterly and year-to-date results of operations, reference is made to Note 5 of the Notes to Consolidated Financial Statements of Boykin Lodging Company within this Form 10-Q. Reference is also made to the Company's Form 10-Q/As for the quarterly periods ended March 31, 1998 and June 30, 1998 for the impact on the 1998 first and second quarter results of operations as restated in these Form 10-Q/As.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                                     PART II


ITEM 1.       LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial condition or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------

         2.1***     Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                    Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                    Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                    Corporation I, Inc., Boykin Acquisition Corporation II,
                    Inc., and Boykin Acquisition Partnership, L.P.
         3.1*       Amended and Restated Articles of Incorporation
         3.2*       Code of Regulations
         4.1*       Specimen Share Certificate
        10.1*      Limited Partnership Agreement of Boykin Hotel Properties,
                   L.P.
        10.2*      Form of Registration Rights Agreement
        10.3*      Long-Term Incentive Plan
        10.4*      Directors' Deferred Compensation Plan
        10.5*      Employment Agreement between the Company and Robert W. Boykin
        10.6*      Employment Agreement between the Company and Raymond P.
                   Heitland
        10.7*      Employment Agreement between the Company and Mark L. Bishop
        10.8*      Form of Percentage Lease
        10.9*      Intercompany Convertible Note
        10.10*     Agreements with General Partners of the Contributed
                   Partnerships
        10.11*     Form of Noncompetition Agreement
        10.12*     Alignment of Interests Agreement
        10.13**    Description of Employment Arrangement between the Company and
                   Paul A. O'Neil
        10.14***   Description of Employment Arrangement between the Company and
                   Richard C. Conti
        27         Financial Data Schedule
        99.1****   Partnership Interest Assignment Agreement dated as of
                   December 30, 1997 by and among Red Lion Properties, Inc.,
                   Boykin Hotel Properties, L.P., Boykin Lodging Company and
                   West Doughboy LLC.
        99.2****   Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Westboy LLC
        99.3****   Termination of Management Agreement dated as of December 30,
                   1997 by and between Red Lion Inns Operating L.P. and Red Lion
                   Hotels, Inc.
        99.4****   Management Agreement dated as of December 30, 1997 by and
                   between Red Lion Hotels, Inc. and Westboy LLC.
        99.5****   Owner Agreement dated as of December 30, 1997 by and among
                   Red Lion Inns Operating L.P., Westboy LLC and Red Lion
                   Hotels, Inc.
        99.6****   Joint Press Release of Red Lion Inns Limited Partnership and
                   Boykin Lodging Company dated as of December 30, 1997.

              * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996.
                   Each of the above exhibits has the same exhibit number in the Form S-11.

              ** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

              *** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1998.

              **** Incorporated by reference from the Company's Form 8-K filing on January 8, 1998 related to the merger with Red Lion Inns Limited Partnership.


     (b) Reports on Form 8-K
         -------------------

         None.

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

                                          BOYKIN LODGING COMPANY


                                          /s/ Robert W. Boykin
                                          --------------------------------------
November 16, 1998                         Robert W. Boykin
                                          Director, Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Paul A. O'Neil
                                          --------------------------------------
November 16, 1998                         Paul A. O'Neil
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

                  Exhibits
                  --------

         2.1***    Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                   Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                   Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                   Corporation I, Inc., Boykin Acquisition Corporation II,
                   Inc., and Boykin Acquisition Partnership, L.P.
         3.1*      Amended and Restated Articles of Incorporation
         3.2*      Code of Regulations
         4.1*      Specimen Share Certificate
        10.1*      Limited Partnership Agreement of Boykin Hotel Properties,
                   L.P.
        10.2*      Form of Registration Rights Agreement
        10.3*      Long-Term Incentive Plan
        10.4*      Directors' Deferred Compensation Plan
        10.5*      Employment Agreement between the Company and Robert W. Boykin
        10.6*      Employment Agreement between the Company and Raymond P.
                   Heitland
        10.7*      Employment Agreement between the Company and Mark L. Bishop
        10.8*      Form of Percentage Lease
        10.9*      Intercompany Convertible Note
        10.10*     Agreements with General Partners of the Contributed
                   Partnerships
        10.11*     Form of Noncompetition Agreement
        10.12*     Alignment of Interests Agreement
        10.13**    Description of Employment Arrangement between the Company and
                   Paul A. O'Neil
        10.14***   Description of Employment Arrangement between the Company and
                   Richard C. Conti
        27         Financial Data Schedule
        99.1****   Partnership Interest Assignment Agreement dated as of
                   December 30, 1997 by and among Red Lion Properties, Inc.,
                   Boykin Hotel Properties, L.P., Boykin Lodging Company and
                   West Doughboy LLC.
        99.2****   Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating L.P. and Westboy LLC
        99.3****   Termination of Management Agreement dated as of December 30,
                   1997 by and between Red Lion Inns Operating L.P. and Red Lion
                   Hotels, Inc.
        99.4****   Management Agreement dated as of December 30, 1997 by and
                   between Red Lion Hotels, Inc. and Westboy LLC.
        99.5****   Owner Agreement dated as of December 30, 1997 by and among
                   Red Lion Inns Operating L.P., Westboy LLC and Red Lion
                   Hotels, Inc.
        99.6****   Joint Press Release of Red Lion Inns Limited Partnership and
                   Boykin Lodging Company dated as of December 30, 1997.

             * Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996.
                   Each of the above exhibits has the same exhibit number in the Form S-11.

             ** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

             *** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1998.

             **** Incorporated by reference from the Company's Form 8-K filing on January 8, 1998 related to the merger with Red Lion Inns Limited Partnership.