Form 10-K
period 1998-12-31
BOYKIN LODGING CO
filed 1999-03-31
CIK 1015859

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1998     Commission file number 001-11975

                             BOYKIN LODGING COMPANY

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Ohio                                                 34-1824586
     -------------------------------------------             -------------------------------------------
   (State or Other Jurisdiction of Incorporation or              (I.R.S. Employer Identification No.)
                    Organization)

           Guildhall Building, Suite 1500,
                45 W. Prospect Avenue                                           44115
     -------------------------------------------             -------------------------------------------
       (Address of Principal Executive Office)                                (Zip Code)

                                 (216) 430-1200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
----------------------------------------  ------------------------------------
    Common Shares, Without Par Value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 1999, was approximately $212 million.

    As of March 19, 1999, the registrant had 17,061,638 common shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 1999, into Part III, Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This Form 10-K contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Boykin, its directors or its officers with respect to:

    - Leasing, management or performance of our hotels;

    - Adequacy of our reserves for renovation and refurbishment;

    - Potential acquisitions and dispositions;

    - Our financing plans;

    - Our policies regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters; and

    - Trends affecting our, or any of our hotels' financial condition or results of operations.

    You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The information contained in this Form 10-K and in the documents incorporated by reference herein identifies important factors that could cause such differences.

    With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

  ABOUT BOYKIN LODGING COMPANY AND ITS STRATEGIES

    Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

    - acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost;

    - developing strategic alliances and relationships with a network of high-quality hotel operators and franchisors of the hotel industry's premier upscale brands; and

    - maximizing revenue growth in our hotels through -

       - strong management performance from our lessee/operators;

       - selective renovation;

       - expansion and development; and

       - brand repositioning.

    Our management has substantial hotel operating, development, acquisition and transactional experience. Our officers have over 100 years combined experience in the hotel industry and have directly overseen the acquisition, disposition, recapitalization, development and repositioning of over a billion dollars of hotel assets throughout the United States.

  FORMATION AND INITIAL PUBLIC OFFERING

    Boykin was formed to continue and expand the hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the "Boykin Group"). We have been in the hotel business for 40 years. We completed our initial public offering ("IPO") in November 1996. In conjunction with our IPO, we contributed approximately $133.9 million to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and we loaned $40 million to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties (the "Initial Hotels") in which the Boykin Group held significant ownership interests, seven of which the Boykin Group developed and has owned and managed since their opening. We do all our business through the Partnership.

  MAJOR EVENTS SINCE THE IPO

    - Since the IPO, consistent with our strategies, we have acquired 22 hotels containing 6,281 guest rooms, bringing the total number of hotels we own as of December 31, 1998 to 31 hotels with a total of 8,689 guest rooms. During this period, we established new strategic alliances with five high quality hotel lessee/operators and two premier franchisors. We also made significant renovations at seven of our hotels and reflagged/repositioned three hotels. In 1998 and 1997, we spent $32.5 million and $13.5 million, respectively, on renovations. This represented 14 percent and 11 percent of 1998 and 1997 hotel revenues, respectively, significantly above the hotel industry standard of four percent.

    - Since the IPO, we increased our debt capacity from a $75 million secured credit facility to a $250 million unsecured facility. In 1998, we also put in place $130 million of term debt at a fixed interest rate of 6.9% for ten years.

    - On February 24, 1998, we completed a follow-on public equity offering of
      4.5 million common shares. The net proceeds were approximately $106.3 million, which we contributed to the Partnership, increasing our ownership percentage therein to 90.3%. We used the proceeds to repay existing indebtedness under our credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

    - On May 22, 1998 we completed our merger with Red Lion Inns Limited Partnership, in which we acquired Red Lion Inns Operating L.P. ("OLP") which owns a portfolio of ten DoubleTree-licensed hotels. These hotels contain 3,062 guest rooms and are located in California, Oregon, Washington, Colorado, Idaho, and Nebraska. The DoubleTree hotels, which formerly operated as "Red Lion Hotels" or "Red Lion Inns," were reflagged to operate as DoubleTree hotels in June 1997.

      In the transaction, we issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million. The issuance of Boykin's common shares in the merger had the impact of increasing our ownership percentage in the Partnership to 92.2%.

    - On February 1, 1999, we formed a joint venture with AEW Partners III, L.P.
      (AEW), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm that manages a portfolio of approximately $6 billion. This joint venture provides us with the ability to continue our acquisition and growth strategies with private capital at a time when public capital sources are limited, and when we expect to see attractive buying opportunities. AEW will provide $50 million of equity capital for the joint venture, and Boykin will provide approximately $17 million and serve as the operating partner of the joint venture.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    All of Boykin Lodging's operations are in the hotel industry.

(c) NARRATIVE DESCRIPTION OF BUSINESS

    Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through participation in increased revenues from our hotels pursuant to lease agreements with tenants that provide us with the greater of a base rental income or a percentage of revenues from hotel operations. We also seek to achieve these objectives by selective acquisition, ownership, redevelopment, repositioning and expansion of additional hotel properties as well as timely disposition of non-strategic assets. We will seek to continue to invest in properties at which our established industry and marketing expertise will enable us to improve the acquired hotels' performance.

  BOYKIN'S HOTEL PORTFOLIO

    Our hotel portfolio includes 29 full-service hotels and two limited-service hotels, all of which compete in the upscale to moderate price segment of the hospitality market. For the year ended December 31, 1998, our hotels had an average occupancy rate of 65.1%, an average daily rate ("ADR") of $90.23 and revenue per available room ("REVPAR") of $58.72. Refer to Item 2(a) "Hotel Properties" on page 11 for a listing of our hotels. Also refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 for a chart of hotel operating data for 1998 and 1997.

  HOW BOYKIN APPLIES ITS BUSINESS STRATEGIES

A.  ACQUISITIONS

    We believe that the upscale and moderate market segments of the hospitality industry continue to present attractive acquisition opportunities on a selective basis. Our acquisition strategy focuses on the following categories:

    - PRODUCT TYPE -- Full-service commercial hotels, airport hotels, major tourist hotels and destination resorts in major markets and business centers.

    - MARKET REPOSITIONING OPPORTUNITIES -- Undervalued hotels whose occupancy, daily rates and overall revenues can be significantly enhanced through new brand affiliations and/or implementation of new marketing strategies which will maximize revenues and profitability.

    - REDEVELOPMENT AND RENOVATION OPPORTUNITIES -- Hotels with sound operational fundamentals that, because of a lack of capital, require physical renovation to achieve their full performance potential, and other properties which can benefit from total redevelopment and market repositioning.

    - PORTFOLIO ACQUISITIONS -- Portfolios of hotels which result in geographic economies of scale or which may be leased back to proven hotel operators as additional lessees, and that may benefit from our repositioning and redevelopment experience and access to capital.

    We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from capital obtained from borrowings under our credit facility or other borrowings, from the proceeds of a sale of non-strategic hotels, additional issuances of common shares or other securities, cash flows from operations, or capital funding under the terms of our joint venture arrangement with AEW.

B.  STRATEGIC ALLIANCES AND RELATIONSHIPS

    Our strategic alliances and relationships fall into two primary areas:

    - Franchise Brand Strategy

    - Multiple Lessee/Joint Venture Strategy

    1.  FRANCHISE BRAND STRATEGY

    We focus on owning hotel properties that are, or can be, associated with brands that will lead the hospitality industry in REVPAR, such as DoubleTree-Registered Trademark-, Marriott-Registered Trademark-, Radisson-Registered Trademark-, Hilton-Registered Trademark-, Holiday Inn-Registered Trademark-, Hampton Inns-Registered Trademark-, Quality Suites-Registered Trademark-, Hyatt-Registered Trademark-, Renaissance-Registered Trademark-, Omni-Registered Trademark-, and Embassy Suites-Registered Trademark-. We believe that we can maximize our market share and revenue by taking advantage of our orientation toward sales and marketing to identify the most effective branding and to leverage our brands with effective direct sales strategies.

    We expect to continue to affiliate with a number of different franchisors in order to maximize the performance of our hotels by providing greater access to a broad base of national marketing and reservation systems and to mitigate the risks of franchise loss and franchise overlap. We believe that our relationships with certain franchisors facilitate finding acquisition opportunities and completing acquisitions on attractive terms.

    2.  MULTIPLE LESSEE AND JOINT VENTURE STRATEGY

    We lease our properties to established hotel operators pursuant to the percentage lease agreements, which provide us with the greater of a base rental income or a percentage of revenues from operations.

    We believe that having multiple tenants facilitates meeting our growth objectives. In selecting lessees, we seek hotel operators with demonstrated full-service hotel expertise, a stable operating and financial performance history, an excellent reputation in the hospitality industry, and an ability to introduce additional acquisition opportunities to, and to lease additional hotels from us. We expect to pursue lease relationships with additional hotel operators that have strong operating histories and demonstrated management expertise.

    The 31 hotels in our current portfolio are leased to and operated by the following entities:

                                                                            NUMBER
LESSEE                                                                     OF HOTELS               OPERATOR
-----------------------------------------------------------------------  -------------  ------------------------------
Boykin Management Company Limited Liability Company ("BMC")............           15                 BMC
Westboy LLC ("Westboy")................................................           10       Promus Hotel Corporation
MeriStar Hotels and Resorts, Inc. ("MeriStar").........................            3               MeriStar
Davidson Hotel Company ("Davidson")....................................            1               Davidson
Outrigger Lodging Services ("Outrigger"),..............................            1              Outrigger
Radisson Hotels Worldwide ("Radisson").................................            1               Radisson
                                                                                  --
                                                                                  31
                                                                                  --
                                                                                  --

  BMC AND WESTBOY

    Robert W. Boykin, our Chairman of the Board, President and Chief Executive Officer, and his brother, John E. Boykin, control BMC, which was formed at the time of our IPO. Westboy is a wholly-owned subsidiary of BMC that leases the ten DoubleTree hotels acquired by us as part of the Red Lion merger. BMC has continued the hotel operation and management business of the Boykin Group. BMC and its subsidiaries have been in the hotel business for 40 years and have capabilities in all phases of development and management of hotel properties. BMC currently manages 18 properties containing 4,510 guest rooms located throughout the United States, including 15 hotels leased from us.

    BMC's subsidiaries, which conduct management activities for owners other than us, include an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business. These operations are conducted, in part, with a view to introducing us to acquisition opportunities.

    BMC and its owners, who have a substantial interest in the Partnership, have interests that conflict with our interests in connection with the structuring and enforcement of the percentage lease agreements and other agreements between us and BMC and in connection with activities that may maximize profits for BMC without necessarily benefiting us. We have implemented several measures, including those listed below, to align the interests of BMC and its owners with our interests and to address these conflicts of interest:

    - BMC's owners have agreed to retain their equity interests in the Partnership until November 1999;

    - Robert W. Boykin will not hold office in BMC (other than a directorship), and neither John E. Boykin nor any other officer of BMC will hold office in Boykin Lodging;

    - Distributions from BMC and net proceeds of any sale of BMC (with certain limited exceptions) will be used to purchase units in the Partnership or our common shares, and half of BMC's consolidated earnings will be retained in BMC and its subsidiaries to maintain their consolidated net worth at not less than 25% of the aggregate annual rent payments under BMC's percentage lease agreements;

    - Determinations made on behalf of Boykin Lodging in connection with any conflict of interest involving any affiliate of Boykin are made by our independent directors;

    - Any affiliate of the Boykin Group will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging; and

    - Any change in control of BMC without our consent will constitute a default under BMC's percentage lease agreements.

    BMC also has developed a deferred compensation plan for its corporate-level senior executives, under which each award's value is based on the value of our common shares.

  THIRD PARTY OPERATOR

    Promus Hotel Corporation manages our portfolio of ten DoubleTree hotels. Promus is a publicly-traded company with a long history of owning and operating upscale hotels. Promus owns the DoubleTree-Registered Trademark-, Embassy Suites-Registered Trademark-, and Hampton Inns-Registered Trademark- hotel brands, among others.

  THIRD PARTY LESSEE/OPERATORS

    As part of our multiple tenant strategy, we have implemented a strategy of structuring joint ventures with our third party lessee/operators to align the hotel lessees' economic interests with our economic interests. In each joint venture, the lessee's ability to receive cash flow and equity capital distributions is subordinated to Boykin Lodging's receipt of specified minimum distributions. In addition, each lessee must maintain a specified net worth to support its lease payment obligations and pledge its joint venture interest as security for the lease payment obligations. We are permitted to subject any joint venture's hotel to a mortgage or to sell the hotel or its interest in the joint venture without receiving the affected joint venture partner's consent.

    During 1997 and 1998, We formed joint ventures with the following companies or their affiliates to operate, lease and share in the ownership of the following hotels:

                                           BOYKIN           LESSEE
                           LESSEE/JV      OWNERSHIP        OWNERSHIP
NAME OF JOINT VENTURE       PARTNER      PERCENTAGE       PERCENTAGE              HOTEL OWNED UNDER JOINT VENTURE
-------------------------  ----------  ---------------  ---------------  --------------------------------------------------
BoyStar Ventures, L.P....   MeriStar             91%               9%               Holiday Inn Minneapolis West
Shawan Road Hotel Limited
Partnership..............   Davidson             91%               9%                Marriott's Hunt Valley Inn
Boykin San Diego ,
L.L.C....................  Outrigger             91%               9%         Hampton Inn San Diego Airport/Sea World
Boykin Kansas City,
L.L.C....................   MeriStar             80%              20%                  DoubleTree Kansas City
RadBoy Mt. Laurel,
L.L.C....................   Radisson             85%              15%                Radisson Hotel Mt. Laurel


                            DATE OF HOTEL
NAME OF JOINT VENTURE          PURCHASE
-------------------------  ----------------
BoyStar Ventures, L.P....     July 1997
Shawan Road Hotel Limited
Partnership..............     July 1997
Boykin San Diego ,
L.L.C....................   November 1997
Boykin Kansas City,
L.L.C....................   November 1997
RadBoy Mt. Laurel,
L.L.C....................     June 1998

    MERISTAR. MeriStar is a publicly traded hotel management company based in Washington, D.C. that manages hotels throughout the United States. MeriStar's portfolio of full-service hotels under management includes both independent brands and a number of well-known franchised brands, including Hilton-Registered Trademark-, Sheraton-Registered Trademark-, Marriott-Registered Trademark-, Embassy Suites-Registered Trademark-, Westin-Registered Trademark- and DoubleTree-Registered Trademark-. MeriStar also leases and operates our Pink Shell Beach Resort which owned 100% by the Partnership.

    DAVIDSON. Davidson is a privately held national hotel management company located in Memphis, Tennessee. Davidson provides management, development, consulting and accounting expertise for the hospitality industry. Davidson operates hotels under franchise agreements with such franchisors as Marriott-Registered Trademark-, Embassy Suites-Registered Trademark-, Hilton-Registered Trademark-, Crowne Plaza-Registered Trademark-,
Omni-Registered Trademark- and Holiday Inn-Registered Trademark-.

    OUTRIGGER. Outrigger is a privately held hotel management company based in Encino, California. Outrigger has operated or operates a full range of hotel products, including Marriott-Registered Trademark-, Sheraton-Registered Trademark-, Hilton-Registered Trademark-, Residence Inn-Registered Trademark-, Holiday Inn-Registered Trademark-, and Radisson-Registered Trademark-, and many limited service products. In addition to branded hotels, Outrigger operates upscale, boutique hotels.

    RADISSON. Radisson Hotels Worldwide, headquartered in Minneapolis, Minnesota, is one of the lodging brands of Carlson Hotels Worldwide, an operating unit of Carlson Companies Inc., with revenues over $20 billion. Its lodging operations include over 560 locations in 54 countries. Specific brands include Regent International Hotels-Registered Trademark-, Radisson Hotel & Resorts-Registered Trademark-, Country Inns Suites by Carlson-Registered Trademark-, Radisson Seven Seas Cruises-Registered Trademark-, and several other well-known hotel, restaurant and cruise operations.

C. INTERNAL GROWTH FROM STRONG MANAGEMENT, RENOVATION, AND DEVELOPMENT AND REPOSITIONING

    1.  Strong Management Performance

    We believe that the revenue and cash flow from our hotels will be maximized by intensive management and marketing. We intend to derive increased cash flow through the application of our lessees' operating strategies, which include active hotel revenue maximization (also referred to as effective yield management). We believe that our lessees' commitment to customer service and the experience of their management teams positions us to capitalize on the expected continuing demand in our markets.

    We also believe that, based on our historical operating results and the location of our hotels and on the strength of our own and our lessees' management teams, the portfolio should provide us with the opportunity for cash flow growth through the percentage leases.

    2.  Capital Expenditure and Renovation Strategy

    We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes revenue growth under the percentage leases. During the year ended December 31, 1998, we spent approximately $32.5 million on renovations. This represents an average of approximately 14 percent of 1998 hotel revenues under our ownership. We consider the majority of these improvements to be revenue-producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives.

    The percentage leases require us to provide reserves for capital expenditures equal to specified percentages of individual hotel total revenues. For the year ended December 31, 1998, this reserve would have represented an average of $1,302 per room for the hotels. We generally use the capital expenditures reserve for the replacement and refurbishment of furniture, fixtures, and equipment and other capital expenditures to maintain and enhance the competitive position of our hotels, although we may make other uses of amounts reserved that we consider appropriate from time to time. We believe that the reserve will be adequate to meet our continuing capital expenditure and furniture, fixtures, and equipment needs for our hotels in light of their age and condition.

    We have announced our intention to make approximately $20 million of improvements at some of the ten DoubleTree hotels over the next two years. Approximately 750 of the hotel rooms in this portfolio will be renovated in the first quarter of 1999. Funding for these capital expenditures will be made from cash on hand, available capital expenditure reserves, and borrowings on our credit facility.

    3.  Development and Repositioning Strategy

    We may develop additional full-service or upscale limited-service hotels on land that we acquire in our current geographic markets or on land contiguous to our hotels. We believe that selective development of hotels in our existing geographic markets could enable us to take advantage of operating efficiencies to generate attractive returns on investment. We may also reposition under-performing hotels by changing the franchise brand affiliation.

  TERMS OF THE PERCENTAGE LEASE AGREEMENTS

    The following summary of the material terms of the percentage leases is qualified in its entirety by reference to the form of Percentage Lease, which was filed as an exhibit to our Registration Statement on Form S-11 (Registration Statement No. 333-6341, filed on June 19, 1996, as amended). We expect that leases with respect to our future hotel property investments will have substantially similar terms, although the Board of Directors may alter any of these terms.

    The percentage lease agreements have the material terms described below:

    - DURATION -- non-cancelable remaining terms ranging from two to ten years, subject to earlier termination on the occurrence of certain contingencies described in the percentage leases. The majority of the percentage leases do not contain renewal terms and those with renewal options are subject to agreement between the parties regarding market terms.

    - AMOUNTS PAYABLE UNDER THE PERCENTAGE LEASES. Lessees are obligated to pay to us the higher of minimum rent or percentage rent, except for the French Lick Springs Resort, for which both minimum rent and percentage rent are required to be paid.

       - Minimum rent is a fixed amount determined by negotiation between us and the applicable lessee and is payable monthly.

       - Percentage rent is calculated by multiplying fixed percentages by gross room and other revenue and gross food and beverage revenue, over specified threshold amounts. Percentage rent is payable quarterly.

       Both the threshold gross room and other revenue amounts used in computing percentage rent and minimum rent are adjusted annually for changes in the United States Consumer Price Index.

           Lessees are also obligated to pay us certain other amounts, including interest accrued on any late payment or charge.

           Each lease also requires the lessee to pay all costs and expenses incurred in the operation of the hotel. The lessee is required to maintain the hotel in good order and repair and to make necessary nonstructural repairs. We fund capital expenditures as we consider necessary and as required by our franchisors.

    - INSURANCE AND PROPERTY TAXES. We pay, or cause the lessee to pay, real estate and personal property taxes and maintain, or cause the lessee to maintain, property insurance, including casualty insurance, on our hotels. The lessee maintains comprehensive general public liability, workers' compensation, 12-month rental interruption and any other insurance customary for properties similar to the hotel or required by any relevant franchisor and must have us named as an additional insured. We believe that the insurance coverage carried by each hotel is adequate in scope and amount.

    - INDEMNIFICATION. The lessee indemnifies us against all liabilities, costs and expenses incurred by, imposed on or asserted against us, on account of, among other things:

       - accidents or injury to persons or property on or about the hotel;

       - negligence by the lessee or any of its agents;

       - certain environmental liabilities resulting from conditions existing at the time of the lease execution;

       - taxes and assessments in respect of the hotel (other than our real estate taxes and income taxes on income attributable to the hotel);

       - the sale or consumption of alcoholic beverages on the hotel property;
         and

       - any breach of the lease by the lessee.

    - ASSIGNMENT AND SUBLEASING. The lessee is not permitted to sublet all or any part of the hotel, assign its interest, or enter a management agreement with a third party to operate the hotel without our prior written consent.

    - EVENTS OF DEFAULT. Events of default include, among others:

       - the failure by the lessee to pay minimum and percentage rent when due;

       - failure to observe or perform any other term of the lease;

       - termination of the franchise agreement covering any hotel leased to the lessee;

       - any failure to comply with covenants as defined in the lease agreements.

    In the event of default under any lease with BMC, we may terminate the lease and any or all of the other percentage leases with BMC, and BMC will be required to surrender possession of the affected hotels. If an event of default under any lease with any other lessee occurs, we may terminate the lease and the lessee will be required to surrender possession of the affected hotel.

  FRANCHISE AGREEMENTS

    Our hotels are operated under franchise license agreements with premier nationally recognized hotel chains, including:

- DoubleTree-Registered         - Radisson-Registered           - Holiday Inn-Registered        - Hampton Inns-Registered
Trademark-                      Trademark-                      Trademark-                      Trademark-
- Marriott-Registered           - Hilton-Registered Trademark-  - Quality Suites-Registered
Trademark-                                                      Trademark-

    Our French Lick Springs Resort in French Lick, Indiana operates as an independent hotel.

    We expect that most of the additional hotel properties that we acquire will be operated under franchise agreements. We believe that the public's perception of quality associated with a franchisor can be an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, including national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.

    The expiration dates for the hotels' franchise agreements range from August 31, 2001 to December 31, 2018, which, in some cases, may be extended for additional terms beyond 2018. The franchise agreements generally impose certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchised operator must comply. Some of the key provisions of the franchise agreements include the following:

    - Each franchise agreement gives the lessee/operator the right to operate the franchised hotel under a franchise for a period of years specified in that agreement. The franchise agreements provide for early termination at the franchisor's option on the occurrence of certain events of default, such as the failure to properly maintain the hotel.

    - The lessees/operators are responsible to pay franchise fees ranging from 3% to 6% of gross room sales and advertising or marketing and reservation fees ranging from 0.8% to 4% of gross room sales.

    - Notification must be given to the franchisor upon the sale of a hotel giving the franchisor rights, as defined in its franchise agreement, ranging from consent to the transfer of ownership, the franchisors' ability to match an offer for sale, or the right terminate the franchise agreement

  EMPLOYEES

    We currently have thirteen employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions.

  INVENTORY

    All working capital assets required in the operation of our hotels are provided by the lessees at their expense.

  ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances, and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other federal, state and local laws, ordinances and regulations and the common law impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could result in difficulty in the lease or sale of any affected property or the imposition of monetary penalties, in addition to the costs required to achieve compliance and potential liability to third parties. We may be potentially liable for such costs or claims in connection with the ownership and operation of the current hotels and hotels we may acquire in the future.

    We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or to other environmental matters in connection with any of its hotels. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the hotels or on the land upon which they are located which could create a material environmental liability. Further, there can be no assurance that the hotels that we may acquire will not give rise to any material environmental liability.

  COMPETITION

    Each of our hotels is located in a developed area that includes other hotel properties. The occupancy, ADR and REVPAR of any hotel or any hotel property acquired in the future could be materially and adversely affected by the number of competitive hotel properties in its market area. Competition for potential acquisitions may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

  SEASONALITY

    The operations at our hotels historically have been seasonal. Twenty-six of the hotels maintain higher occupancy rates during the second and third quarters. The five hotels in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    All of our operations are conducted in the United States.

ITEM 2. PROPERTIES

(a) HOTEL PROPERTIES

    On December 31, 1998, we owned the following 31 hotel properties:

                                                          NUMBER
PROPERTY                                                 OF ROOMS      LESSEE             LOCATION
------------------------------------------------------  -----------  -----------  -------------------------
DoubleTree Portland, Lloyd Center.....................         476   Westboy      Portland, OR
DoubleTree Sacramento.................................         448   Westboy      Sacramento, CA
DoubleTree Omaha......................................         413   Westboy      Omaha, NE
DoubleTree Kansas City................................         388   MeriStar     Kansas City, MO
DoubleTree Boise......................................         304   Westboy      Boise, ID
DoubleTree Colorado Springs...........................         299   Westboy      Colorado Springs, CO
DoubleTree Spokane Valley.............................         237   Westboy      Spokane, WA
DoubleTree Portland Downtown..........................         235   Westboy      Portland, OR
DoubleTree Springfield................................         234   Westboy      Springfield, OR
DoubleTree Bellevue Center............................         208   Westboy      Bellevue, WA
DoubleTree Yakima Valley..............................         208   Westboy      Yakima, WA

Cleveland Marriott East...............................         403   BMC          Cleveland, OH
Marriott's Hunt Valley Inn............................         392   Davidson     Baltimore, MD
Cleveland Airport Marriott............................         375   BMC          Cleveland, OH
Buffalo Marriott......................................         356   BMC          Buffalo, NY
Columbus North Marriott...............................         300   BMC          Columbus, OH

Berkeley Marina Radisson..............................         373   BMC          Berkeley, CA
Radisson Hotel Mt. Laurel.............................         283   Radisson     Mt. Laurel, NJ
High Point Radisson...................................         251   BMC          High Point, NC
Daytona Beach Radisson Resort.........................         206   BMC          Daytona Beach, FL
Radisson Inn Sanibel Gateway..........................         157   BMC          Fort Myers, FL

Holiday Inn Minneapolis West..........................         196   MeriStar     Minneapolis, MN
Holiday Inn Crabtree..................................         176   BMC          Raleigh, NC
Lake Norman Holiday Inn...............................         119   BMC          Charlotte, NC

Knoxville Hilton......................................         317   BMC          Knoxville, TN
Melbourne Hilton Oceanfront...........................         118   BMC          Melbourne, FL

Hampton Inn San Diego Airport/Sea World...............         199   Outrigger    San Diego, CA
Lake Norman Hampton Inn...............................         117   BMC          Charlotte, NC

Melbourne Quality Suites..............................         208   BMC          Melbourne, FL

Pink Shell Beach Resort...............................         208   MeriStar     Fort Myers, FL

French Lick Springs Resort............................         485   BMC          French Lick, IN
                                                             -----
                                                             8,689
                                                             -----
                                                             -----

(b) OFFICE SPACE

    Pursuant to a shared services and office space agreement, we paid BMC approximately $4,000 per month in 1998 for the right to use certain office space and receive certain related services.

ITEM 3. LEGAL PROCEEDINGS

    We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

    Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

          NAME                AGE                             POSITION
------------------------      ---      ------------------------------------------------------
Robert W. Boykin                  49   Chairman of the Board, President and Chief Executive
                                       Officer
Richard C. Conti                  49   Chief Operating Officer
Paul A. O'Neil                    41   Chief Financial Officer and Treasurer
Mark L. Bishop                    39   Senior Vice President -- Acquisitions
Andrew C. Alexander               35   Vice President -- Corporate Counsel

    The following is a biographical summary of the business experience of our executive officers.

    Robert W. Boykin has served as our President and Chief Executive Officer since our formation. He served as the President and Chief Executive officer of Boykin Management Company from 1985 until November 1996. He served as Boykin Management Company's Executive Vice President from 1981 until 1985.

    Richard C. Conti joined us on May 1, 1998 to serve as our Chief Operating Officer. Mr. Conti was a Principal and Director with Coopers & Lybrand L.L.P. Mr. Conti was responsible for Coopers & Lybrand L.L.P.'s hospitality consulting practice in the Midwest and has been involved in the hospitality industry for over 21 years. Mr. Conti has worked closely with many of the leaders in the industry and brings to us a wealth of industry knowledge and contacts.

    Mark L. Bishop is our Senior Vice President-Acquisitions. He served as Senior Vice President-Acquisitions of Boykin Management Company from April 1994 until November 1996. From December 1986 until April 1994, Mr. Bishop was employed by Grubb & Ellis, serving as Vice President/Senior Marketing Consultant beginning in February 1991. From February 1990 until December 1995, Mr. Bishop also owned and served as President of four separate companies that owned and operated restaurants.

    Our Treasurer, Paul A. O'Neil, succeeded Raymond P. Heitland as Chief Financial Officer on May 26, 1998, in connection with Mr. Heitland's retirement. Mr. O'Neil served as the Chief Financial Officer of Boykin Management Company from 1996 to 1997. He was the Treasurer of Boykin Management from 1994 to 1996. Prior to joining Boykin Management, he managed the Real Estate Service Group in Arthur Andersen L.L.P.'s Cleveland office from 1990 to 1994. Mr. O'Neil is a member of the American Institute of Certified Public Accountants.

    Andrew C. Alexander became our Vice President-Corporate Counsel in July 1998. From July 1995 until July 1997, Mr. Alexander served as Vice President-Corporate Counsel of Renaissance Hotel Group, N.V., a publicly traded hotel company. From September 1989 until July 1995, Mr. Alexander was an attorney at the law firm of Calfee, Halter & Griswold, LLP.

    There are no arrangements or understandings known to us between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any of our directors or executive officers and any other director or executive officer.

    EMPLOYMENT ARRANGEMENTS. Robert W. Boykin and Mark L. Bishop entered into employment contracts with us in connection with the IPO. Mr. Boykin's agreement provides for an initial three-year term that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement by giving two years prior written notice. Mr. Bishop's agreement provides for a one-year term that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement by giving six months prior written notice. Mr. Bishop's employment agreement is currently in effect until December 31, 1999. Each of Mr. Boykin and Mr. Bishop is prohibited from competing with us during the term of his employment agreement and, in the case of Mr. Boykin, for a term of two years thereafter, and in the case of Mr. Bishop, for a term of six months thereafter.

    On May 20, 1997, we entered into an employment arrangement with Paul A. O'Neil. The arrangement provides for an initial one-year term that will be extended for an additional year at the end of each year of the arrangement, subject to the right of either party to terminate the employment relationship by giving six months prior written notice. On March 20, 1998, we entered into an employment arrangement with Richard C. Conti. Please see Exhibit 10.14 of our Form 10-Q as of June 30, 1998 for the terms of Mr. Conti's employment arrangement.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

(a) MARKET INFORMATION

    Our common shares are traded on the New York Stock Exchange under the symbol "BOY." The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

                                                                         CASH
                                                                        DISTRIBUTIONS
                                                 PRICE RANGE            DECLARED
                                        -----------------------------     PER
                                             HIGH           LOW          SHARE
                                        -------------- --------------   -------
Year Ended December 31, 1997:
  First Quarter.........................   $  24 1/2     $  21 5/8      $0.45
  Second Quarter........................   $  23 15/16   $  20          $0.45
  Third Quarter.........................   $  27         $  22 1/2      $0.45
  Fourth Quarter........................   $  27 3/4     $  24 3/4      $0.45

Year Ended December 31, 1998:
  First Quarter.........................   $  28 1/2     $  23 9/16     $0.47
  Second Quarter........................   $  24 11/16   $  20          $0.47
  Third Quarter.........................   $  22 5/8     $  14          $0.47
  Fourth Quarter........................   $  15 1/16    $  12 1/16     $0.47

Year Ending December 31, 1999:
  First Quarter (through March 19,
    1999)...............................   $  14 5/16    $  12          $0.47

(b) SHAREHOLDER INFORMATION

    As of March 19, 1999, there were 938 record holders of our common shares, including shares held in "street name" by nominees who are record holders, and approximately 18,000 beneficial owners.

    In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c) DISTRIBUTION INFORMATION

    We currently anticipate that we will maintain our current distribution rate in the near term, unless actual results of operations, economic conditions or other factors differ from our current expectations. The declaration and payment of distributions is at the discretion of our Board of Directors and depends on, among other things, our receipt of cash distributions from the Partnership, the Partnership's level of indebtedness, any contractual restrictions and other factors considered relevant by the Board. We determine the level of our cash distributions in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs. Our principal source of revenue consists of payments of rent by the lessees under the percentage leases.

(d) SALES OF UNREGISTERED SECURITIES

    In September 1997, we sold 20,000 common shares to BMC for cash consideration of $490,625, or $24.53 per share. This sale was not registered under the Securities Act of 1933 in reliance upon the exemption from the registration requirements thereof provided by Section 4 (2) of Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected historical and pro forma operating and financial data for Boykin Lodging Company and BMC and selected combined historical financial data for the Initial Hotels. The selected historical financial data for Boykin Lodging and BMC for the years ended December 31, 1998 and 1997, and for the period November 4, 1996 (inception of operations) to December 31, 1996, and the selected combined historical financial data for the Initial Hotels for the period January 1, 1996 through November 3, 1996, and for the years ended December 31, 1994 and 1995 have been derived from the historical financial statements of Boykin Lodging, BMC and the Initial Hotels, respectively, audited by Arthur Andersen LLP, independent public accountants.

    Our pro forma financial information and that of BMC is presented as if the following significant transactions had been consummated as of January 1, 1997:

    - our sale of 4.5 million common shares in February 1998;

    - our issuance of 3.1 million common shares in May 1998 related to Red Lion merger;

    - our acquisitions in 1997 and 1998; and

    - our repurchase of 114,500 shares in 1998.

    The 1997 pro forma results of operations exclude the results of the Daytona Beach Radisson Resort and the DoubleTree Kansas City, as these hotels were closed for renovations during portions of the year.

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

                             BOYKIN LODGING COMPANY
                SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
               (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                  PERIOD FROM
                                                                    YEAR ENDED    YEAR ENDED   NOVEMBER 4, 1996
                                                                   DECEMBER 31,  DECEMBER 31,   TO DECEMBER 31,
                                                                       1998          1997            1996
                                                                   ------------  ------------  -----------------
OPERATING DATA:
  Total revenues.................................................   $   70,122    $   38,266      $     3,378
  Total expenses.................................................       47,921        20,832            2,537
                                                                   ------------  ------------        --------
  Income before minority interest and extraordinary item.........       22,201        17,434              841
  Minority interest..............................................       (2,059)       (2,210)             (40)
                                                                   ------------  ------------        --------
  Income before extraordinary item...............................       20,142        15,224              801
  Extraordinary item -- loss on early extinguishment of debt, net
    of minority interest.........................................       (1,138)         (882)          (4,908)
                                                                   ------------  ------------        --------
  Net income (loss) applicable to common shares..................   $   19,004    $   14,342      $    (4,107)
                                                                   ------------  ------------        --------
                                                                   ------------  ------------        --------
EARNINGS PER SHARE:
  Net income (loss) per common share:
    Basic........................................................   $     1.25    $     1.51      $      (.46)
    Diluted......................................................   $     1.25    $     1.49      $      (.45)
  Weighted average number of common shares outstanding:
    Basic........................................................       15,252         9,523            8,981
    Diluted......................................................       15,252         9,595            9,036
OTHER DATA:
  Funds from operations(1).......................................   $   42,805    $   27,381      $     2,185
  Net cash provided by operating activities......................   $   39,960    $   29,477      $       329
  Net cash used for investing activities.........................   $ (299,784)   $ (110,554)     $    (1,824)
  Net cash provided by financing activities......................   $  263,612    $   61,570      $    22,857
  Dividends declared.............................................   $   30,685    $   17,150      $     2,700
  Weighted average number of common shares and units
    outstanding..................................................       16,549        10,883           10,359

                                                                                           AS OF DECEMBER 31,
                                                                                       --------------------------
                                                                                           1998          1997
                                                                                       ------------  ------------
BALANCE SHEET DATA:
  Investment in hotel properties, net................................................   $  595,132    $  231,651
  Total assets.......................................................................      615,062       238,855
  Total debt.........................................................................      286,000        91,750
  Minority interest in Partnership...................................................       11,710        13,054
  Shareholders' equity...............................................................      286,216       114,815

                             BOYKIN LODGING COMPANY
                SELECTED PRO FORMA OPERATING AND FINANCIAL DATA
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
          (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                               1998        1997
                                                                                            ----------  ----------
OPERATING DATA:
  Total revenues..........................................................................  $   83,360  $   81,070
  Total expenses..........................................................................      60,170      57,206
                                                                                            ----------  ----------
  Income before minority interest and extraordinary item..................................      23,190      23,864
  Minority interest.......................................................................      (2,079)     (1,752)
                                                                                            ----------  ----------
  Income before extraordinary item applicable to common shares............................  $   21,111  $   22,112
                                                                                            ----------  ----------
                                                                                            ----------  ----------
EARNINGS PER SHARE:
  Income before extraordinary item per common share:
    Basic.................................................................................  $     1.24  $     1.30
    Diluted...............................................................................  $     1.24  $     1.29
  Weighted average number of common shares outstanding
    Basic.................................................................................      17,044      17,037
    Diluted...............................................................................      17,044      17,109
OTHER DATA:
  Funds from operations(1)................................................................  $   48,667  $   50,165
  Net cash provided by operating activities(2)............................................  $   49,319  $   50,772
  Net cash used for investing activities(3)...............................................  $  (11,455) $  (10,988)
  Net cash used for financing activities(4)...............................................  $  (34,470) $  (33,003)
  Weighted average number of common shares and units outstanding..........................      18,335      18,335

------------

(1) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines funds from operations ("FFO") as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for company's portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.

    We compute FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO (in thousands):

                                                                           HISTORICAL
                                                      HISTORICAL YEAR     PERIOD ENDED
                                                     ENDED DECEMBER 31,   DECEMBER 31,  PRO FORMA FOR YEARS
                                                    --------------------  ------------  ENDED DECEMBER 31,
                                                      1998       1997         1996        1998       1997
                                                    ---------  ---------  ------------  ---------  ---------
Net income (loss).................................  $  19,004  $  14,342   $   (4,107)  $  21,111  $  22,112
Real estate related depreciation and
  amortization....................................     21,265     10,148        1,344      26,256     26,270
Minority interest.................................      2,059      2,210           40       2,079      1,752
Extraordinary item................................      1,138        882        4,908          --         --
FFO applicable to joint venture minority
  interest........................................       (661)      (201)          --        (779)        31
                                                    ---------  ---------  ------------  ---------  ---------
Funds from operations.............................  $  42,805  $  27,381   $    2,185   $  48,667  $  50,165
                                                    ---------  ---------  ------------  ---------  ---------
                                                    ---------  ---------  ------------  ---------  ---------

(2) For pro forma purposes, net cash provided by operating activities represents net income before depreciation of real estate assets, amortization of deferred financing costs and minority interest including adjustments for the joint venture minority interest therein. For pro forma purposes, no effect has been given to changes in working capital assets and liabilities.

(3) For pro forma purposes, net cash used for investing activities represents 4% of hotel revenues for the applicable period. For those hotels which are owned through a joint venture, only our percentage interest in such hotel revenues is considered in the calculation.

(4) For pro forma purposes, net cash used for financing activities represents estimated dividends and distributions based upon our historical annual dividend rate of $1.88 and $1.80 per common share in 1998 and 1997, respectively and the pro forma weighted average number of common shares and units outstanding during the applicable period.

              BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY
         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA
                             (AMOUNTS IN THOUSANDS)

                                                        HISTORICAL PERIOD
                                                      FROM NOVEMBER 4, 1996
                                                          (INCEPTION OF          (UNAUDITED)
                                  HISTORICAL YEAR        OPERATIONS) TO      PRO FORMA YEAR ENDED
                                 ENDED DECEMBER 31,       DECEMBER 31,           DECEMBER 31,
                                --------------------  ---------------------  --------------------
                                  1998       1997             1996             1998       1997
                                ---------  ---------  ---------------------  ---------  ---------
OPERATING DATA:
  Room revenue................  $ 148,643  $  72,751        $   7,684        $ 150,169  $ 149,677
  Food and beverage revenue...     71,925     30,229            3,976           72,501     72,669
  Other hotel revenue.........     15,085      7,568              620           15,245     14,842
                                ---------  ---------          -------        ---------  ---------
    Total hotel revenues......    235,653    110,548           12,280          237,915    237,188
  Other revenue...............      2,407      2,477              382            2,407      2,477
                                ---------  ---------          -------        ---------  ---------
    Total revenues............    238,060    113,025           12,662          240,322    239,665
                                ---------  ---------          -------        ---------  ---------
  Operating expenses..........    170,162     75,891            9,748          171,782    169,077
  Cost of goods sold of
    non-hotel operations......        427        619              102              427        619
  Percentage lease expense....     67,424     34,834            3,258           68,078     69,630
                                ---------  ---------          -------        ---------  ---------
  Total expense...............    238,013    111,344           13,108          240,287    239,326
                                ---------  ---------          -------        ---------  ---------
  Net income (loss)...........  $      47  $   1,681        $    (446)       $      35  $     339
                                ---------  ---------          -------        ---------  ---------
                                ---------  ---------          -------        ---------  ---------

                                 INITIAL HOTELS
                  SELECTED COMBINED HISTORICAL FINANCIAL DATA
                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER   JANUARY 1,
                                                                         31,             1996 TO
                                                                 --------------------  NOVEMBER 3,
                                                                   1994       1995       1996(1)
                                                                 ---------  ---------  -----------
OPERATING DATA:
  Room revenue.................................................  $  48,652  $  50,730   $  51,627
  Food and beverage revenue....................................     22,811     22,984      20,062
  Other revenue................................................      4,092      4,490       4,148
                                                                 ---------  ---------  -----------
    Total revenues.............................................     75,555     78,204      75,837
  Departmental and other expenses..............................     53,967     54,629      52,367
  Real estate and personal property taxes, insurance and ground
    rent.......................................................      3,329      3,579       3,228
  Depreciation and amortization................................      5,690      6,545       6,308
  Interest expense.............................................     12,397     14,169      13,430
  Gain on property insurance recovery..........................         --       (670)        (32)
                                                                 ---------  ---------  -----------
  Income (loss) before extraordinary item......................        172        (48)        536
  Extraordinary item-- gain (loss) on early extinguishment of
    debt.......................................................         --        556      (1,315)
                                                                 ---------  ---------  -----------
  Net income (loss)............................................  $     172  $     508   $    (779)
                                                                 ---------  ---------  -----------
                                                                 ---------  ---------  -----------

------------

(1) On February 8, 1996, the Lake Norman Holiday Inn and Lake Norman Hampton Inn were acquired by a Boykin Affiliate. The acquisition was accounted for as a purchase and, accordingly, the operating results of the Holiday Inn and Hampton Inn have been included in the above operating data commencing February 8, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BOYKIN'S FORMATION AND RECENT EVENTS

    On November 4, 1996, we completed our IPO issuing a total of 9.5 million common shares. In conjunction with our IPO, we contributed approximately $133.9 million to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and we loaned $40 million to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties (the "Initial Hotels") and another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility. We do all of our business through the Partnership.

    On February 24, 1998, we completed a follow-on public equity offering and issued an additional 4.5 million common shares. The net proceeds of approximately $106.3 million were contributed to the Partnership, increasing our ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

    On May 22, 1998 we completed our merger with Red Lion Inns Limited Partnership, in which we acquired Red Lion Inns Operating L.P. ("OLP") which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, we issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million. The issuance of our common shares in the merger had the impact of increasing our ownership percentage in the Partnership to 92.2%.

    At the end of 1998, we owned 31 hotels containing a total of 8,689 guest rooms located in 16 different states.

    Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. The lessees' ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

RESULTS OF OPERATIONS

    The following discusses our actual results of operations for 1998 compared to 1997 and 1997 compared to the short period from November 4 through December 31, 1996. It also discusses our pro forma results of operations and that of BMC for the years ended December 31, 1998 and 1997. The pro forma information is presented as if the following items had been consummated as of January 1, 1997:

    - our sale of 4.5 million common shares in February 1998;

    - our issuance of 3.1 million common shares in May 1998 related to the Red Lion merger;

    - our acquisitions in 1997 and 1998; and

    - our repurchase of 114,500 common shares in 1998.

    The 1997 pro forma results of operations exclude the results of the Daytona Beach Radisson Resort and the DoubleTree Kansas City, as these hotels were closed for renovations during portions of the year.

    Because the rent we collect from BMC constitutes a significant portion of our lease revenues, we believe that a discussion of the historical and pro forma operations of BMC is also important to understand our business. The pro forma information of BMC is presented as if our acquisitions of hotels leased by BMC and Westboy were consummated as of January 1, 1997. The 1997 pro forma information excludes the results of the Daytona Beach Radisson Resort, as this hotel was closed during most of 1997 for renovation.

BOYKIN LODGING COMPANY

  ACTUAL RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED 1997

    Our percentage lease revenue increased to $69.7 million in 1998 from $37.9 million in 1997, primarily because the number of hotels we owned increased from 17 to 31 during the year. Percentage lease revenue payable by BMC represented $56.7 million, or 81.3% of total percentage lease revenue in 1998, compared to 91.9% in 1997. The amount of percentage lease revenues from BMC, as a percentage of total lease revenues, decreased in 1998 because of the addition of third party lessees in 1998.

    Income before minority interests and extraordinary item increased to $22.2 million in 1998 compared to $17.4 million in 1997. As a percent of total revenues, income before minority interests and extraordinary item decreased to 31.7% in 1998 from 45.6% in 1997, primarily resulting from:

    - an increase in interest expense to $13.9 million in 1998, or 19.8% of total revenues, in 1998, compared to $2.65 million, or 6.9%, in 1997, due to an increase in the average outstanding debt balances associated with the purchase of additional hotels. Interest expense in 1997 was unusually low due to minimal borrowings under our credit facility as the remaining funds from our IPO were used to fund the majority of acquisitions in the first half of 1997. New debt associated with our 1998 acquisitions and the Red Lion merger increased our interest expense in 1998.

    - an increase in real estate related depreciation and amortization, as a percent of total revenue, from 26.5% in 1997 to 30.3% in 1998, because of an increase in the size of our hotel portfolio.

    General and administrative expenses decreased, as a percentage of total revenue, from 6.3% in 1997 to 5.3% in 1998, and personal property taxes, insurance, and ground rent, as a percentage of revenues also decreased from 13.5% in 1997 to 12.0% in 1998.

    Net income was $19.0 million in 1998 compared to $14.3 million in 1997. Minority interest applicable to the operating partnership and joint venture partnerships in the income before extraordinary item of the Partnership was $2.1 million in 1998, or 2.9% of total revenues, compared to $2.2 million, or 5.8% in 1997. Extraordinary charges (net of minority interest of $.2 million and $.1 million in 1997 and 1998, respectively) increased from $.9 million in 1997 to $1.1 million in 1998. The extraordinary charge in 1998 represented the write-off of deferred financing costs associated with our former $150 million secured credit facility which was replaced with a new $250 million unsecured facility. The extraordinary charge in 1997 represented the write-off of deferred financing costs incurred in connection with increasing our available credit facility in October 1997 and the retirement of mortgage indebtedness of one of the joint ventures.

    Our FFO in 1998 was $42.8 million compared to $27.4 million in 1997. For a definition of FFO, reconciliation of net income to FFO and discussion why we believe FFO is an important measure to investors of a REIT's financial performance, please see Item 6. "Selected Financial Data" on page 16.

    ACTUAL RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS) TO DECEMBER 31, 1996

    Percentage lease revenue increased to $37.9 million from $3.3 million in 1996, primarily because of the partial year of operations in 1996 and the increase in the number of hotels we owned from 9 to 17 at December 31, 1996 and 1997, respectively. Percentage lease revenue payable by BMC represented $34.8 million or 91.9% of total percentage lease revenue in 1997 compared to 100% in 1996. Income before minority interest and extraordinary item increased to $17.4 million in 1997 compared to $.8 million in 1996. As a percent of total revenue, income before minority interest and extraordinary item increased to 45.6% in 1997 from 24.9% in 1996, primarily resulting from:

    - a decline in real estate related depreciation and amortization, as a percent of total revenue, from 39.8% in 1996 to 26.5% in 1997,

    - a decrease in real estate and personal property taxes, insurance and ground rent, as a percentage of total revenues, from 18.4% in 1996 to 13.5% in 1997,

    - a decrease in general and administrative expenses, as a percent of total revenues, from 13.3% in 1996 to 6.3% in 1997. These expenses, as a percent of total revenues, decreased because of a greater increase in percentage lease revenues during our full year of operations in 1997 relative to the increase in expenses during the same period.

    - an increase in interest expense to $2.7 million in 1997 compared to $54,000 in 1996 because of borrowings under the our credit facility used to fund acquisitions in 1997.

    Net income was $14.3 million in 1997 compared to a net loss in 1996 of $4.1 million. Minority interest applicable to the operating partnership and joint venture partnerships in the income before extraordinary item of the Partnership was $2.2 million in 1997, or 5.8% of total revenues, compared to $40,000, or 1.2%, in 1996. Extraordinary charges (net of minority interest of $1.0 million and $.2 million in 1996 and 1997, respectively) decreased from $4.9 million in 1996 to $.9 million in 1997. The extraordinary charge in 1996 represented the write-off of deferred financing costs and the payment of prepayment penalties and fees incurred in connection with the retirement of all mortgage indebtedness assumed by the Partnership upon formation of the company.

    Our FFO in 1997 was $27.4 million compared to $2.2 million in 1996 due to a partial year in 1996 and the increased number of hotels owned during 1997.

  PRO FORMA RESULTS OF OPERATIONS YEAR ENDED 1998 COMPARED TO 1997

    For the year ended December 31, 1998, our pro forma total revenue would have been $83.3 million, representing a $2.3 million, or 2.8%, increase over pro forma total revenue for the year ended December 31, 1997 of $81.1 million. The increase for 1998 over 1997 is primarily the result of increased percentage lease revenue because of increases in the average daily rates (ADR) and the exclusion of the Daytona and Kansas City hotels in the 1997 results as they were closed for renovations during portions of 1997.

    Pro forma expenses before minority interest, consisting principally of depreciation and amortization, property taxes, insurance, ground rent, general administrative expenses and interest expense would have been $60.2 million, representing a $3.0 million, or 5.2%, increase over 1997 expenses of $57.2 million. As a percentage of revenues, our expenses before minority interest would have increased from 70.6% in 1997 to 72.2% in 1998. The principal factors for this increase are attributable to interest expense, general and administrative expenses, depreciation and amortization.

    General and administrative expenses would have increased $1.3 million in 1998 compared to 1997, or 55.8%, primarily attributable to incremental costs associated with hiring management personnel to support our strategic growth objectives. Real estate and personal property taxes, insurance and ground rent expense would have decreased from $10.2 million in 1997 to $9.8 million in 1998, or 4.2%, primarily because of lower insurance premiums in 1998 compared to 1997. Pro forma interest expense would have increased 11.5% in 1998, because of higher average borrowing levels in 1998 compared to 1997 associated with funding capital expenditures, offset somewhat by lower interest rates in 1998. Pro forma FFO for the year ended December 31, 1998 decreased slightly to $48.7 million compared to $50.2 million in 1997.

    During 1998, the pro forma ADR at our hotels (excluding Daytona and Kansas City as these hotels were closed during portions of 1997 for renovations) increased to $90.18 compared to $87.52 in 1997, representing a 3.0% increase. The weighted average occupancy decreased to 66.6% from 68.3% in 1997. This resulted in an increase in REVPAR to $60.04 in 1998 compared to $59.80 in 1997. The following table sets forth the pro forma operating data of the hotels owned by us as of December 31, 1998, without regard to when we acquired the hotels.

                                                                 ADR                OCCUPANCY               REVPAR
                                                         --------------------  --------------------  --------------------
                                                           1998       1997       1998       1997       1998       1997
                                                         ---------  ---------  ---------  ---------  ---------  ---------
All 29 Hotels(1).......................................  $   90.18  $   87.52      66.6%      68.3%  $   60.04  $   59.80
Initial Nine Hotels....................................      95.62      94.77       71.7       76.5      68.58      72.53
Acquired Hotels (10 Properties)........................      89.30      83.85       58.9       58.4      52.62      48.94
Acquired Red Lion DoubleTrees (10 properties)..........      86.39      83.82       69.1       70.3      59.66      58.97
Total 31 Hotels(2).....................................      90.23        N/A       65.1        N/A      58.72        N/A

------------

(1) The pro forma data excludes the operations of the Daytona Beach Radisson Resort and the DoubleTree Kansas City as these hotels were closed during portions of the pro forma periods prior to being reopened in January 1998 and April 1997, respectively.

(2) Includes all 31 hotels including Daytona and Kansas City.

    No assurance can be given that the trends reflected in this data applicable to the hotels will continue or that ADR, occupancy, and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

BMC

ACTUAL RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED
  1997

    For the year ended December 31, 1998 BMC had hotel revenues of $235.7 million compared to $110.5 million in 1997. The increase was due to the increase in the number of hotels leased, from 13 at December 31, 1997 to 25 at December 31, 1998. BMC recorded net income of $47,000 in 1998 compared to $1.7 million in 1997.

    Percentage lease expense during 1998 was $67.4 million, or 28.6% of hotel revenues, compared to $34.8 million, or 31.5% of hotel revenues, in 1997. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels were $170.2 million in 1998 compared to $75.9 million in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased from 68.6% in 1997 to 72.2% in 1998, because of the additional hotels and management fees paid to Promus for the DoubleTree hotels.

    ACTUAL RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS) TO DECEMBER 31, 1996

    For the year ended December 31, 1997 BMC had hotel revenues of $110.5 million compared to $12.3 million in 1996. The increase was because of the partial year in 1996 and an increase in the number of hotels leased, from nine at December 31, 1996 to 13 at December 31, 1997. BMC recorded net income of $1.7 million in 1997 compared to a net loss of $.4 million in 1996. The loss in 1996 was partially the result of the application of the percentage lease rent terms during an interim period (as opposed to a full calendar year). The terms of each lease allow for annualizing the rent payable to compensate for the effects of seasonality when base rents may be required during periods of lower occupancy which would otherwise be offset during peak seasons. Historically, the fourth quarter has been a period of lower occupancy for the Initial Hotels on a combined basis in comparison to the other three quarters of the year.

    The percentage lease expense during 1997 was $34.8 million, or 31.5% of hotel revenues, compared to $3.3 million, or 26.5% of hotel revenues, in 1996. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels, were $75.9 million in 1997 compared to $9.7 million in 1996. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased from 79.4% in 1996 to 68.6% in 1997 because of the lower fourth quarter revenues in 1996 (as opposed to a full calendar year).

  PRO FORMA RESULTS OF OPERATIONS YEAR ENDED 1998 COMPARED TO 1997

    For the year ended December 31, 1998, BMC's pro forma hotel revenues would have been $237.9 million, a slight increase in pro forma hotel revenues over the year ended December 31, 1997 of $237.2 million. The increase in revenues for 1998 compared to 1997 is primarily the result of increases in the average daily rates offset by lower occupancy rates experienced at some of the BMC hotels.

    Pro forma percentage lease expense would have decreased from $69.6 million in 1997 to $68.1 million in 1998, or 2.2%, because of changes in the percentage lease calculations in 1998 for increases in the Consumer Price Index applied to the relatively flat hotel revenues between years. Pro forma departmental expenses and other hotel operating expenses of BMC would have been $172.2 million in 1998 compared to $169.1 million in 1997, an increase of 1.9%. As a percentage of hotel revenues, these expenses would have increased slightly from 71.3% in 1997 to 72.4% in 1998.

    Pro forma net income of BMC would have been $35,000 in 1998 compared to net income of $.3 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow from the percentage leases. The lessees' obligations under the percentage leases are unsecured and the lessees' ability to make rent payments to the Partnership under the percentage leases, are dependent on the lessees' ability to generate sufficient cash flow from the operation of the hotels.

    As of December 31, 1998, we had $5.6 million of unrestricted cash and cash equivalents, $4.3 million of restricted cash for the payment of capital expenditures, real estate tax and insurance and we had outstanding borrowings totaling $156.0 million and $130.0 million against our credit facility and term note payable, respectively. In February 1999, the borrowings under our credit facility increased to $158.0 million to fund capital expenditures for significant renovations at four DoubleTree hotels.

    We have a $250 million credit facility available, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million term note payable, please see Notes 5 and 6, respectively, of the notes to consolidated financial statements of Boykin Lodging Company included in this Form 10-K. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

    In November 1997, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities over two years. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof, and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. The 4.5 million common shares sold in the February 28, 1998 offering were sold under this registration statement.

    On February 1, 1999, we formed a joint venture with AEW Partners III, L.P. ("AEW"), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm that manages a portfolio of approximately $6 billion. AEW will provide $50 million of equity capital for the joint venture, and we will provide approximately $17 million and serve as the operating partner of the joint venture. We plan to use the joint venture to take advantage of acquisition opportunities in the lodging industry. Combined with debt financing, the initial capital commitments would allow the joint venture to complete approximately $175 million of acquisitions over a 24-month period. The joint venture agreement also contains provisions for AEW and Boykin to double their respective capital commitments under certain circumstances, which could result in total acquisitions by the joint venture of approximately $350 million. In addition, as part of the transaction, we will receive incentive returns based on the performance of acquired assets as well as other compensation as a result of the joint venture's activities.

    We anticipate that funds generated from operations and our credit facility will enable us to meet our anticipated cash needs for the next year. Our percentage lease revenues and cash flow are dependent in large part upon the hotel revenues recognized by our lessees. There can be no assurance that those revenues will meet expected levels. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility. Additionally, no assurance can be given that we will make distributions in the future at the current rate, or at all.

INFLATION

    Our revenues are from percentage leases, which can change based on changes in the revenues of our hotels. Therefore, we rely entirely on the performance of the hotels and the lessees' ability to increase revenues to keep pace with inflation. Operators of hotels in general, and our lessees, can change room rates quickly, but competitive pressures may limit the lessees' ability to raise rates to keep pace with inflation.

    Our general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

YEAR 2000 COMPLIANCE

    Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result computerized systems, which include information and non-information technology systems, and applications used by us, are being reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial, information and operational systems are Year 2000 compliant.

STATE OF READINESS

    We are addressing the Year 2000 compliance issue by focusing on our corporate facility, which includes all of our administrative, non-hotel operating functions, and on our hotel properties.

    Corporate Facility:

    For our corporate facility, we are in the phase of assessing our hardware components and critical corporate business applications, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 compliance by the end of the second quarter of 1999.

    Hotel Properties:

    We are communicating with our lessees and other vendors with whom we do significant business to determine their readiness of Year 2000 compliance. For all of our hotels, we have gained an understanding of the process which our lessees have undertaken to address the risk assessment, validation, remediation and contingency plans related to Year 2000 compliance.

    These processes have included the following:

    - completion of an inventory and assessment of all computerized systems, applications and hardware by internal personnel;

    - prioritization of items representing critical business applications; and

    - estimation of remediation costs.

    Most of our lessees are using internal personnel, who are determining the level of resources needed, necessary modifications or upgrades, remediation and contingency plans to become Year 2000 compliant. Our lessees have informed us that they have dedicated the tools and resources to address all Year 2000 issues in an effort to be Year 2000 compliant during the third quarter of 1999.

    There can be no assurance that the efforts related to the hotel properties will be sufficient to make these properties' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the hotel property guest check-in, billing and accounting functions. Certain physical hotel property machinery and equipment could also fail resulting in safety risks and customer dissatisfaction. We cannot predict at this time the most reasonably likely worst case scenario relating to Year 2000 issues.

YEAR 2000 PROJECT COSTS

    We estimate that total unexpended costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts for the corporate facility and the hotels should not exceed $.8 million, although there can be no assurance that actual costs will not exceed this amount. During 1998, we spent approximately $1.6 million related to computerized systems and equipment which are Year 2000 compliant. It should be noted that the vast majority of our costs to remediate this issue are capital in nature and would therefore not affect our funds from operations.

CONTINGENCY PLAN

    We are in the process of developing our contingency plan for the corporate facility and hotel properties to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in the third quarter of 1999.

SEASONALITY

    Our hotels' operations historically have been seasonal. Twenty-six of our hotels maintain higher occupancy rates during the second and third quarters. The five hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the percentage leases will be sufficient to enable us to continue to make quarterly distributions at the current rate for the next twelve months. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in percentage lease revenue, we expect to utilize cash on hand or borrowings to make those distributions. No assurance can be given that we will make distributions in the future at the current rate, or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    In 1998 we entered into a $130 million term note payable which bears interest at a fixed rate of 6.9% for ten years, and a new fixed rate to be determined thereafter. The term note requires interest only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The term note expires in June 2023. Assuming a 10% increase in interest rates as of December 31, 1998, the fair market value of the term note payable would be approximately $126.1 million.

    In 1998, we also entered into a new unsecured credit facility with a group of banks, which enables us to borrow up to $250 million, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75%. Due to changes in the U.S. and global economy, interest rates fluctuate regularly which creates risk that these rates may increase in the future, which would adversely impact our interest expense and cash flows.

    See Notes 2, 5 and 6 to the consolidated financial statements for discussion of fair values of financial instruments and the terms of the unsecured credit facility and the term note payable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Boykin Lodging's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 25, 1999, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the information under the heading "Executive Compensation" contained in Boykin Lodging's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in Boykin Lodging's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to the information under the heading "Transactions with Management" contained in Boykin Lodging's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 25, 1999.

                             BOYKIN LODGING COMPANY
                        AS OF DECEMBER 31, 1998 AND 1997
                         INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:
  Report of Independent Public Accountants...........................................        F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997.......................        F-3
  Consolidated Statements of Operations for the Years Ended December 31, 1998 and
    1997 and the Period February 8, 1996 (Inception) through December 31, 1996.......        F-4
  Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
    1998 and 1997 and the Period February 8, 1996 (Inception) through December 31,
    1996.............................................................................        F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and
    1997 and the Period February 8, 1996 (Inception) through December 31, 1996.......        F-6
  Notes to Consolidated Financial Statements.........................................        F-7
  Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1998...       F-20

INITIAL HOTELS (PREDECESSORS TO BOYKIN LODGING COMPANY):
  Report of Independent Public Accountants...........................................       F-22
  Combined Statement of Operations for the Period January 1, 1996, through
    November 3, 1996.................................................................       F-23
  Combined Statement of Partners' Deficit for the Period January 1, 1996, through
    November 3, 1996.................................................................       F-24
  Combined Statement of Cash Flows for the Period January 1, 1996, through
    November 3, 1996.................................................................       F-25
  Notes to Combined Financial Statements.............................................       F-26

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES (BMC):
  Report of Independent Public Accountants...........................................       F-30
  Consolidated Balance Sheets as of December 31, 1998 and 1997.......................       F-31
  Consolidated Statements of Operations and Comprehensive Income for the Years Ended
    December 31, 1998 and 1997 and the Period November 4, 1996 (Inception of
    Operations) through December 31, 1996............................................       F-32
  Consolidated Statements of Members' Capital for the Years Ended December 31, 1998
    and 1997 and the Period November 4, 1996 (Inception of Operations) through
    December 31, 1996................................................................       F-33
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and
    1997 and the Period November 4, 1996 (Inception of Operations) through December
    31, 1996.........................................................................       F-34
  Notes to Consolidated Financial Statements.........................................       F-35

BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC. AND BOPA DESIGN COMPANY
  (PREDECESSORS TO BMC):
  Report of Independent Public Accountants...........................................       F-41
  Combined Statement of Revenues and Expenses for the Period January 1, 1996, through
    November 3, 1996.................................................................       F-42
  Notes to Combined Financial Statements.............................................       F-43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Boykin Lodging Company:

    We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of Boykin Lodging's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996 in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of Boykin Lodging Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 12, 1999.

                             BOYKIN LODGING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1998, AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                          ASSETS

Investment in hotel properties, net.......................................................  $  595,132  $  231,651
Cash and cash equivalents.................................................................       5,643       1,855
Rent receivable from lessees:
  Related party lessees...................................................................       4,748         897
  Third party lessees.....................................................................         547         360
Deferred expenses, net....................................................................       3,159       2,055
Restricted cash...........................................................................       4,330          --
Other assets..............................................................................       1,503       2,037
                                                                                            ----------  ----------
                                                                                            $  615,062  $  238,855
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings against credit facility........................................................  $  156,000  $   91,750
Term note payable.........................................................................     130,000          --
Accounts payable and accrued expenses.....................................................       6,521       4,688
Dividends/distributions payable...........................................................       8,618       4,893
Due to lessees:
  Related party lessees...................................................................       2,971       1,069
  Third party lessees.....................................................................       1,775       1,268
Minority interest in joint ventures.......................................................      11,251       7,318
Minority interest in operating partnership................................................      11,710      13,054
Shareholders' equity:
  Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and
    outstanding...........................................................................          --          --
  Common shares, without par value; 40,000,000 shares authorized; 17,044,361 and 9,542,251
    shares outstanding....................................................................          --          --
  Additional paid-in capital..............................................................     307,512     124,430
  Retained deficit........................................................................     (21,296)     (9,615)
                                                                                            ----------  ----------
  Total shareholders' equity..............................................................     286,216     114,815
                                                                                            ----------  ----------
                                                                                            $  615,062  $  238,855
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                        AND THE PERIOD FEBRUARY 8, 1996
                     (INCEPTION) THROUGH DECEMBER 31, 1996

               (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                    PERIOD
                                                                                                  FEBRUARY 8,
                                                                   YEAR ENDED    YEAR ENDED      1996 THROUGH
                                                                  DECEMBER 31,  DECEMBER 31,     DECEMBER 31,
                                                                      1998          1997             1996
                                                                  ------------  ------------  -------------------
Revenues:
  Lease revenue from related party..............................   $   56,708    $   34,834        $   3,258
  Other lease revenue...........................................       13,039         3,050               --
  Interest income...............................................          375           382              120
                                                                  ------------  ------------         -------
                                                                       70,122        38,266            3,378
                                                                  ------------  ------------         -------
Expenses:
  Real estate related depreciation and amortization.............       21,265        10,148            1,344
  Real estate and personal property taxes, insurance and ground
    rent........................................................        8,413         5,173              620
  General and administrative....................................        3,745         2,404              450
  Interest expense..............................................       13,905         2,653               54
  Amortization of deferred financing costs......................          593           454               69
                                                                  ------------  ------------         -------
                                                                       47,921        20,832            2,537
                                                                  ------------  ------------         -------
Income before minority interests and extraordinary item.........       22,201        17,434              841
Minority interest in joint ventures.............................         (461)         (144)              --
Minority interest in operating partnership......................       (1,598)       (2,066)             (40)
                                                                  ------------  ------------         -------
Income before extraordinary item................................       20,142        15,224              801
Extraordinary item -- loss on early extinguishment of debt, net of minority interest of $110, $172 and $970 in 1998, 1997 and
  1996, respectively............................................       (1,138)         (882)          (4,908)
                                                                  ------------  ------------         -------
Net income (loss) applicable to common shares...................   $   19,004    $   14,342        $  (4,107)
                                                                  ------------  ------------         -------
                                                                  ------------  ------------         -------
Earnings per share:
  Basic.........................................................   $     1.25    $     1.51        $    (.46)
  Diluted.......................................................   $     1.25    $     1.49        $    (.45)
Weighted average number of common shares outstanding:
  Basic.........................................................       15,252         9,523            8,981
  Diluted.......................................................       15,252         9,595            9,036

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              AND THE PERIOD FEBRUARY 8, 1996 (INCEPTION) THROUGH
                               DECEMBER 31, 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                               ADDITIONAL
                                                                    COMMON      PAID-IN     RETAINED
                                                                    SHARES      CAPITAL     DEFICIT      TOTAL
                                                                 ------------  ----------  ----------  ----------
Issuance of common shares, net of offering expenses of
  $16,427......................................................     9,516,251  $  173,898  $       --  $  173,898
Purchase accounting adjustment necessary to reflect assets at
  predecessor cost.............................................            --     (50,070)         --     (50,070)
Net loss.......................................................            --          --      (4,107)     (4,107)
Dividends declared -- $.2837 per common share..................            --          --      (2,700)     (2,700)
                                                                 ------------  ----------  ----------  ----------
Balance, December 31, 1996.....................................     9,516,251     123,828      (6,807)    117,021
Net income.....................................................            --          --      14,342      14,342
Dividends declared -- $1.80 per common share...................            --          --     (17,150)    (17,150)
Shares issued..................................................        26,000         616          --         616
Additional offering costs......................................            --         (14)         --         (14)
                                                                 ------------  ----------  ----------  ----------
Balance, December 31, 1997.....................................     9,542,251     124,430      (9,615)    114,815
Issuance of common shares, net of offering expenses of
  $8,058.......................................................     7,616,610     184,912          --     184,912
Common share purchases for treasury............................      (114,500)     (1,830)         --      (1,830)
Dividends declared -- $1.88 per common share...................            --          --     (30,685)    (30,685)
Net income.....................................................            --          --      19,004      19,004
                                                                 ------------  ----------  ----------  ----------
Balance, December 31, 1998.....................................    17,044,361  $  307,512  $  (21,296) $  286,216
                                                                 ------------  ----------  ----------  ----------
                                                                 ------------  ----------  ----------  ----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
     AND THE PERIOD FEBRUARY 8, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                                         PERIOD
                                                                                                       FEBRUARY 8,
                                                                         YEAR ENDED     YEAR ENDED    1996 THROUGH
                                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                            1998           1997           1996
                                                                        -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)...................................................    $  19,004      $  14,342      $  (4,107)
  Adjustments to reconcile net income (loss) to net cash flow provided by operating activities --
    Extraordinary item-noncash loss on early extinguishment of debt...        1,138            882             57
    Depreciation and amortization.....................................       21,858         10,602          1,413
    Minority interests................................................        2,059          2,210            930
    Changes in assets and liabilities --
      Rent receivable.................................................       (2,589)          (951)          (306)
      Other assets....................................................          370         (1,200)          (772)
      Accounts payable and accrued expenses...........................          837          1,936          2,433
      Restricted cash.................................................       (4,330)            --             --
      Due to lessees..................................................        1,613          1,656            681
                                                                        -------------  -------------  -------------
        Net cash flow provided by operating activities................       39,960         29,477            329
                                                                        -------------  -------------  -------------
Cash flows from investing activities:
  Acquisitions of hotel properties, net of joint venture partner
    contribution......................................................      (76,288)       (97,043)            --
  Acquisition of Red Lion Inns Operating L.P., net of common shares
    issued of $80,333 and cash acquired of $11........................     (191,004)            --             --
  Improvements and additions to hotel properties......................      (32,492)       (13,511)          (622)
  Title, insurance, transfer taxes and filing fees paid to acquire
    Initial Hotel properties..........................................           --             --         (1,202)
                                                                        -------------  -------------  -------------
        Net cash flow used for investing activities...................     (299,784)      (110,554)        (1,824)
                                                                        -------------  -------------  -------------
Cash flows from financing activities:
  Payments of dividends and distributions.............................      (29,388)       (17,781)            --
  Borrowings against credit facility..................................      161,000         91,750          2,000
  Repayment of borrowings against credit facility.....................      (96,750)            --         (2,000)
  Term note borrowing.................................................      130,000             --             --
  Retirement of mortgage debt assumed.................................           --        (10,338)      (140,623)
  Payment of deferred financing costs.................................       (2,975)        (1,589)            --
  Proceeds from issuance of common shares, net........................      104,579            602        172,591
  Cash payments for redemption of certain limited partnership
    interests.........................................................         (967)        (1,074)            --
  Distributions to joint venture minority interest partners, net......          (57)            --             --
  Cash payments to non-continuing equity investors of predecessor.....           --             --         (9,111)
  Cash payment for common share purchases.............................       (1,830)            --             --
                                                                        -------------  -------------  -------------
        Net cash flow provided by financing activities................      263,612         61,570         22,857
                                                                        -------------  -------------  -------------
Net change in cash and cash equivalents...............................    $   3,788      $ (19,507)     $  21,362
Cash and cash equivalents, beginning of period........................        1,855         21,362             --
                                                                        -------------  -------------  -------------
Cash and cash equivalents, end of period..............................    $   5,643      $   1,855      $  21,362
                                                                        -------------  -------------  -------------
                                                                        -------------  -------------  -------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1.  BACKGROUND:

    Boykin Lodging Company is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. Boykin's principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin's hotels. The lessees' ability to make payments to Boykin Lodging pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

  INITIAL PUBLIC OFFERING AND MAJOR EVENTS SINCE THE IPO

    In November 1996, Boykin completed its initial public offering ("IPO") issuing a total of 9,516,250 common shares, including exercise of the underwriters' over-allotment option. In conjunction with its IPO, Boykin Lodging contributed approximately $133,898 to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and also loaned $40,000 to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties (the "Initial Hotels") and leased them to Boykin Management Company Limited Liability Company ("BMC"). BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin's credit facility.

    On February 24, 1998, Boykin completed a follow-on public equity offering and issued an additional 4,500,000 common shares. The net proceeds of approximately $106,313 were contributed to the Partnership, increasing Boykin Lodging Company's ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

    On May 22, 1998 Boykin completed its merger with Red Lion Inns Limited Partnership, in which Boykin Lodging acquired Red Lion Inns Operating L.P. ("OLP") which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, Boykin issued 3,109,606 common shares and paid approximately $35,305 in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155,710 and common shares issued valued at $80,333, was $271,348. The common shares issued in the merger were valued at $25.83 per share, the five-day average trading price of Boykin's shares before the merger announcement. The issuance of Boykin's common shares in the merger had the impact of increasing Boykin Lodging's ownership percentage in the Partnership to 92.2%.

    At the end of 1998, Boykin owned 31 hotels containing a total of 8,689 guest rooms located in 16 different states. As part of Boykin's acquisitions in 1997 and 1998, Boykin established new strategic

                             BOYKIN LODGING COMPANY
alliances with four hotel operators and purchased five hotels with them through joint venture structures. The following table sets forth the joint venture agreements which have been established in 1997 and 1998:

                                           BOYKIN          LESSEE/JV
                           LESSEE/JV      OWNERSHIP        OWNERSHIP
NAME OF JOINT VENTURE       PARTNER      PERCENTAGE       PERCENTAGE           HOTEL OWNED UNDER JOINT VENTURE
-------------------------  ----------  ---------------  ---------------  --------------------------------------------
BoyStar Ventures, L.P.      MeriStar             91%               9%            Holiday Inn Minneapolis West
Shawan Road Hotel L.P.      Davidson             91%               9%             Marriott's Hunt Valley Inn
Boykin San Diego LLC       Outrigger             91%               9%      Hampton Inn San Diego Airport/Sea World
Boykin Kansas City LLC      MeriStar             80%              20%               DoubleTree Kansas City
RadBoy Mt. Laurel LLC       Radisson             85%              15%             Radisson Hotel Mt. Laurel


                            DATE OF HOTEL
NAME OF JOINT VENTURE          PURCHASE
-------------------------  ----------------
BoyStar Ventures, L.P.        July 1997
Shawan Road Hotel L.P.        July 1997
Boykin San Diego LLC        November 1997
Boykin Kansas City LLC      November 1997
RadBoy Mt. Laurel LLC         June 1998

  BASIS OF PRESENTATION

    Boykin Lodging exercises unilateral control over the Partnership. Therefore, the separate financial statements of Boykin Lodging, OLP, the Partnership, and the joint ventures discussed above are consolidated. All significant intercompany transactions and balances have been eliminated.

  RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INVESTMENT IN HOTEL PROPERTIES

    Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 20 to 40 years for buildings and improvements and 3 to 20 years for furniture and equipment.

    Boykin reviews the hotel properties for impairment when events or changes in circumstances indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value would be recorded and an impairment loss would be recognized. Boykin does not believe that there are any factors or circumstances indicating impairment of any of its investment in hotel properties.

    Investment in hotel properties as of December 31, 1998 and 1997 consists of the following:

                                                                           1998        1997
                                                                        ----------  ----------
Land..................................................................  $   55,538  $   21,248
Buildings and improvements............................................     512,165     186,415
Furniture and equipment...............................................      57,369      28,004
Construction in progress..............................................       2,772       7,418
                                                                        ----------  ----------
                                                                           627,844     243,085
Less -- Accumulated depreciation......................................     (32,712)    (11,434)
                                                                        ----------  ----------
                                                                        $  595,132  $  231,651
                                                                        ----------  ----------
                                                                        ----------  ----------

    The thirty-one hotel properties owned by Boykin Lodging at December 31, 1998 are located in Florida (5), North Carolina (4), Ohio (3), California (3), Oregon
(3), Washington (3), New York, New

                             BOYKIN LODGING COMPANY

Jersey, Missouri, Maryland, Indiana, Colorado, Minnesota, Idaho, Nebraska, and Tennessee and are subject to percentage leases as described in Note 10.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

  DEFERRED EXPENSES

    Included in deferred expenses at December 31, 1998 and 1997 are the following:

                                                                               1998       1997
                                                                             ---------  ---------
Financing costs............................................................  $   3,316  $   1,589
Franchise fees.............................................................        657        627
                                                                             ---------  ---------
                                                                                 3,973      2,216
Accumulated amortization...................................................       (814)      (161)
                                                                             ---------  ---------
                                                                             $   3,159  $   2,055
                                                                             ---------  ---------
                                                                             ---------  ---------

    Deferred financing costs are being amortized over the term of the related debt agreements. Accumulated amortization at December 31, 1998 and 1997 was $704 and $111, respectively.

    Deferred franchise fees are being amortized on a straight-line basis over the terms of related franchise agreements. Accumulated amortization at December 31, 1998 and 1997 was $110 and $50, respectively.

  RESTRICTED CASH

    Restricted cash consists of cash to be held in escrow reserves under the terms of the term note payable discussed in Note 6. These reserves relate to the payment of capital expenditures, insurance, and real estate taxes.

  DIVIDENDS/DISTRIBUTIONS

    Boykin Lodging pays dividends which are dependent upon the receipt of distributions from the Partnership.

  REVENUE RECOGNITION

    Boykin Lodging recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases.

  MINORITY INTERESTS

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

                             BOYKIN LODGING COMPANY

  INCOME TAXES

    Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements.

    Boykin's earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation. For federal income tax purposes, dividends to shareholders applicable to 1998 and 1997 operating results represent ordinary taxable income while dividends applicable to 1996 operating results represent a 100% return of capital.

  EARNINGS PER SHARE

    Boykin follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

    Boykin's basic and diluted earnings per share for 1998, 1997, and 1996 are as follows:

                                                      YEAR ENDED       YEAR ENDED      PERIOD ENDED
                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                         1998             1997             1996
                                                    ---------------  ---------------  ---------------
Basic:
  Income before extraordinary item................     $    1.32        $    1.60        $     .09
  Extraordinary item..............................          (.07)            (.09)            (.55)
                                                           -----            -----            -----
    Net income (loss).............................     $    1.25        $    1.51        $    (.46)
                                                           -----            -----            -----
                                                           -----            -----            -----
Diluted:
  Income before extraordinary item................     $    1.32        $    1.59        $     .09
  Extraordinary item..............................          (.07)            (.10)            (.54)
                                                           -----            -----            -----
    Net income (loss).............................     $    1.25        $    1.49        $    (.45)
                                                           -----            -----            -----
                                                           -----            -----            -----

    Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic earnings per share was 15,252,000, 9,523,000, and 8,981,000 for the years ended December 31, 1998 and 1997, and for the period November 4, 1996 through December 31, 1996. For 1997 and 1996, diluted per share amounts reflect incremental common shares outstanding of 72,000 and 55,000 related to unexercised stock options as of December 31, 1997 and 1996, respectively. There were no dilutive stock options outstanding at December 31, 1998. There are no adjustments to the reported amounts of income in computing diluted per share amounts.

  PARTNERSHIP UNITS

    At December 31, 1998 and 1997, a total of 1,291,000 and 1,332,000 limited partnership units were issued and outstanding, respectively. The weighted average number of limited partnership units outstanding for the periods ended December 31, 1998, 1997, and 1996 were 1,297,000, 1,360,000, and 1,378,000 respectively. The weighted average number of common shares and limited partnership units for the periods ended December 31, 1998, 1997 and 1996 were 16,549,000, 10,883,000, and 10,359,000 respectively.

                             BOYKIN LODGING COMPANY

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value is determined by using available market information and appropriate valuation methodologies. Boykin's principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, and the term note payable. Cash, cash equivalents, and restricted cash, due to their short maturities, and the liquidity of accounts receivable, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility bear interest at variable market rates, carrying value approximates market value at December 31, 1998 and 1997.

    The estimated fair value of the $130,000 term note payable (Note 6) is based on the discounted value of contracted cash flows estimated using rates currently offered for debt with similar maturities. This estimate assumes a ten percent increase from Boykin's actual rate on the term note of 6.9%. At December 31, 1998 the estimated fair value was approximately $126,061.

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

3.  ACQUISITIONS OF HOTEL PROPERTIES:

    The following table summarizes Boykin's acquisitions in 1998 and 1997:

  1998 ACQUISITIONS

                                                        ACQUISITION      NUMBER OF     PURCHASE      PERCENTAGE OWNED
               HOTEL                     LOCATION           DATE           ROOMS         PRICE        BY PARTNERSHIP       LESSEE
-----------------------------------  ----------------  --------------  -------------  -----------  ---------------------  ---------
Knoxville Hilton...................  Knoxville, TN     March 1998              317     $  26,400               100%       BMC
High Point Radisson................  High Point, NC    March 1998              251     $  10,600               100%       BMC
Pink Shell Beach Resort............  Fort Myers, FL    May 1998                208     $  19,250               100%       MeriStar
DoubleTree Portfolio...............  Various           May 1998              3,062     $ 271,300               100%       Westboy
Radisson Hotel Mt. Laurel..........  Mt. Laurel, NJ    June 1998               283     $  23,240                85%       Radisson

  1997 ACQUISITIONS

                                                        ACQUISITION      NUMBER OF     PURCHASE      PERCENTAGE OWNED
               HOTEL                     LOCATION           DATE           ROOMS         PRICE        BY PARTNERSHIP       LESSEE
-----------------------------------  ----------------  --------------  -------------  -----------  ---------------------  ---------
Melbourne Hilton Oceanfront........  Melbourne, FL     March 1997              118     $   9,300               100%       BMC
Holiday Inn Crabtree...............  Raleigh, NC       March 1997              176     $   7,500               100%       BMC
French Lick Springs Resort.........  French Lick, IN   April 1997              485     $  20,000               100%       BMC
Holiday Inn Minneapolis West.......  Minneapolis, MN   July 1997               196     $  12,300                91%       MeriStar
Marriott's Hunt Valley Inn.........  Baltimore, MD     July 1997               392     $  27,300                91%       Davidson
DoubleTree Kansas City.............  Kansas City, MO   November 1997           388     $  25,000                80%       MeriStar
Hampton Inn San Diego Airport/ Sea
  World............................  San Diego, CA     November 1997           199     $   8,900                91%       Outrigger

    All of the acquisitions have been accounted for using the purchase method, with the operating results of the acquired properties being included in the consolidated operating results of Boykin Lodging since the respective dates of acquisition.

                             BOYKIN LODGING COMPANY

4.  INTERCOMPANY CONVERTIBLE NOTE:

    The $40,000 intercompany convertible note matures in November 2001. Interest on the note accrues at a rate equal to 9.5% per annum, increasing to 9.75% per annum beginning in November 1999, and is payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the $20 per share IPO price of Boykin Lodging's common shares. Boykin Lodging is the sole general partner of the Partnership. The note is secured by mortgages on certain hotel properties.

5.  CREDIT FACILITY:

    On June 11, 1998, Boykin entered into a new unsecured credit facility with a group of banks, which enables Boykin to borrow up to $250,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75% (7.25% at December 31, 1998), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension. The new facility replaced the Boykin's previous $150,000 credit facility, which was secured by first mortgages on thirteen of the hotels. As of December 31, 1998 and December 31, 1997, Boykin had $156,000 and $91,750, respectively, outstanding against the credit facility.

    The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. The company is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 1998 and December 31, 1997.

6.  TERM NOTE PAYABLE:

    On May 22, 1998, OLP entered into a $130,000 term loan agreement. The loan expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at December 31, 1998.

    Maturities of long term debt at December 31, 1998 are as follows:

1999..............................................................  $      --
2000..............................................................        992
2001..............................................................      2,090
2002..............................................................      2,239
2003..............................................................      2,399
2004 and thereafter...............................................    122,280
                                                                    ---------
                                                                    $ 130,000
                                                                    ---------
                                                                    ---------

                             BOYKIN LODGING COMPANY

7.  DESCRIPTION OF CAPITAL SHARES:

  COMMON SHARES

    Holders of Boykin's common shares are entitled to receive dividends, as and if declared by the Board of Directors, out of funds legally available therefor. The holders of common shares, upon any liquidation, dissolution or winding-up of Boykin, are entitled to share ratably in any assets remaining after payment in full of all liabilities of Boykin and all preferences of the holders of any outstanding preferred shares. The common shares possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of common shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

  PREFERRED SHARES

    The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. An aggregate of ten million preferred shares are authorized. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. No preferred shares had been issued or were outstanding as of December 31, 1998 and 1997.

8.  LIMITED PARTNERSHIP INTERESTS:

    Pursuant to the Partnership Agreement, the limited partners of the Partnership have exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at Boykin Lodging's election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares initially issuable to the limited partners upon exercise of the exchange rights was 1,378,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin Lodging.

    During 1998 and 1997, the Partnership purchased 40,976 and 45,910, respectively, of its outstanding limited partnership units for aggregate cash consideration of $967 and $1,074, respectively. The excess of the aggregate purchase price paid over the capital account balances of the units purchased was $562 and $610, respectively and was recorded as additional investment in hotel properties.

    As a result of the purchases of limited partnership units and the use of proceeds from the issuances of common shares discussed in Note 1 to purchase additional general partnership units, offset by the redemption of general partnership units in conjunction with the repurchase of 114,500 common shares in 1998, Boykin's general partnership interest in the Partnership increased to 92.1% as of December 31, 1998 from 85.0% as of December 31, 1997.

9.  EXTRAORDINARY ITEM:

    In June 1998, in connection with obtaining the new unsecured credit facility discussed in Note 5, Boykin wrote off existing deferred financing costs under the former secured facility totaling $1,138. These charges, net of $110 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1998.

                             BOYKIN LODGING COMPANY

    In connection with obtaining an increased credit facility in 1997 and retiring certain assumed mortgage indebtedness, Boykin wrote off existing deferred financing costs totaling $882. These charges, net of $172 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for 1997.

    In acquiring the Initial Hotels in 1996, an extraordinary loss of $4,908 was incurred which consisted of prepayment penalties of $5,821 and the write off of deferred financing costs of $57, net of $970 of minority interest. This loss was incurred from retirement of the underlying mortgage indebtedness of the hotels. The debt was retired from the proceeds from the sale of the general partnership interest to Boykin Lodging and from the proceeds from the intercompany convertible note.

10. PERCENTAGE LEASE AGREEMENTS:

    The percentage leases have noncancelable remaining terms ranging from two to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (CPI). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenues were $69,747, $37,884 and $3,258, respectively, for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, of which approximately $18,746, $12,303 and $306, respectively, was in excess of minimum rent.

    Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 1999 to 2003 and in total thereafter are as follows:

                                          RELATED
                                           PARTY       OTHER
                                          LESSEES     LESSEES     TOTALS
                                         ----------  ---------  ----------
1999...................................  $   49,261  $   9,076  $   58,337
2000...................................      49,261      9,076      58,337
2001...................................      42,960      9,076      52,036
2002...................................      36,055      7,677      43,732
2003...................................      11,439      5,884      17,323
Thereafter.............................      26,409     23,067      49,476
                                         ----------  ---------  ----------
                                         $  215,385  $  63,856  $  279,241
                                         ----------  ---------  ----------
                                         ----------  ---------  ----------

11. SHARE COMPENSATION PLANS:

    Boykin has a Long-Term Incentive Plan (LTIP) which provides for the granting to eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. Boykin has reserved 1,000,000 common shares for issuance under the LTIP.

                             BOYKIN LODGING COMPANY

  OPTION PLAN

    The following table summarizes information related to share option grant and exercise activity in 1998, 1997 and 1996:

                                        OPTIONS GRANTED TO
                                    --------------------------
                                     OFFICERS                   WEIGHTED AVERAGE                 EXERCISED
                                        AND      NON-EMPLOYEE     FAIR VALUE OF      OPTIONS     PRICE PER
YEAR                                 EMPLOYEES     DIRECTORS     OPTIONS GRANTED    EXERCISED      SHARE
----------------------------------  -----------  -------------  -----------------  -----------  -----------
1998..............................     340,483        30,000        $    2.10           5,000    $   20.00
1997..............................     148,500        30,000        $    2.54           5,000    $   20.00
1996..............................     400,000        25,000        $    1.59              --           --

    As of December 31, 1998 and 1997, the following information related to outstanding options was as follows:

                                             TOTAL OPTIONS                    EXERCISABLE OPTIONS
                              -------------------------------------------  --------------------------
                                             WEIGHTED        WEIGHTED                     WEIGHTED
                                              AVERAGE         AVERAGE                      AVERAGE
                                             PER SHARE       REMAINING                    PER SHARE
                                OPTIONS      EXERCISE       CONTRACTUAL      OPTIONS      EXERCISE
YEAR                          OUTSTANDING      PRICE           LIFE        OUTSTANDING      PRICE
----------------------------  -----------  -------------  ---------------  -----------  -------------
1998........................     963,983     $   20.53    8.8 years           385,343     $   21.23
1997........................     598,500     $   21.17    9.1 years           161,666     $   20.36

    Options vest over various periods ranging from one to nine years from the date of grant. The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of Boykin's common shares on the grant date.

    Boykin has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin Lodging had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income and earnings per share would have been changed to the pro forma amounts indicated below.

                                                         YEAR ENDED           PERIOD ENDED
                                                     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                    --------------------  --------------------
                                                       AS         PRO        AS         PRO
                                                    REPORTED     FORMA    REPORTED     FORMA
                                                    ---------  ---------  ---------  ---------
Net income........................................  $  19,004  $  18,225  $  14,342  $  13,845
Earnings per share:
  Basic...........................................  $    1.25  $    1.19  $    1.51  $    1.46
  Diluted.........................................  $    1.25  $    1.19  $    1.49  $    1.44

                             BOYKIN LODGING COMPANY

The fair value of employee share options used to compute the pro forma amounts of net income and basic earnings per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           OPTIONS ISSUED IN:
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Dividend yield.........................................       9.50%       6.50%
Expected volatility....................................      19.03%       18.2%
Risk-free interest rate................................       5.39%       6.16%
Expected holding period................................   6.6 years   5.4 years

12. EMPLOYEE BENEFIT PLAN:

    Effective January 1, 1997, Boykin adopted the Boykin Lodging Company Money Purchase Pension Plan, a defined contribution plan which was established to provide retirement benefits to eligible employees. Boykin's contributions for the years ended December 31, 1998 and 1997 totaled $140 and $127, respectively.

13. COMMITMENTS:

    In general, the percentage leases require Boykin Lodging to establish reserves for capital expenditures. Boykin Lodging intends to use the capital expenditures reserve for the replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures although it may make other uses of the amounts in the fund that it considers appropriate from time to time.

    Two of the hotels owned by Boykin and land related to another hotel are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other two leases are adjusted for increases in CPI every ten years. Rental expense charged to operations related to these leases for the years ended December 31, 1998 and 1997 was $832 and $830, respectively. Rent expense for the period ended December 31, 1996 was $108.

    Under the terms of the Red Lion merger agreement, Boykin committed to spend $10,000 over a two-year period in capital renovations at some of the hotels in that portfolio. Boykin plans on spending a total of $20,000 during this period of which approximately $10,000 will be funded through hotel capital expenditure reserves based on a percentage of hotel revenues. The remainder will be funded from Boykin's operations and borrowings under its credit facility.

    The DoubleTree Kansas City purchased by Boykin K.C. in November 1997 underwent a substantial renovation which was completed in April 1997. The renovation was funded, in part, with $15,110 of proceeds from tax increment financing bonds issued by the Redevelopment Authority of Kansas City, Missouri. Debt service on the bonds is to be funded entirely by sales taxes, payroll taxes, real estate taxes, hotel taxes and other specified taxes and net revenues generated by the hotel. However, if the specified taxes generated by the hotel are insufficient to satisfy the debt service requirements of the bonds, Boykin K.C. could be obligated to fund such shortfall. In the opinion of management of Boykin, it is unlikely that Boykin K.C. will have to fund any debt service on the bonds.

    Boykin's joint venture partner in Shawan has the right, commencing in July 1999, subject to certain performance criteria, to sell one-half of their respective interests in this joint venture to Boykin at fair market value, with Boykin retaining the option to fund the purchase price with cash or through the issuance of common shares.

                             BOYKIN LODGING COMPANY

14. RELATED PARTY TRANSACTIONS:

    The Chairman, President and Chief Executive Officer of Boykin Lodging is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin's percentage lease revenue through December 31, 1998 and 1997. At December 31, 1998 and 1997, Boykin had rent receivable of $4,748 and $897, respectively, due from related party lessees.

    Boykin Lodging paid Spectrum Design Services $672 for design services in 1998. Of this total, $290 was for design services, $285 represented purchasing services and $97 was reimbursement of expenses incurred while performing services for the hotels during 1998.

    At December 31, 1998 and 1997, Boykin had a payable to related party lessees of $2,971 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Lodging.

    In September 1997, BMC purchased 20,000 common shares of Boykin for cash consideration of $491. Boykin utilized the proceeds to purchase 20,000 additional general partner units in the Partnership.

    The Initial Hotels were acquired by the Partnership from entities in which certain officers of Boykin and their affiliates had substantial ownership interests. These officers and their affiliates received 1,222,143 limited partnership units in exchange for their interests in the hotel properties.

15. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

    In 1998, Boykin issued 3,109,606 common shares, valued at $80,333, as partial consideration for the acquisition of OLP. Approximately $8,618 of dividends and partnership distributions were declared but were not paid as of December 31, 1998.

    In 1997, the Partnership assumed $10,338 of existing debt which was immediately retired after closing of an acquisition. Approximately $4,893 of dividends and Partnership distributions which were declared but were not paid as of December 31, 1997.

    In 1996, in connection with the IPO, approximately $64,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $140,000 of debt. Approximately $3,091 of dividends and Partnership distributions were declared but were not paid as of December 31, 1996.

    Interest paid during the years ended December 31, 1998, and 1997, and the period ended December 31, 1996 was and $12,763, $2,059, and $25, respectively.

16. SUBSEQUENT EVENT:

    On February 1, 1999, Boykin formed a joint venture with AEW Partners III, L.P. (AEW), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. AEW will provide $50,000 of equity capital for the joint venture, and Boykin will provide approximately $17,000 and serve as the operating partner of the joint venture.

    Boykin and AEW plan to use the joint venture to take advantage of acquisition opportunities in the lodging industry. The joint venture agreement contains provisions for AEW and Boykin to double their respective capital commitments under certain circumstances. In addition, as part of the transition, Boykin will receive incentive returns based on the performance of acquired assets as well as other compensation as a result of the joint venture's activities.

    After the end of the two-year investment period, AEW has the option to convert its capital invested in the joint venture into Boykin convertible preferred shares. Pursuant to the venture agreements, AEW also

                             BOYKIN LODGING COMPANY
purchased a warrant for $500. The warrant gives AEW the right to buy up to $20,000 of Boykin's preferred or common (at Boykin's election) shares for $16.48 a share. The warrant is exercisable after the two year investment period, and expires one year after it becomes exercisable. The amount of the warrant will be reduced and eliminated under the terms of the agreement on a dollar for dollar basis as the last $20,000 of AEW's $50,000 capital is invested. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and have a minimum cumulative annual dividend equivalent to $1.88 per common share, Boykin's current common share dividend.

17. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

    Pro forma financial information is presented as if the following significant transactions had been consummated as of January 1, 1997:

    - the share offering of 4,500,000 common shares in February 1998;

    - the issuance of 3,109,606 common shares in May 1998 related to the Red Lion merger;

    - the acquisitions of properties by Boykin in 1997 and 1998;

    - Boykin's common share repurchase of 114,500 shares in 1998;

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1998       1997
                                                                                    ---------  ---------
Lease revenue.....................................................................  $  83,000  $  81,070
Interest revenue..................................................................        360         --
                                                                                    ---------  ---------
Total revenues....................................................................     83,360     81,070
Real estate related depreciation and amortization.................................     26,256     26,270
Real estate and personal property taxes, insurance and ground rent................      9,807     10,240
General and administrative........................................................      3,745      2,404
Interest expense..................................................................     19,710     17,685
Amortization of deferred financing costs..........................................        652        607
                                                                                    ---------  ---------
                                                                                       60,170     57,206
Income before minority interest and extraordinary item............................     23,190     23,864
Minority interest.................................................................     (2,079)    (1,752)
                                                                                    ---------  ---------
Income before extraordinary item..................................................  $  21,111  $  22,122
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Income per share before extraordinary item:
  Basic...........................................................................  $    1.24  $    1.30
  Diluted.........................................................................  $    1.24  $    1.29

    The operations of the Kansas City and Daytona hotels are excluded from the 1997 pro forma results as these hotels were closed for renovations during portions of the year.

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

    Boykin Lodging's unaudited consolidated quarterly operating data for the year ended December 31, 1998 and 1997 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

                             BOYKIN LODGING COMPANY

    In May 1998, the Emerging Issues Task Force (EITF) issued EITF 98-9, "Accounting for Contingent Rent in Interim Periods." EITF 98-9 provided that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. Boykin elected to adopt the provisions of EITF 98-9 in the third quarter of 1998, retroactive to January 1, 1998, and restated its financial results for the first and second quarters of 1998. In November 1998, the EITF rescinded its previous ruling, allowing Boykin to revert back to its previous revenue recognition policies before adopting EITF 98-9. Therefore, the following quarterly information for 1998 has been restated from that previously reported on Forms 10-Q/A to reflect Boykin's decision to recognize percentage rent revenue in accordance with the terms of its percentage lease agreements rather than pursuant to the requirements of the rescinded EITF 98-9.

                                                                           FOR THE 1998 QUARTER ENDED
                                                              -----------------------------------------------------
                                                              (RESTATED)   (RESTATED)    (RESTATED)
                                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                              -----------  -----------  -------------  ------------
Total revenues..............................................   $  10,914    $  17,492     $  23,266     $   18,450
Income before extraordinary item............................       3,649        5,858         7,215          3,420
Net income..................................................       3,649        4,720         7,215          3,420
Earnings per share:
  Income before extraordinary item --
    Basic...................................................         .32          .38           .42            .20
    Diluted.................................................         .32          .38           .42            .20
  Net income --
    Basic...................................................         .32          .31           .42            .20
    Diluted.................................................         .32          .31           .42            .20
Weighted average number of common shares outstanding:
  Basic.....................................................      11,342       15,412        17,125         17,044
  Diluted...................................................      11,447       15,436        17,125         17,044

                                                                              FOR THE 1997 QUARTER ENDED
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                -----------  -----------  -------------  -------------
Total revenues................................................   $   7,439    $   9,728     $  12,036      $   9,063
Income before extraordinary item..............................       3,381        4,373         5,373          2,097
Net income....................................................       3,381        4,373         5,232          1,356
Earnings per share:
  Income before extraordinary item --
    Basic.....................................................         .36          .46           .56            .22
    Diluted...................................................         .35          .46           .56            .22
  Net income --
    Basic.....................................................         .36          .46           .55            .14
    Diluted...................................................         .35          .46           .55            .14
Weighted average number of common shares outstanding:
  Basic.......................................................       9,516        9,516         9,522          9,537
  Diluted.....................................................       9,575        9,553         9,596          9,651

                             BOYKIN LODGING COMPANY
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                                             GROSS AMOUNTS AT WHICH
                                                                                       SUBSEQUENT TO          CARRIED AT CLOSE OF
                                                              INITIAL COST              ACQUISITION                  PERIOD
                                                        ------------------------  ------------------------  ------------------------
                                                                   BUILDINGS AND             BUILDING AND              BUILDINGS AND
DESCRIPTION                             ENCUMBRANCES      LAND     IMPROVEMENTS     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
-------------------------------------  ---------------  ---------  -------------  ---------  -------------  ---------  -------------
Corporate Offices
  Cleveland, Ohio....................     $      --     $      --    $      --    $      --    $      34    $      --    $      34
Berkeley Marina Radisson
  Berkeley, California...............            --            --       10,807           --        4,932           --       15,739
Buffalo Marriott
  Buffalo, New York..................            --         1,164       15,174           --          497        1,164       15,671
Cleveland Airport Marriott
  Cleveland, Ohio....................            --         1,175       11,441           --        5,509        1,175       16,950
Cleveland Marriott East
  Beachwood, Ohio....................            --         1,918       19,514           --        1,322        1,918       20,836
Columbus North Marriott
  Columbus, Ohio.....................            --         1,635       12,873            3          754        1,638       13,627
Melbourne Quality Suites
  Melbourne, Florida.................            --         3,092        7,819           --          516        3,092        8,335
Radisson Inn Sanibel Gateway
  Ft. Myers, Florida.................            --           718        2,686           --          258          718        2,944
Lake Norman Hampton Inn
  Charlotte, North Carolina..........            --           490        4,131           --          559          490        4,690
Lake Norman Holiday Inn
  Charlotte, North Carolina..........            --           700        4,435           --          855          700        5,290
Holiday Inn Crabtree
  Raleigh, North Carolina............            --           725        6,542           --        3,366          725        9,908
Melbourne Hilton Oceanfront
  Melbourne, Florida.................            --           852        7,699           --          342          852        8,041
Daytona Beach Radisson Resort
  Daytona, Florida...................            --           386        3,470           --        6,907          386       10,377
French Lick Springs Resort
  French Lick, Indiana...............            --         2,000       16,000           --        1,817        2,000       17,817
Holiday Inn Minneapolis West
  Minneapolis, Minnesota.............            --         1,000       10,604           --          340        1,000       10,944
Marriott's Hunt Valley Inn
  Baltimore, Maryland................            --         2,890       21,575           --          555        2,890       22,130
Hampton Inn San Diego Airport/Sea
  World
  San Diego, California..............            --         1,000        7,400           --          157        1,000        7,557
DoubleTree Kansas City
  Kansas City, Missouri..............            --         1,500       20,958           --           53        1,500       21,011
Knoxville Hilton
  Knoxville, Tennessee...............            --         1,500        8,132           --          113        1,500        8,245
High Point Radisson
  High Point, North Carolina.........            --           450       25,057           --           87          450       25,144
Radisson Hotel Mt. Laurel
  Mt. Laurel, New Jersey.............            --         2,000       19,697           --           11        2,000       19,708


                                                       ACCUMULATED
                                                      DEPRECIATION       NET BOOK VALUE
                                                      BUILDINGS AND    LAND AND BUILDING      DATE OF        DATE OF
DESCRIPTION                            TOTAL(B)(C)   IMPROVEMENTS(D)    AND IMPROVEMENTS   CONSTRUCTION    ACQUISITION
-------------------------------------  -----------  -----------------  ------------------  -------------  -------------
Corporate Offices
  Cleveland, Ohio....................   $      34       $       3          $       31                            1998
Berkeley Marina Radisson
  Berkeley, California...............      15,739           1,302              14,437             1972           1996
Buffalo Marriott
  Buffalo, New York..................      16,835           1,988              14,847             1981           1996
Cleveland Airport Marriott
  Cleveland, Ohio....................      18,125           2,109              16,016             1970           1996
Cleveland Marriott East
  Beachwood, Ohio....................      22,754           2,460              20,294             1977           1996
Columbus North Marriott
  Columbus, Ohio.....................      15,265           1,779              13,486             1981           1996
Melbourne Quality Suites
  Melbourne, Florida.................      11,427             840              10,587             1986           1996
Radisson Inn Sanibel Gateway
  Ft. Myers, Florida.................       3,662             209               3,453             1986           1996
Lake Norman Hampton Inn
  Charlotte, North Carolina..........       5,180             439               4,741             1991           1996
Lake Norman Holiday Inn
  Charlotte, North Carolina..........       5,990             550               5,440             1987           1996
Holiday Inn Crabtree
  Raleigh, North Carolina............      10,633             531              10,102             1974           1997
Melbourne Hilton Oceanfront
  Melbourne, Florida.................       8,893             528               8,365             1986           1997
Daytona Beach Radisson Resort
  Daytona, Florida...................      10,763             656              10,107             1974           1997
French Lick Springs Resort
  French Lick, Indiana...............      19,817           1,440              18,377             1903           1997
Holiday Inn Minneapolis West
  Minneapolis, Minnesota.............      11,944             699              11,245             1986           1997
Marriott's Hunt Valley Inn
  Baltimore, Maryland................      25,020           1,450              23,570             1971           1997
Hampton Inn San Diego Airport/Sea
  World
  San Diego, California..............       8,557             392               8,165             1989           1997
DoubleTree Kansas City
  Kansas City, Missouri..............      22,511           1,134              21,377             1969           1997
Knoxville Hilton
  Knoxville, Tennessee...............       9,745             373               9,372             1981           1998
High Point Radisson
  High Point, North Carolina.........      25,594             816              24,778             1982           1998
Radisson Hotel Mt. Laurel
  Mt. Laurel, New Jersey.............      21,708             516              21,192             1975           1998


                                         LIFE ON WHICH
                                        DEPRECIATION IN
                                       INCOME STATEMENT
DESCRIPTION                              IS COMPLETED
-------------------------------------  -----------------
Corporate Offices
  Cleveland, Ohio....................       10 years
Berkeley Marina Radisson
  Berkeley, California...............       20 years
Buffalo Marriott
  Buffalo, New York..................       25 years
Cleveland Airport Marriott
  Cleveland, Ohio....................       20 years
Cleveland Marriott East
  Beachwood, Ohio....................       25 years
Columbus North Marriott
  Columbus, Ohio.....................       25 years
Melbourne Quality Suites
  Melbourne, Florida.................       30 years
Radisson Inn Sanibel Gateway
  Ft. Myers, Florida.................       30 years
Lake Norman Hampton Inn
  Charlotte, North Carolina..........       30 years
Lake Norman Holiday Inn
  Charlotte, North Carolina..........       30 years
Holiday Inn Crabtree
  Raleigh, North Carolina............       30 years
Melbourne Hilton Oceanfront
  Melbourne, Florida.................       30 years
Daytona Beach Radisson Resort
  Daytona, Florida...................       40 years
French Lick Springs Resort
  French Lick, Indiana...............       40 years
Holiday Inn Minneapolis West
  Minneapolis, Minnesota.............       30 years
Marriott's Hunt Valley Inn
  Baltimore, Maryland................       30 years
Hampton Inn San Diego Airport/Sea
  World
  San Diego, California..............       30 years
DoubleTree Kansas City
  Kansas City, Missouri..............       30 years
Knoxville Hilton
  Knoxville, Tennessee...............       30 years
High Point Radisson
  High Point, North Carolina.........       30 years
Radisson Hotel Mt. Laurel
  Mt. Laurel, New Jersey.............       30 years

                             BOYKIN LODGING COMPANY
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                      AS OF DECEMBER 31, 1998 -- CONTINUED
                                 (IN THOUSANDS)

                                                                                                                GROSS
                                                                                                               AMOUNTS
                                                                                                              AT WHICH
                                                                                      COSTS CAPITALIZED        CARRIED
                                                                                                              AT CLOSE
                                                              INITIAL COST        SUBSEQUENT TO ACQUISITION   OF PERIOD
                                                        ------------------------  --------------------------  ---------
                                                                   BUILDINGS AND               BUILDING AND
DESCRIPTION                             ENCUMBRANCES      LAND     IMPROVEMENTS      LAND      IMPROVEMENTS     LAND
-------------------------------------  ---------------  ---------  -------------     -----     -------------  ---------
Pink Shell Beach Resort
  Ft. Myers, Florida.................            --         6,000       13,445            --           446        6,000
DoubleTree Sacramento
  Sacramento, California.............         --(a)         4,400       41,884            --           187        4,400
DoubleTree Colorado Springs
  Colorado Springs, Colorado.........         --(a)         3,340       31,296            --            51        3,340
DoubleTree Boise
  Boise, Idaho.......................         --(a)         2,470       23,998            --            32        2,470
DoubleTree Omaha
  Omaha, Nebraska....................         --(a)         1,100       19,690            --            78        1,100
DoubleTree Springfield
  Springfield, Oregon................         --(a)         2,160        6,050            --            14        2,160
DoubleTree Portland Lloyd Center
  Portland, Oregon...................         --(a)         3,900       61,633            --             8        3,900
DoubleTree Portland Downtown
  Portland, Oregon...................         --(a)         1,800       21,034            --           155        1,800
DoubleTree Bellevue
  Bellevue, Washington...............         --(a)         2,400       13,730            --             7        2,400
DoubleTree Spokane Valley
  Spokane, Washington................         --(a)         1,630        6,693            --           525        1,630
DoubleTree Yakima Valley
  Yakima, Washington.................         --(a)         1,140        6,188            --            23        1,140
                                                        ---------  -------------       -----   -------------  ---------
Total................................                   $  55,535    $ 481,655     $       3     $  30,510    $  55,538
                                                        ---------  -------------       -----   -------------  ---------
                                                        ---------  -------------       -----   -------------  ---------


                                                                      ACCUMULATED
                                                                     DEPRECIATION       NET BOOK VALUE
                                       BUILDINGS AND                 BUILDINGS AND    LAND AND BUILDING      DATE OF
DESCRIPTION                            IMPROVEMENTS   TOTAL(B)(C)   IMPROVEMENTS(D)    AND IMPROVEMENTS   CONSTRUCTION
-------------------------------------  -------------  -----------  -----------------  ------------------  -------------
Pink Shell Beach Resort
  Ft. Myers, Florida.................       13,891        19,891             312              19,579             1989
DoubleTree Sacramento
  Sacramento, California.............       42,071        46,471           1,027              45,444             1974
DoubleTree Colorado Springs
  Colorado Springs, Colorado.........       31,347        34,687             788              33,899             1986
DoubleTree Boise
  Boise, Idaho.......................       24,030        26,500             629              25,871             1968
DoubleTree Omaha
  Omaha, Nebraska....................       19,768        20,868             493              20,375          1970/81
DoubleTree Springfield
  Springfield, Oregon................        6,064         8,224             278               7,946             1973
DoubleTree Portland Lloyd Center
  Portland, Oregon...................       61,641        65,541           1,481              64,060          1964/81
DoubleTree Portland Downtown
  Portland, Oregon...................       21,189        22,989             552              22,437             1972
DoubleTree Bellevue
  Bellevue, Washington...............       13,737        16,137             387              15,750             1981
DoubleTree Spokane Valley
  Spokane, Washington................        7,218         8,848             292               8,556             1969
DoubleTree Yakima Valley
  Yakima, Washington.................        6,211         7,351             183               7,168             1968
                                       -------------  -----------        -------            --------
Total................................    $ 512,165     $ 567,703       $  26,636          $  541,067
                                       -------------  -----------        -------            --------
                                       -------------  -----------        -------            --------


                                                        LIFE ON WHICH
                                                       DEPRECIATION IN
                                          DATE OF     INCOME STATEMENT
DESCRIPTION                             ACQUISITION     IS COMPLETED
-------------------------------------  -------------  -----------------
Pink Shell Beach Resort
  Ft. Myers, Florida.................         1998         30 years
DoubleTree Sacramento
  Sacramento, California.............         1998         30 years
DoubleTree Colorado Springs
  Colorado Springs, Colorado.........         1998         30 years
DoubleTree Boise
  Boise, Idaho.......................         1998         30 years
DoubleTree Omaha
  Omaha, Nebraska....................         1998         30 years
DoubleTree Springfield
  Springfield, Oregon................         1998         30 years
DoubleTree Portland Lloyd Center
  Portland, Oregon...................         1998         30 years
DoubleTree Portland Downtown
  Portland, Oregon...................         1998         30 years
DoubleTree Bellevue
  Bellevue, Washington...............         1998         30 years
DoubleTree Spokane Valley
  Spokane, Washington................         1998         30 years
DoubleTree Yakima Valley
  Yakima, Washington.................         1998         30 years

Total................................


--------------------

(a)  These hotels are collateral for the term note payable.

(b) Aggregate cost for federal income tax reporting purposes at December 31, 1998 is as follows:

Land..........................................................................  $  50,391
Buildings and improvements....................................................    502,329
                                                                                ---------
                                                                                $ 552,720
                                                                                ---------
                                                                                ---------

(c)  Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 1997...............................................  $ 207,663
Acquisitions..................................................................    332,817
Improvements and other additions..............................................     27,223
                                                                                ---------
Balance as of December 31, 1998...............................................  $ 567,703
                                                                                ---------
                                                                                ---------

(d)  Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 1997..................................................  $   5,396
Depreciation expense..........................................................     21,240
                                                                                ---------
Balance at December 31, 1998..................................................  $  26,636
                                                                                ---------
                                                                                ---------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boykin Lodging Company:

    We have audited the accompanying combined statements of operations, partners' deficit and cash flows of the Initial Hotels, as defined in Note 1 to the combined financial statements, for the period January 1, 1996 through November 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of the Initial Hotels for the period January 1, 1996 through November 3, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 25, 1997.

                                 INITIAL HOTELS

                        COMBINED STATEMENT OF OPERATIONS

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996

                             (AMOUNTS IN THOUSANDS)

Revenues from hotel operations:
  Room revenue.....................................................................  $  51,627
  Food and beverage revenue........................................................     20,062
  Other revenue....................................................................      4,148
                                                                                     ---------
    Total revenues.................................................................     75,837
                                                                                     ---------
Expenses:
  Departmental expenses --
    Rooms..........................................................................     11,683
    Food and beverage..............................................................     14,613
    Other..........................................................................      2,124
  General and administrative.......................................................      6,574
  Advertising and promotion........................................................      3,027
  Utilities........................................................................      3,039
  Management fees to related party.................................................      3,366
  Franchisor royalties and other charges...........................................      4,081
  Repairs and maintenance..........................................................      3,468
  Real estate and personal property taxes, insurance and rent......................      3,228
  Interest expense.................................................................     12,802
  Interest expense on partner advances.............................................        628
  Depreciation and amortization....................................................      6,308
  Unallocated business interruption insurance expense..............................        118
  Gain on property insurance recovery..............................................        (32)
  Other............................................................................        274
                                                                                     ---------
    Total expenses.................................................................     75,301
                                                                                     ---------
    Income before extraordinary item...............................................        536
Extraordinary loss on early extinguishment of debt.................................     (1,315)
                                                                                     ---------
Net loss...........................................................................  $    (779)
                                                                                     ---------
                                                                                     ---------

            The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS

                    COMBINED STATEMENT OF PARTNERS' DEFICIT

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                                           NET
                                                                                                         COMBINED
                                                                                                        PARTNERS'
                                                                                                        (DEFICIT)
                                                                                                        ----------
BALANCE, DECEMBER 31, 1995............................................................................  $  (56,260)
  Net loss............................................................................................        (779)
  Capital contributions...............................................................................       1,638
  Cash distributions..................................................................................      (2,029)
  Net loss of Pacific Ohio Partners for the period October 1, 1995 to December 31, 1995 excluded from
    these statements..................................................................................         (69)
                                                                                                        ----------
BALANCE, NOVEMBER 3, 1996.............................................................................  $  (57,499)
                                                                                                        ----------
                                                                                                        ----------

            The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS

                        COMBINED STATEMENT OF CASH FLOWS

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996

                             (AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
  Net loss........................................................................  $    (779)
  Adjustments to reconcile net loss to net cash provided by operating activities
    --
    Net loss of Pacific Ohio Partners for the period October 1, 1995 to December
     31, 1995, excluded from the combined statement of operations.................        (69)
    Depreciation and amortization expense.........................................      8,897
    Deferred interest expense on partner advances.................................        628
    Extraordinary loss on early extinguishment of debt............................      1,315
    Payments for franchise fees and other deferred costs..........................       (156)
    Changes in assets and liabilities --
      Receivables.................................................................     (1,824)
      Inventories, prepaids and other assets......................................       (269)
      Cash held in escrow.........................................................        237
      Accounts payable, accrued expenses and other liabilities....................        334
                                                                                    ---------
        Net cash provided by operating activities.................................      8,314
                                                                                    ---------
Cash flows from investing activities:
  Improvements and additions to hotel properties, net.............................     (3,061)
  Acquisitions of hotels..........................................................     (9,721)
  Property insurance proceeds received, net.......................................        320
                                                                                    ---------
        Net cash used for investing activities....................................    (12,462)
                                                                                    ---------
Cash flows from financing activities:
  Principal payments on mortgage notes payable....................................    (43,417)
  Proceeds from refinancing and new borrowings of mortgage debt...................     51,173
  Payment of debt prepayment premium and debt issuance costs......................       (424)
  Payments on advances from partners..............................................       (400)
  Capital contributions...........................................................      1,638
  Cash distributions paid.........................................................     (2,029)
                                                                                    ---------
        Net cash provided by financing activities.................................      6,541
                                                                                    ---------
Net change in cash and cash equivalents...........................................      2,393
Cash and cash equivalents at beginning of period..................................      2,909
                                                                                    ---------
Cash and cash equivalents at end of period........................................  $   5,302
                                                                                    ---------
                                                                                    ---------
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest......................................  $  10,088
Supplemental schedule of noncash investing and financing activities:
    Prepayment penalty financed with additional borrowing.........................  $   1,246

            The accompanying notes to combined financial statements
                are an integral part of this combined statement.

                                 INITIAL HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                             AS OF NOVEMBER 3, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

  ORGANIZATION

    The Initial Hotels consist of the following hotels:

                                                                                      NUMBER OF
PROPERTY NAME                                                    LOCATION               ROOMS
-------------------------------------------------------  -------------------------  -------------
Berkeley Marina Marriott...............................  Berkeley, California               373
Buffalo Marriott.......................................  Buffalo, New York                  356
Cleveland Airport Marriott.............................  Cleveland, Ohio                    375
Cleveland Marriott East................................  Beachwood, Ohio                    403
Columbus Marriott North................................  Columbus, Ohio                     300
Melbourne Quality Suites Inn...........................  Melbourne, Florida                 208
Radisson Inn Sanibel Gateway...........................  Ft. Myers, Florida                 157
Hampton Inn............................................  Charlotte, N. Carolina             117
Holiday Inn............................................  Charlotte, N. Carolina             119

    Boykin Management Company (former BMC) was involved in the development of each of the above hotels except the Hampton Inn and Holiday Inn and has managed all of the Initial Hotels excluding the Hampton Inn and Holiday Inn since their respective inceptions. The hotels were owned by partnerships (Boykin Partnerships) in which the shareholders of The Boykin Company (TBC), former BMC's parent company, and certain officers and employees of former BMC (collectively, BMC Affiliates) had significant direct and indirect ownership interests.

    As of November 3, 1996, the Initial Hotels were owned as follows:

                                                                                 PARTNERSHIP INTEREST
                                                                              --------------------------
                                                                                   BMC          THIRD
                                                                               AFFILIATES       PARTY
                                                                              -------------     -----
Berkeley Marina Associates, L.P. (BMLP).....................................          100%            0%
Buffalo Hotel Joint Venture (BHJV)..........................................           50%           50%
Pacific Ohio Partners (POP).................................................          100%            0%
Beachwood Hotel Joint Venture (Beachwood)...................................           35%           65%
Columbus Hotel Joint Venture (CHJV).........................................           50%           50%
Melbourne Oceanfront Hotel Associates (MOHA)................................          100%            0%
Fort Myers Hotel Partnership (FMHP).........................................          100%            0%
B.B.G., I, L.L.C. (BBG).....................................................           46%           54%

    Boykin Lodging Company is an Ohio corporation which has been established to acquire equity interests in hotel properties.

    In November 1996, Boykin Lodging Company completed its initial public offering (IPO) issuing a total of 9,516,250 common shares, including exercise of the underwriters' over-allotment option. Boykin contributed all of the net proceeds of the IPO to Boykin Hotel Properties, L.P., an Ohio limited partnership (the Partnership) in exchange for an approximate 84.5% general partnership interest and a

                                 INITIAL HOTELS

$40 million convertible note. Boykin is taxed as a real estate investment trust pursuant to Sections 856 -- 860 of the Internal Revenue Code.

    The partners of the Boykin Partnerships contributed their respective partnership interests to the Partnership in exchange for cash and partnership interests. The Partnership used a portion of the proceeds from the sale of the general partnership interest and the note to Boykin to retire mortgage indebtedness encumbering the Initial Hotels. All of the Initial Hotels are leased to Boykin Management Company Limited Liability Company (BMC) pursuant to operating leases which contain provisions for rent based on the revenues of the Initial Hotels. BMC is an affiliate of TBC.

  BASIS OF PRESENTATION

    Management believes that these combined financial statements result in a more meaningful presentation of the Initial Hotel businesses acquired by the Partnership and thus appropriately reflect the results of operations of the predecessor of Boykin Lodging Company. All significant intercompany transactions have been eliminated.

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

  DEPRECIATION AND AMORTIZATION

    Depreciation and amortization on hotel properties is computed using primarily the straight-line method based upon the following estimated useful lives:

Buildings and improvements........................   7-40 years
Furniture and equipment...........................   3-20 years

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

  ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 INITIAL HOTELS

  EXTRAORDINARY ITEM

    The refinancing and concurrent payment of a prepayment penalty on the extinguishment of the BHJV note resulted in an extraordinary loss of $1,315 for the period ended November 3, 1996.

3.  ACQUISITION:

    On February 8, 1996, BBG acquired the Holiday Inn and Hampton Inn from Norman Associates and Norman Associates II in exchange for aggregate cash consideration of $9,721. The acquisition was accounted for as a purchase and, accordingly, the operating results of these hotels have been included in the accompanying combined financial statements commencing February 8, 1996.

4.  MORTGAGE NOTES PAYABLE:

    The Initial Hotels had mortgage notes payable with interest rates ranging from 8.54% to 13.25%. Certain of the notes required the payment of additional interest upon maturity or repayment in full. The additional interest was charged to interest expense utilizing the effective interest rate method over the contractual term of the notes and was $1,383 for the period ended November 3, 1996. All of the mortgage notes payable were paid off with a portion of the proceeds from the IPO.

5.  RELATED PARTY TRANSACTIONS:

    A substantial portion of the Initial Hotels' management and accounting functions were performed by former BMC, for a fee computed as specified in each hotel's management agreement. The base management fee is based on percentages of hotel revenues of 3% or 3.5% except for the Holiday Inn and Hampton Inn for which the fees were calculated as 5% of hotel revenues. In addition, if specified operating results are achieved, an incentive fee was due to former BMC. The management agreements with former BMC expired at various dates through September 30, 2010.

    BBG paid a 1% asset management fee to an affiliate of its third-party owner.

    The Initial Hotels incurred interest expense totaling $628 for the period ended November 3, 1996 related to advances and accrued interest on advances from partners used to complete construction and to fund operations. Interest bore at a rate of 10% per annum.

6.  COMMITMENTS AND CONTINGENCIES:

  CLAIMS AND LEGAL MATTERS

    Some of the hotels are involved in claims and legal matters incidental to their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the results of operations of the hotels.

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

                                 INITIAL HOTELS

  OTHER

    The land on which the Berkeley Marina Marriott is located is leased under an operating lease agreement expiring in 2033 which can be extended to 2051. The lease requires minimum annual rentals of $100, and percentage rentals based on hotel revenues. BMLP is responsible for all taxes, insurance and maintenance on the property. Rental expense charged to operations for the land lease for the period ended November 3, 1996 was as follows:

Minimum rent.................................................  $      93
Percentage rent..............................................        535
                                                               ---------
                                                               $     628
                                                               ---------
                                                               ---------

7.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

    Following pro forma data for the period ended November 3, 1996 assumes that the acquisition of the Holiday Inn and the Hampton Inn occurred on January 1, 1996.

Total revenues.............................................  $  76,228
Loss before extraordinary items............................       (817)
Net loss...................................................     (2,132)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Boykin Management Company
Limited Liability Company:

    We have audited the accompanying consolidated balance sheets of Boykin Management Company Limited Liability Company (an Ohio limited liability company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, members' capital and cash flows for the years then ended and the period November 4, 1996 (inception of operations) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Management Company Limited Liability Company and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows of the years then ended and the period November 4, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 12, 1999.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                             (AMOUNTS IN THOUSANDS)

                                                                                                1998       1997
                                                                                              ---------  ---------
                                           ASSETS

Cash and cash equivalents...................................................................  $  12,973  $   6,862
Accounts receivable:
  Trade, net of allowance for doubtful accounts of $166 and $84 at December 31, 1998 and
    1997, respectively......................................................................      8,097      3,859
  Related party lessors.....................................................................      2,971      1,069
  Other.....................................................................................        178         --

Inventories.................................................................................      2,060        788

Property and equipment, net.................................................................        434        366

Investment in Boykin Lodging Company........................................................        248        529

Prepaid expenses and other assets...........................................................      2,383        908
                                                                                              ---------  ---------
                                                                                              $  29,344  $  14,381
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                              LIABILITIES AND MEMBERS' CAPITAL

Rent payable to related party lessors.......................................................  $   4,748  $     897

Accounts payable:
  Trade.....................................................................................      3,114      1,746
  Advance deposits and other................................................................        774        261
  Bank overdraft liability..................................................................      4,806      2,837

Accrued expenses:
  Accrued payroll...........................................................................        633        391
  Accrued vacation..........................................................................      2,250        893
  Accrued sales, use and occupancy taxes....................................................      1,856        646
  Accrued management fee....................................................................      4,044         --
  Other accrued liabilities.................................................................      3,080      2,437
                                                                                              ---------  ---------
  Total liabilities.........................................................................     25,305     10,108
                                                                                              ---------  ---------

MEMBERS' CAPITAL:
  Capital contributed.......................................................................      3,000      3,000
  Retained earnings.........................................................................      1,282      1,235
  Accumulated other comprehensive income....................................................       (243)        38
                                                                                              ---------  ---------
  Total members' capital....................................................................      4,039      4,273
                                                                                              ---------  ---------
                                                                                              $  29,344  $  14,381
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
             THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                                        PERIOD
                                                                              YEARS ENDED DECEMBER   NOVEMBER 4,
                                                                                      31,            1996 THROUGH
                                                                             ----------------------  DECEMBER 31,
                                                                                1998        1997         1996
                                                                             ----------  ----------  ------------
Revenues:
  Room revenue.............................................................  $  148,643  $   72,751   $    7,684
  Food and beverage revenue................................................      71,925      30,229        3,976
  Other hotel revenue......................................................      15,085       7,568          620
  Other revenue............................................................       2,407       2,477          382
                                                                             ----------  ----------  ------------
    Total revenues.........................................................     238,060     113,025       12,662
Expenses:
  Departmental expenses of hotels:
    Rooms..................................................................      36,224      16,630        2,066
    Food and beverage......................................................      53,173      21,945        2,894
    Other..................................................................       8,364       3,867          360
  Cost of goods sold of non-hotel operations...............................         427         619          102
  Percentage lease expense.................................................      67,424      34,834        3,258
  General and administrative...............................................      25,182      13,232        1,884
  Advertising and promotion................................................      11,414       4,906          609
  Utilities................................................................      10,532       4,550          558
  Franchisor royalties and other charges...................................       7,465       5,423          665
  Repairs and maintenance..................................................       8,926       5,163          674
  Depreciation and amortization............................................         129          82           19
  Management fee...........................................................       8,620          --           --
  Other....................................................................         133          93           19
                                                                             ----------  ----------  ------------
    Total expenses.........................................................     238,013     111,344       13,108
                                                                             ----------  ----------  ------------
Net income (loss)..........................................................  $       47  $    1,681   $     (446)
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------
Comprehensive income (loss)................................................  $     (234) $    1,719   $     (446)
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL

               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
             THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                                         RETAINED         OTHER
                                                           CONTRIBUTED   EARNINGS     COMPREHENSIVE    COMPREHENSIVE
                                                             CAPITAL     (DEFICIT)       INCOME           INCOME
                                                           -----------  -----------  ---------------  ---------------
Initial capital contribution--
  November 4, 1996.......................................   $   3,000    $  --          $  --            $  --
    Net loss.............................................      --             (446)        --                 (446)
                                                           -----------  -----------         -----           ------
Balance at December 31, 1996.............................       3,000         (446)        --                 (446)
    Net income...........................................      --            1,681         --                1,681
    Unrealized appreciation on investment................      --           --                 38               38
                                                           -----------  -----------         -----           ------
Balance at December 31, 1997.............................       3,000        1,235             38            1,719
    Net income...........................................      --               47         --                   47
    Unrealized depreciation on investment................      --           --               (281)            (281)
                                                           -----------  -----------         -----           ------
Balance at December 31, 1998.............................   $   3,000    $   1,282      $    (243)       $    (234)
                                                           -----------  -----------         -----           ------
                                                           -----------  -----------         -----           ------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
             THE PERIOD NOVEMBER 4, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                                          PERIOD
                                                                                 YEARS ENDED DECEMBER   NOVEMBER 4,
                                                                                         31,           1996 THROUGH
                                                                                 --------------------  DECEMBER 31,
                                                                                   1998       1997         1996
                                                                                 ---------  ---------  -------------
Cash flows from operating activities:
  Net income (loss)............................................................  $      47  $   1,681    $    (446)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
    Depreciation and amortization..............................................        129         82           19
    Loss (gain) on fixed asset disposal........................................         56         --          (11)
    Changes in assets and liabilities:
      Accounts receivable......................................................     (6,318)    (1,314)       3,231
      Inventories..............................................................     (1,272)      (318)         (12)
      Prepaid expenses and other assets........................................     (1,475)      (321)         531
      Rent payable.............................................................      3,851        591          306
      Accounts payable.........................................................      3,850      1,544          952
      Other accrued liabilities................................................      7,496        379       (5,210)
                                                                                 ---------  ---------       ------
        Net cash provided by (used for) operating activities...................      6,364      2,324         (640)
                                                                                 ---------  ---------       ------
Cash flows from investing activities:
  Property additions, net......................................................       (253)      (136)          (1)
  Investment in Boykin Lodging Company.........................................         --       (491)          --
  Collection of notes and accrued interest due from former owner...............         --         --        3,109
  Cash of predecessor entities at date of merger...............................         --         --        7,678
  Consideration from sale of fixed asset.......................................         --         --           36
                                                                                 ---------  ---------       ------
        Net cash (used for) provided by investing activities...................       (253)      (627)      10,822
                                                                                 ---------  ---------       ------
Cash flows from financing activities:
  Payments of obligations to former owners.....................................         --       (373)      (3,529)
  Repayment of debt............................................................         --         --       (1,420)
  Collections of amounts due from former owners................................         --         69          236
                                                                                 ---------  ---------       ------
        Net cash used for financing activities.................................         --       (304)      (4,713)
                                                                                 ---------  ---------       ------
Net increase in cash and cash equivalents......................................      6,111      1,393        5,469
Cash and cash equivalents, beginning of period.................................      6,862      5,469           --
                                                                                 ---------  ---------       ------
Cash and cash equivalents, end of period.......................................  $  12,973  $   6,862    $   5,469
                                                                                 ---------  ---------       ------
                                                                                 ---------  ---------       ------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS:

    Boykin Management Company Limited Liability Company and its subsidiaries (collectively, "BMC")

    - lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;

    - manage full and limited service hotels located throughout the United States pursuant to management agreements;

    - provide national purchasing services to hotels; and

    - provide interior design services to hotels and other businesses.

2.  ORGANIZATION:

    BMC commenced operations on November 4, 1996 as an Ohio limited liability company. BMC is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company.

    Pursuant to formation transactions related to the November 4, 1996 initial public offering of Boykin Lodging, Boykin Management Company ("former BMC") and BOPA Design Company (doing business as Spectrum Services), wholly owned subsidiaries of The Boykin Company ("TBC"), were merged into subsidiaries of BMC. In addition, Purchasing Concepts, Inc. ("PCI") contributed its assets to a subsidiary of BMC and that subsidiary assumed PCI's liabilities. TBC and PCI are related through common ownership. BMC and its subsidiaries are the successors to the businesses of former BMC, Spectrum Services and PCI. As BMC, former BMC, Spectrum Services and PCI were related through common ownership, there were no purchase accounting adjustments to the historical carrying values of the assets and liabilities of former BMC, Spectrum Services and PCI upon merger into or contribution to the subsidiaries of BMC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

    The separate financial statements of BMC's subsidiaries have been published on a consolidated basis with BMC. All material intercompany transactions and balances have been eliminated.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and in banks plus short-term investments with an original maturity of three months or less.

  INVENTORIES

    Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

  PROPERTY AND EQUIPMENT

    Property and equipment is comprised of the following:

                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        1998            1997
                                                                   ---------------  -------------
Leasehold improvements...........................................     $      --       $     115
Furniture and equipment..........................................           507             352
                                                                          -----           -----
                                                                            507             467
Less -- Accumulated depreciation and amortization................           (73)           (101)
                                                                          -----           -----
                                                                      $     434       $     366
                                                                          -----           -----
                                                                          -----           -----

    Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line and accelerated methods based upon the following estimated useful lives.

Leasehold improvements............................   7-10 years
Furniture and equipment...........................   3-10 years

    The management of BMC reviews the property and equipment for impairment when events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the property and equipment. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related assets estimated fair market value would be recorded and an impairment loss would be recognized.

    Maintenance and repairs are charged to operations as incurred. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the gain or loss is included in the determination of net income or loss.

  INVESTMENT IN BOYKIN LODGING COMPANY

    During 1997, BMC purchased 20,000 common shares of Boykin Lodging Company for cash consideration of $491. BMC accounts for this investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The investment is classified as available-for-sale pursuant to the provisions of SFAS No. 115.

  COMPREHENSIVE INCOME

    Effective January 1, 1998, BMC adopted SFAS No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders' equity from nonowner sources which for BMC consist of differences between the cost basis and fair market value of its investment in 20,000 common shares in Boykin Lodging. For the years ended December 31, 1998, and 1997 there was a difference of $281, and $(38) respectively between net income and comprehensive income due to the decline (increase) in market value of the investment.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

  REVENUE RECOGNITION

    Revenue is recognized as earned. Ongoing credit evaluations are performed and historical credit losses have been within management's expectations.

    For hotels operated by BMC pursuant to long-term percentage leases, BMC recognizes the room, food, beverage and other hotel revenues as earned. For hotels which are managed by a subsidiary of BMC pursuant to management agreements, BMC recognizes management fee revenue as earned pursuant to the terms of the respective agreements.

  PERCENTAGE LEASE EXPENSE

    For both annual and interim reporting purposes, BMC recognizes percentage lease expense pursuant to the provisions of the related percentage lease agreements.

  FRANCHISE COSTS

    The cost of obtaining the franchise licenses is paid by Boykin Hotel Properties, L.P. (the Partnership), a partnership in which Boykin Lodging Company has a general partnership interest, and the ongoing franchise fees are paid by BMC. These fees are generally computed as a percentage of room revenue for each hotel in accordance with franchise agreements.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The primary financial instruments of BMC are cash and cash equivalents, the fair value of which approximates historical carrying value due to the short maturity of these instruments, and the investment in the common shares of the Boykin Lodging Company, which are carried at the year end market value as discussed above.

  INCOME TAXES

    BMC is a limited liability company which is taxed for federal income tax purposes as a partnership and, accordingly, no income tax provision has been recorded.

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

4.  PERCENTAGE LEASE AGREEMENTS:

  BMC LEASES ON 15 HOTELS

    BMC leases 15 hotels (the BMC Hotels) from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio (2); Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; and French Lick, Indiana.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    The percentage leases have noncancellable remaining terms ranging from two to nine years, subject to earlier termination on the occurrence of certain contingencies, as defined. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

    Other than real estate and personal property taxes, casualty insurance, ground lease rental, and capital improvements, which are obligations of the Partnership, the percentage leases require BMC to pay all costs and expenses incurred in the operation of the BMC Hotels.

    The percentage leases require BMC to indemnify Boykin Lodging Company against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the BMC Hotels.

  WESTBOY LEASE ON TEN DOUBLETREE HOTELS:

    Effective January 1, 1998, Westboy, LLC (Westboy), a wholly-owned subsidiary of BMC, entered into a long term lease agreement with Red Lion Inns Operating L.P. (OLP) with terms similar to those described above. OLP was acquired by the Boykin Lodging Company on May 22, 1998. The ten DoubleTree-licensed hotels (the "DoubleTree Hotels") leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Promus Hotel Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.

    Future minimum rent (ignoring CPI increases) to be paid by BMC and Westboy under their respective percentage lease agreements at December 31, 1998 for each of the years in the period 1999 to 2003 and in total thereafter is as follows:

1999......................................................  $  49,261
2000......................................................     49,261
2001......................................................     42,960
2002......................................................     36,055
2003......................................................     11,439
Thereafter................................................     26,409
                                                            ---------
                                                            $ 215,385

5.  RELATED PARTY TRANSACTIONS:

    Percentage lease expense payable to the Partnership (including OLP in 1998) was $56,708, $34,834 and $3,258 in 1998, 1997 and 1996, respectively.

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

    At December 31, 1998 and 1997, BMC (including Westboy) had receivables from the Partnership (including OLP) of $2,971 and $1,069, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

    At December 31, 1998 and December 31, 1997, BMC (including Westboy) had payables to the Partnership (including OLP) of $4,748 and $897, respectively, for amounts due pursuant to the percentage leases.

6.  COMMITMENTS AND CONTINGENCIES:

  CLAIMS AND LEGAL MATTERS

    BMC is involved in claims and legal matters incidental to its businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of BMC.

  FRANCHISE AGREEMENTS

    Under the terms of the hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. Franchise fees are computed based upon percentages of gross room revenues. At December 31, 1998, the franchise royalty fees payable ranged from 3% to 6% of room revenues while the fees for advertising services ranged from
 .8% to 4.0%. The franchise agreements expire at various dates through 2018. The hotel located in French Lick, Indiana has no franchise affiliation.

  MANAGEMENT AGREEMENT

    On January 1, 1998 Westboy entered into a management agreement with Promus hotels (formerly Red Lion Hotels, Inc.) The agreement calls for a base and incentive management fee. The base management fee represents 3% of annual gross hotel revenues. The incentive menagement fee adjusts based on certain financial thresholds. Total fees paid to Promus in 1998 were $8,620.

  OTHER

    Robert W. Boykin and John E. Boykin have entered in an agreement with the Boykin Lodging Company pursuant to which they have agreed that any distributions received from BMC (in excess of their tax liabilities with respect to the income of BMC) for a period of 10 years, and any net cash proceeds from any sale of BMC within the same 10-year period, will be used to purchase units in the Partnership or common shares of Boykin Lodging Company. Any units or common shares so purchased must be held for at least two years from the purchase date.

    Pursuant to an agreement with Boykin Lodging Company, during the first 10 years after the inception of operations of BMC, 50% of BMC's consolidated earnings (after distributions to cover income taxes) will be retained in BMC until its consolidated net worth reaches 25% of the aggregate annual rent payments due under the percentage lease agreements (and will be retained thereafter during that period to maintain that level).

                           BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

7.  EMPLOYEE BENEFITS PLANS:

    During 1997, BMC established a 401(k) plan for substantially all employees under which a portion of employee contributions are matched by BMC. BMC matching contributions for 1998 and 1997 were $104 and $91, respectively.

    Effective January 1, 1997, BMC established an incentive compensation plan for certain senior executives. The dollar amounts of individual awards are deemed to be invested in common shares of Boykin Lodging Company. BMC pays to each participant cash equal to the per share dividend amount paid by Boykin Lodging Company multiplied by the number of Boykin's shares credited to each participant's account. For the year ended December 31, 1998 and 1997, BMC has recorded a provision of $1 and $199 respectively with respect to this plan, which represents the amortization over the vesting period of the prepaid compensation associated with the awards.

8.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

    The following unaudited pro forma condensed statements of operations for the years ended December 31, 1998 and 1997 are presented as if BMC (including Westboy) leased and operated from January 1, 1997 all the BMC Hotels and the DoubleTree Hotels leased and/or operated as of December 31, 1998.

    The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the BMC Hotels and the DoubleTree Hotels were leased and/or operated by BMC (including Westboy) pursuant to the percentage leases from January 1, 1997 or to project results for any future period.

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Revenues:
  Room revenue........................................................  $  150,169  $  149,677
  Food and beverage revenue...........................................      72,501      72,669
  Other hotel revenue.................................................      15,245      14,842
  Other revenue.......................................................       2,407       2,477
                                                                        ----------  ----------
    Total revenue.....................................................     240,322     239,665

Expenses:
  Departmental expenses of hotels.....................................     171,782     169,077
  Cost of goods sold of non-hotel operations..........................         427         619
  Percentage lease expense............................................      68,078      69,630
                                                                        ----------  ----------
Net income............................................................  $       35  $      339
                                                                        ----------  ----------
                                                                        ----------  ----------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boykin Management Company, Purchasing Concepts, Inc.
and Bopa Design Company:

    We have audited the accompanying combined statement of revenues and expenses of Boykin Management Company (an Ohio corporation), Purchasing Concepts, Inc. (an Ohio corporation) and Bopa Design Company (an Ohio corporation) for the period January 1, 1996 through November 3, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    The accompanying financial statements have been prepared to present the combined revenues and expenses of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company which were merged into or contributed to subsidiaries of Boykin Management Company Limited Liability Company pursuant to the formation transactions referred to in Note 2. These financial statements are not intended to be a complete presentation of the combined revenues and expenses of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined revenues and expenses of Boykin Management Company, Purchasing Concepts, Inc. and Bopa Design Company for the period January 1, 1996 through November 3, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 25, 1997.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                  COMBINED STATEMENT OF REVENUES AND EXPENSES

            FOR THE PERIOD JANUARY 1, 1996 THROUGH NOVEMBER 3, 1996

                             (AMOUNTS IN THOUSANDS)

Revenues:
  Management fees --
    Affiliates......................................................................  $   3,402
    Other...........................................................................        731
  Design and other fees --
    Affiliates......................................................................      1,646
    Other...........................................................................      1,435
  Interest income from affiliates...................................................        225
  Other.............................................................................        203
                                                                                      ---------
        Total revenues..............................................................      7,642
                                                                                      ---------
Expenses:
  Cost of sales and operating expenses..............................................      3,003
  Selling, general and administrative expenses......................................      2,943
  Depreciation and amortization expense.............................................         81
  Rent..............................................................................        100
  Interest..........................................................................         91
  Other, net........................................................................        (38)
                                                                                      ---------
        Total expenses..............................................................      6,180
                                                                                      ---------
Revenues in excess of expenses......................................................  $   1,462
                                                                                      ---------
                                                                                      ---------

            The accompanying notes to combined financial statements
                are an integral part of this combined statement.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                             AS OF NOVEMBER 3, 1996

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESSES:

    Boykin Management Company (former BMC), a wholly owned subsidiary of The Boykin Company (TBC), and certain of its subsidiaries managed and operated full and limited service hotels located throughout the United States pursuant to management agreements. See Note 4 for further discussion of the management agreements. Purchasing Concepts, Inc. (PCI), related to TBC through common ownership, provided national purchasing services to hotels and restaurants. Bopa Design Company (doing business as Spectrum Services), a wholly owned subsidiary of TBC since January 1, 1996, provided interior design services to hotels and other businesses. Certain of the hotels managed by former BMC and served by PCI and Spectrum Services were related to former BMC, PCI and Spectrum Services through common ownership.

2.  BASIS OF PRESENTATION:

    Pursuant to formation transactions related to the November 4, 1996 initial public offering of Boykin Lodging Company, former BMC and Spectrum Services merged into subsidiaries of Boykin Management Company Limited Liability Company
(BMC), a newly formed Ohio Limited Liability Company. Prior to such mergers, former BMC and Spectrum Services transferred certain assets and liabilities to TBC pursuant to an Assignment and Assumption Agreement. In addition, PCI contributed its assets to a subsidiary of BMC and that subsidiary assumed PCI's liabilities.

    BMC and its subsidiaries are the successors to the businesses of former BMC, PCI and Spectrum Services. BMC is the lessee of nine hotels formerly affiliated with TBC which were acquired by Boykin Hotel Properties, L.P., a partnership in which Boykin Lodging Company is the general partner. The hotels are leased pursuant to long-term leases which provide for the payment of rents based on percentages of hotel revenues.

    The accompanying financial statements present on a historical combined basis the revenues and expenses of former BMC, PCI and Spectrum Services that ultimately were merged into BMC and its subsidiaries. Items of revenues and expenses related to assets and liabilities of former BMC, PCI and Spectrum Services which were not merged into or contributed to BMC and its subsidiaries and have been excluded from the accompanying financial statements. Accordingly, the accompanying financial statements are not intended to be a complete presentation of the revenues and expenses of former BMC, PCI and Spectrum Services (collectively, the Combined Entities).

3.  SIGNIFICANT ACCOUNTING POLICIES:

    The accompanying financial statements have been prepared on the accrual basis of accounting. All significant intercompany balances and transactions have been eliminated.

  ACCOUNTING PERIODS

    Former BMC had a March 31 fiscal year-end, whereas PCI and Spectrum Services utilized calendar year-ends. The accompanying financial statements for the period January 1, 1996 through November 3, 1996 combine the accounts of former BMC, PCI and Spectrum Services for the period January 1, 1996 through November 3, 1996. For the period ended November 3, 1996, the operating results of former BMC have been adjusted to include the three-month period January 1, 1996 through March 31, 1996. The total

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                             AS OF NOVEMBER 3, 1996

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

                         (DOLLAR AMOUNTS IN THOUSANDS)

revenues and revenues in excess of expenses of former BMC included in the combined statements of revenues and expenses for the period January 1, 1996 through November 3, 1996 were $208, respectively.

  INCOME TAXES

    Income tax attributes of the Combined Entities were not assumed by BMC or its subsidiaries. As such, the accompanying combined statement of revenues and expenses do not reflect any federal income tax provisions as BMC and its subsidiaries were formed as pass-through entities for tax purposes.

    The taxable income of former BMC was included in the consolidated federal income tax return of its parent company, TBC. PCI and Spectrum Services (prior to January 1, 1996) were S Corporations for federal income tax reporting purposes.

  DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense is computed using the straight-line and declining balance methods based upon the following estimated useful lives:

                                                   7-10
Leasehold improvements...........................  years
                                                   3-10
Furniture and equipment..........................  years

    Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the gain or loss is included in the statement of revenues and expenses.

  REVENUE RECOGNITION

    Revenue is recognized as earned pursuant to the terms of hotel management agreements with respect to fomer BMC, and as the services of PCI and Spectrum Services are rendered.

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

4.  REVENUES:

    Former BMC has management agreements with several entities to manage the operations of hotels and restaurants. Generally, former BMC receives a fee based upon percentages of revenues. In certain management contracts, former BMC is entitled to additional incentive fees in the event the managed property achieves specified operating results. Certain contracts also include limitations on management fees, or restrict payment of earned fees to former BMC based upon the defined cash flow of the related property. PCI provides national purchasing services to hotels and restaurants and Spectrum Services provides interior design services to hotels and other businesses.

              BOYKIN MANAGEMENT COMPANY, PURCHASING CONCEPTS, INC.
                            AND BOPA DESIGN COMPANY

                             AS OF NOVEMBER 3, 1996

              NOTES TO COMBINED FINANCIAL STATEMENTS -- CONTINUED

                         (DOLLAR AMOUNTS IN THOUSANDS)

    Revenues from affiliates in the accompanying combined statement of revenues and expenses represent revenues earned by the Combined Entities on goods or services provided to various hotel properties in which the respective owners of the Combined Entities or their affiliates had direct or indirect ownership interests.

    Other revenues consisted primarily of telephone commissions.

5.  COMMITMENTS AND CONTINGENCIES:

    In October 1992, BMC entered into a five-year lease agreement for office space. The lease provides for two, three-year renewal options. The annual rent is $126. As an incentive to enter into the lease, BMC received a $70 payment from the lessor which is being recognized as a reduction of rent expense on a straight-line basis over the five-year lease term.

    The Combined Entities are involved in claims and legal matters incidental to their businesses. In the opinion of management of the Combined Entities, the ultimate resolution of these matters will not have a material impact on the results of operations of the Combined Entities.

6.  RELATED PARTY TRANSACTIONS:

    The shareholders of TBC, certain of their family members and certain officers of former BMC are material partners in Boykin Columbus Joint Venture
(BCJV). Former BMC advanced funds to BCJV in connection with the construction of a hotel in Columbus, Ohio and to fund operating deficits of that hotel. The loans receivable from BCJV accrued interest at 10% per annum. Interest income earned on the loans to BCJV was $223 in the period January 1, 1996 through November 3, 1996. The loans and interest receivable from BCJV were paid off in connection with the initial public offering of Boykin Lodging Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) See page F-1 for an index to financial statements.

  EXHIBITS
------------
        2.1 **** Agreement and Plan of Merger dated as of
                 December 30, 1997 by and among Red Lion Inns
                 Limited Partnership, Red Lion Properties,
                 Inc., Red Lion Inns Operating L.P. Boykin
                 Hotel Properties, L.P., Boykin Lodging
                 Company, Boykin Acquisition Corporation I,
                 Inc., Boykin Acquisition Corporation II,
                 Inc., and Boykin Acquisition Partnership,
                 L.P.
        3.1      Amended and Restated Articles of
                 Incorporation, as amended
        3.2 *    Code of Regulations
        4.1 *    Specimen Share Certificate
       10.1 *    Limited Partnership Agreement of Boykin Hotel
                 Properties, L.P.
       10.2 *    Form of Registration Rights Agreement
       10.3 *    Long-Term Incentive Plan
       10.4 *    Directors' Deferred Compensation Plan
       10.5 *    Employment Agreement between the Company and
                 Robert W. Boykin
       10.7 *    Employment Agreement between the Company and
                 Mark L. Bishop
       10.8 *    Form of Percentage Lease
       10.9 *    Intercompany Convertible Note
       10.10*    Agreements with General Partners of the
                 Contributed Partnerships
       10.11*    Form of Noncompetition Agreement
       10.12*    Alignment of Interests Agreement
       10.13**   Description of Employment Arrangement between
                 the Company and Paul A. O'Neil
       10.14***  Description of Employment Arrangement between
                 the Company and Richard C. Conti
       21        Subsidiaries of the Registrant
       23.1      Consent of Independent Public Accountants
       27        Financial Data Schedule
       99.1 **** Partnership Interest Assignment Agreement
                 dated as of December 30, 1997 by and among
                 Red Lion Properties, Inc., Boykin Hotel
                 Properties, L.P., Boykin Lodging Company and
                 West Doughboy LLC.
       99.2 **** Percentage Lease Agreement dated as of
                 December 30, 1997 by and between Red Lion
                 Inns Operating L.P. and Westboy LLC
       99.3 **** Termination of Management Agreement dated as
                 of December 30, 1997 by and between Red Lion
                 Inns Operating L.P. and Red Lion Hotels, Inc.
       99.4 **** Management Agreement dated as of December 30,
                 1997 by and between Red Lion Hotels, Inc. and
                 Westboy LLC.
       99.5 **** Owner Agreement dated as of December 30, 1997
                 by and among Red Lion Inns Operating L.P.,
                 Westboy LLC and Red Lion Hotels, Inc.
       99.6 **** Joint Press Release of Red Lion Inns Limited
                 Partnership and Boykin Lodging Company dated
                 as of December 30, 1997.

------------

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

    None.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 31, 1999                                       BOYKIN LODGING COMPANY

                                                     By:        /s/ ROBERT W. BOYKIN
                                                                -----------------------------------
                                                                Robert W. Boykin

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

March 31, 1999                                            /s/ ROBERT W. BOYKIN
                                                          ------------------------------------------
                                                          Robert W. Boykin
                                                          Chairman of the Board,
                                                          President and Chief Executive Officer
                                                          (Principal Executive Officer)

March 31, 1999                                            /s/ PAUL A. O'NEIL
                                                          ------------------------------------------
                                                          Paul A. O'Neil
                                                          Chief Financial Officer and Treasurer
                                                          (Principal Accounting Officer)

March 31, 1999                                            /s/ IVAN J. WINFIELD
                                                          ------------------------------------------
                                                          Ivan J. Winfield
                                                          Director

March 31, 1999                                            /s/ LEE C. HOWLEY, JR.
                                                          ------------------------------------------
                                                          Lee C. Howley, Jr.
                                                          Director

March 31, 1999                                            /s/ FRANK E. MOSIER
                                                          ------------------------------------------
                                                          Frank E. Mosier
                                                          Director

March 31, 1999                                            /s/ WILLIAM H. SCHECTER
                                                          ------------------------------------------
                                                          William H. Schecter
                                                          Director

March 31, 1999                                            /s/ ALBERT T. ADAMS
                                                          ------------------------------------------
                                                          Albert T. Adams
                                                          Director

March 31, 1999                                            /s/ RAYMOND P. HEITLAND
                                                          ------------------------------------------
                                                          Raymond P. Heitland
                                                          Director

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
-----------
2.1****      Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited
             Partnership, Red Lion Properties, Inc., Red Lion Inns Operating L.P. Boykin Hotel Properties,
             L.P., Boykin Lodging Company, Boykin Acquisition Corporation I, Inc., Boykin Acquisition
             Corporation II, Inc., and Boykin Acquisition Partnership, L.P.
3.1          Amended and Restated Articles of Incorporation, as amended
3.2*         Code of Regulations
4.1*         Specimen Share Certificate
10.1*        Limited Partnership Agreement of Boykin Hotel Properties, L.P.
10.2*        Form of Registration Rights Agreement
10.3*        Long-Term Incentive Plan
10.4*        Directors' Deferred Compensation Plan
10.5*        Employment Agreement between the Company and Robert W. Boykin
10.7*        Employment Agreement between the Company and Mark L. Bishop
10.8*        Form of Percentage Lease
10.9*        Intercompany Convertible Note
10.10*       Agreements with General Partners of the Contributed Partnerships
10.11*       Form of Noncompetition Agreement
10.12*       Alignment of Interests Agreement
10.13**      Description of Employment Arrangement between the Company and Paul A. O'Neil
10.14***     Description of Employment Arrangement between the Company and Richard C. Conti
21           Subsidiaries of the Registrant
23.1         Consent of Independent Public Accountants
27           Financial Data Schedule
99.1****     Partnership Interest Assignment Agreement dated as of December 30, 1997 by and among Red Lion
             Properties, Inc., Boykin Hotel Properties, L.P., Boykin Lodging Company and West Doughboy LLC.
99.2****     Percentage Lease Agreement dated as of December 30, 1997 by and between Red Lion Inns Operating
             L.P. and Westboy LLC
99.3****     Termination of Management Agreement dated as of December 30, 1997 by and between Red Lion Inns
             Operating L.P. and Red Lion Hotels, Inc.
99.4****     Management Agreement dated as of December 30, 1997 by and between Red Lion Hotels, Inc. and
             Westboy LLC.
99.5****     Owner Agreement dated as of December 30, 1997 by and among Red Lion Inns Operating L.P., Westboy
             LLC and Red Lion Hotels, Inc.
99.6****     Joint Press Release of Red Lion Inns Limited Partnership and Boykin Lodging Company dated as of
             December 30, 1997.

------------

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