Form 10-Q
period 1999-03-31
BOYKIN LODGING CO
filed 1999-05-14
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999   Commission file number 001-11975


                             BOYKIN LODGING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

           Ohio                                          34-1824586
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        Guildhall Building, Suite 1500,
             45 W. Prospect Avenue
               Cleveland, Ohio                                       44115
---------------------------------------------------------       --------------
    (Address of Principal Executive Office)                       (Zip Code)

                                 (216) 430-1200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   -----

         The number of common shares, without par value, outstanding as of May 14, 1999: 17,061,638

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             BOYKIN LODGING COMPANY
                          INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:
         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
              and December 31, 1998................................................3
         Consolidated Statements of Income for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)............................4
         Consolidated Statement of Shareholders' Equity for the Three Months
              Ended March 31, 1999 (unaudited).....................................5
         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)............................6
         Notes to Consolidated Financial Statements................................7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES:
         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
              and December 31, 1998...............................................13
         Consolidated Statements of Operations for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)...........................14
         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998 (unaudited)...........................15
         Notes to Consolidated Financial Statements...............................16


                            BOYKIN LODGING COMPANY
                         CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                               (Unaudited)
                                                                March 31,         December 31,
                                                                   1999               1998
                                                               -----------        ------------
                            ASSETS
Investment in hotel properties, net                             $ 594,614           $ 595,132
Cash and cash equivalents                                             890               5,643
Rent receivable from lessees:
  Related party lessees                                             5,039               4,748
  Third party lessees                                               1,119                 547
Deferred expenses, net                                              2,985               3,159
Restricted cash                                                     3,177               4,330
Other assets                                                        1,248               1,503
                                                                ---------           ---------
                                                                $ 609,072           $ 615,062
                                                                ---------           ---------
                                                                ---------           ---------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings against credit facility                              $ 158,000           $ 156,000
Term note payable                                                 130,000             130,000
Accounts payable and accrued expenses                               6,736               6,521
Dividends/distributions payable                                     8,626               8,618
Due to lessees:
  Related party lessees                                               770               2,971
  Third party lessees                                                 874               1,775
Minority interest in joint ventures                                11,001              11,251
Minority interest in operating partnership                         11,269              11,710
Shareholders' equity:
  Preferred shares, without par value; 10,000,000 shares
    Authorized; no shares issued and outstanding                       --                  --
  Common shares, without par value; 40,000,000 shares
    Authorized; 17,061,638 and 17,044,361 shares
    outstanding March 31, 1999 and December 31, 1998,
    respectively,                                                      --                  --
  Additional paid-in capital                                      308,229             307,512
  Retained deficit                                                (26,433)            (21,296)
                                                                ---------           ---------
    Total shareholders' equity                                    281,796             286,216
                                                                ---------           ---------
                                                                $ 609,072           $ 615,062
                                                                ---------           ---------
                                                                ---------           ---------

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                   1999           1998
                                                                   ----           ----
Revenues:
   Lease revenue from related party                             $ 15,621      $  8,647
   Other lease revenue                                             3,773         2,213
   Interest income                                                    68            54
                                                                --------      --------
                                                                  19,462        10,914
                                                                --------      --------
Expenses:
   Real estate related depreciation and amortization               7,140         3,220
   Real estate and personal property taxes, insurance
          and ground rent                                          2,597         1,524
   General and administrative                                      1,427           799
   Interest expense                                                4,979         1,168
   Amortization of deferred financing costs                          159           130
                                                                --------      --------
                                                                  16,302         6,841
                                                                --------      --------

Income before minority interests                                   3,160         4,073

Minority interest in joint ventures                                 (112)          (44)

Minority interest in operating partnership                          (166)         (380)
                                                                --------      --------
Net income applicable to common shares                          $  2,882      $  3,649
                                                                --------      --------
                                                                --------      --------
Earnings per share:
   Basic                                                        $   0.17      $   0.32
   Diluted                                                      $   0.17      $   0.32

Weighted average number of common shares outstanding:
   Basic                                                          17,047        11,342
   Diluted                                                        17,047        11,447


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                              BOYKIN LODGING COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

                                                          Additional
                                         Common             Paid-In        Retained
                                         Shares             Capital         Deficit           Total
                                       ----------         ---------        ---------        ---------
Balance, December 31, 1998             17,044,361         $ 307,512        $(21,296)        $ 286,216

Issuance of common shares                  17,277               217              --               217

Issuance of share warrant                      --               500              --               500

Dividends declared                             --                --          (8,019)           (8,019)

Net income                                                       --           2,882             2,882
                                       ----------         ---------       ----------        ---------
Balance, March 31, 1999                17,061,638         $ 308,229       $ (26,433)        $ 281,796
                                       ----------         ---------       ----------        ---------
                                       ----------         ---------       ----------        ---------


         The accompanying notes to consolidated financial statements are an integral part of this statement.

                              BOYKIN LODGING COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                 1999              1998
                                                                               --------          --------
Cash flows from operating activities:
  Net income                                                                   $ 2,882           $  3,649
  Adjustments to reconcile net income to net cash flow
     provided by operating activities-
       Depreciation and amortization                                             7,299              3,350
       Minority interests                                                          278                424
       Changes in assets and liabilities-
           Rent receivable                                                        (863)              (669)
           Restricted cash                                                       1,153                 --
           Other assets                                                            180               (489)
           Accounts payable and accrued expenses                                   432               (473)
           Due to lessees                                                       (3,102)             1,108
                                                                               -------           --------
           Net cash flow provided by operating activities                        8,259              6,900
                                                                               -------           --------

Cash flows from investing activities:
  Acquisitions of hotel properties                                                  --            (37,075)
  Improvements and additions to hotel properties                                (6,532)            (7,437)
                                                                               -------           --------
           Net cash flow used for investing activities                          (6,532)           (44,512)
                                                                               -------           --------

Cash flows from financing activities:
  Payment of dividends and distributions                                        (8,618)            (4,893)
  Borrowings against credit facility                                             2,000             36,200
  Repayment of borrowings against credit facility                                   --            (96,750)
  Net proceeds from issuance of common shares                                       --            105,134
  Proceeds from issuance of share warrant                                          500                 --
  Distributions to joint venture minority interest partners, net                  (362)              (139)
  Cash payments for redemption of certain limited partnership interests             --               (967)
                                                                               -------           --------
           Net cash flow (used for) provided by financing activities            (6,480)            38,585
                                                                               -------           --------

Net change in cash and cash equivalents                                         (4,753)               973

Cash and cash equivalents, beginning of period                                   5,643              1,855
                                                                               -------           --------
Cash and cash equivalents, end of period                                       $   890           $  2,828
                                                                               -------           --------
                                                                               -------           --------


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

INITIAL PUBLIC OFFERING AND MAJOR EVENTS SINCE THE IPO

        In November 1996, Boykin completed its initial public offering ("IPO"), issuing a total of 9,516,250 common shares, including exercise of the underwriters' over-allotment option. In conjunction with its IPO, Boykin Lodging contributed approximately $133,898 to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and also loaned $40,000 to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties and leased them to Boykin Management Company Limited Liability Company ("BMC"). BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin's credit facility.

        On February 24, 1998, Boykin completed a follow-on public equity offering, issuing additional 4,500,000 common shares. The net proceeds of approximately $106,313 were contributed to the Partnership, increasing Boykin Lodging Company's ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

        On May 22, 1998 Boykin completed its merger with Red Lion Inns
Limited Partnership, in which Boykin Lodging acquired Red Lion Inns Operating L.P. ("OLP"), which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, Boykin issued 3,109,606 million common shares and paid approximately $35,305 in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155,710 and common shares issued valued at $80,333, was $271,348. The common shares issued in the merger were valued at $25.83 per share, the five-day average trading price of Boykin's shares before the merger announcement. The issuance of Boykin's common shares in the merger increased Boykin Lodging's ownership percentage in the Partnership to 92.2%.

        As part of Boykin's acquisitions in 1997 and 1998, Boykin established new strategic alliances with four hotel operators and purchased five hotels with them through joint venture structures. The following table sets forth the joint venture agreements established in 1997 and 1998:

                                        Boykin      Lessee/JV
                          Lessee/JV     Ownership    Ownership                                                Date of Hotel
Name of Joint Venture      Partner    Percentage    Percentage       Hotel Owned Under Joint Venture               Purchase
---------------------     ---------   -----------   ----------       -------------------------------            -------------
BoyStar Ventures, L.P.     MeriStar        91%           9%            Holiday Inn Minneapolis West              July 1997
Shawan Road Hotel L.P.     Davidson        91%           9%             Marriott's Hunt Valley Inn               July 1997
Boykin San Diego LLC       Outrigger       91%           9%        Hampton Inn San Diego Airport/Sea World    November 1997
Boykin Kansas City LLC     MeriStar        80%          20%               DoubleTree Kansas City              November 1997
RadBoy Mt. Laurel LLC      Radisson        85%          15%              Radisson Hotel Mt. Laurel               June 1998


        As of March 31, 1999 Boykin owned 31 hotels containing a total of 8,689 guest rooms located in 16 different states.

BASIS OF PRESENTATION

        Boykin Lodging exercises unilateral control over the Partnership. Therefore, the separate financial statements of Boykin Lodging, the Partnership, OLP, and the joint ventures discussed above are consolidated. All significant intercompany transactions and balances have been eliminated.

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin's annual report on Form 10-K for the year ended December 31, 1998.

2.   JOINT VENTURE WITH AEW:

        On February 1, 1999, Boykin formed of a joint venture with AEW Partners III, L.P. ("AEW"), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. AEW will provide $50,000 of equity capital for the joint venture, and Boykin will provide approximately $17,000 and serve as the operating member of the joint venture.

        Boykin and AEW plan to use the joint venture to take advantage of acquisition opportunities in the lodging industry. The joint venture agreement contains provisions for AEW and Boykin to double their respective capital commitments under certain circumstances. In addition, as part of the transaction, Boykin will receive incentive returns based on the performance of acquired assets as well as other compensation as a result of the joint venture's activities.

        After the end of the two-year investment period, AEW has the option to convert its capital invested in the joint venture into Boykin convertible preferred shares. Pursuant to the venture agreements, AEW also purchased a warrant for $500. The warrant gives AEW the right to buy up to $20,000 of Boykin's preferred or common shares (at Boykin's election) for $16.48 a share. The warrant is exercisable after the two-year investment period, and expires one year after it becomes exercisable. The amount of the warrant will be reduced and eliminated under the terms of the agreement on a dollar for dollar basis as the last $20,000 of AEW's $50,000 of capital is invested. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and have a minimum cumulative annual dividend equivalent to $1.88 per common share, Boykin's current common share dividend.

3. NET INCOME PER SHARE AND PARTNERSHIP UNIT:

        Boykin Lodging's basic and diluted earnings per share for three months ended March 31, 1999 under SFAS No. 128, "Earnings per Share" are as follows:

                                                                1999       1998
                                                                ----       ----
          Basic earnings per common share                       $0.17     $0.32

          Diluted earnings per common share                     $0.17     $0.32


        Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At March 31, 1999 and 1998, a total of 1,291,000 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three months ended March 31, 1999 was 18,338,000. For the three months ended March 31, 1998 the basic and diluted weighted average number of common shares and limited partnership units outstanding was 12,658,000 and 12,763,000, respectively.

4.   CREDIT FACILITY:

        Boykin has an unsecured credit facility with a group of banks which, effective April 1, 1999, enables Boykin to borrow up to $200,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75% (6.6% at March 31, 1999), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension at Boykin's option. As of March 31, 1999 and December 31, 1998, outstanding borrowings against the credit facility were $158,000 and $156,000, respectively.

        The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 1999 and December 31, 1998.

5.   TERM NOTE PAYABLE:

        On May 22, 1998, OLP entered into a $130,000 term loan agreement. The loan expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at March 31, 1999 and December 31, 1998.

6.  PERCENTAGE LEASE AGREEMENTS:

        The percentage leases have noncancelable remaining terms ranging from two to ten years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended March 31, 1999 and 1998 was

$19,394 and $10,860, respectively, of which approximately $4,180 and $2,302, respectively, was in excess of minimum rent.

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

        Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 1999 to 2003 and in total thereafter are as follows:

                             Related Party       Other
                               Lessees          Lessees          Totals
                             -------------     ---------      -----------
Remainder of 1999              $  36,945       $  6,807       $  43,752
2000                              49,261          9,076          58,337
2001                              42,960          9,076          52,036
2002                              36,055          7,677          43,732
2003                              11,439          5,884          17,323
Thereafter                        26,409         23,067          49,476
                               ---------       --------       ---------
                               $ 203,069       $ 61,587       $ 264,656


7.  RELATED PARTY TRANSACTIONS:

        The Chairman, President and Chief Executive Officer of Boykin Lodging is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin's percentage lease revenue through March 31, 1999. At March 31, 1999 and December 31, 1998, Boykin had rent receivable of $5,039 and $4,748, respectively, due from related party lessees.

        Boykin Lodging paid Spectrum Design Services $287 for design services through March 31, 1999. Of this total, $120 was for design services, $126 represented purchasing services and $41 was reimbursement of expenses incurred while performing services for the hotels during 1999.

        At March 31, 1999 and December 31, 1998, Boykin had a payable to related party lessees of $770 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

8.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

        During the three-month periods ended March 31, 1999 and 1998, noncash financing transactions consisted of $8,626 and $7,207, respectively, of dividends and Partnership distributions which were declared but not paid as of March 31, 1999 and 1998, respectively.

        Interest paid during the three-month periods ended March 31, 1999 and 1998 was $4,998 and $1,598, respectively. In the first quarter of 1999, Boykin issued 17,277 common shares, valued at $217 under Boykin's Long-Term Incentive Plan.

9.   PRO FORMA FINANCIAL INFORMATION:

        The pro forma financial information set forth below for the first quarter of 1998 is presented as if the following significant transactions had been consummated as of January 1, 1998:

     -  the share offering of 4,500,000 common shares in February 1998;
     - the issuance of 3,109,606 common shares in May 1998 related to the Red Lion merger;
     -  the acquisitions of properties by Boykin in 1998; and
     -  Boykin's common share repurchase of 114,500 shares in 1998.

        The pro forma financial information is not necessarily indicative of what the actual results of operations of Boykin would have been assuming these transactions had been consummated as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                           Three Months
                                                                              Ended
                                                                          March 31, 1998
                                                                          --------------
Revenues:
  Lease revenue                                                              $ 18,791
  Interest income                                                                  39
                                                                             --------
Expenses:                                                                      18,830
  Real estate related depreciation and amortization                             6,516
  Real estate and personal property taxes, insurance and ground rent            2,400
  General and administrative                                                      799
  Interest expense                                                              4,676
  Amortization of deferred financing costs                                        168
                                                                             --------
                                                                               14,559
Net income before minority interest                                             4,271
Minority interest                                                                 453
                                                                             --------
Net income                                                                   $  3,818
                                                                             --------
                                                                             --------
Net income per share
  Basic                                                                      $    .22
  Diluted                                                                    $    .22


                            BOYKIN MANAGEMENT COMPANY
                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                               (AMOUNTS IN THOUSANDS)

                                                           (Unaudited)
                                                            March 31,     December 31,
ASSETS                                                        1999            1998
------                                                     -----------    ------------
Cash and cash equivalents                                   $ 19,101        $ 12,973
Accounts receivable:
  Trade, net of allowance for doubtful accounts
    of $130 and $166 at March 31, 1999 and
    December 31, 1998, respectively                            9,051           8,097
  Related party lessors                                          770           2,971
  Other                                                          244             178
Inventories                                                    2,568           2,060
Property and equipment, net                                      411             434
Investment in Boykin Lodging Company                             241             248
Prepaid expenses and other assets                              2,532           2,383
                                                            --------        --------
    Total assets                                            $ 34,918        $ 29,344
                                                            --------        --------
                                                            --------        --------

LIABILITIES AND MEMBERS' CAPITAL

Rent payable to related party lessors                       $  5,039        $  4,748
Accounts payable:
  Trade                                                        3,409           3,114
  Advance deposits                                             1,605             774
  Bank overdraft liability                                     4,980           4,806
Accrued expenses:
  Accrued payroll                                              1,560             633
  Accrued vacation                                             2,610           2,250
  Accrued sales, use and occupancy taxes                       2,067           1,856
  Accrued management fee                                       5,077           4,044
  Other accrued liabilities                                    5,463           3,080
                                                            --------        --------
  Total liabilities                                           31,810          25,305
                                                            --------        --------
Members' capital:
  Capital contributed                                          3,000           3,000
  Retained earnings                                              358           1,282
  Accumulated other comprehensive loss                          (250)           (243)
                                                            --------        --------
  Total members' capital                                       3,108           4,039
                                                            --------        --------
  Total liabilities and members' capital                    $ 34,918        $ 29,344
                                                            --------        --------
                                                            --------        --------

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY
                  LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                  1999                1998
                                                                  ----                ----
Revenues:
     Room revenue                                               $ 34,751            $ 32,518
     Food and beverage revenue                                    17,266              15,928
     Other hotel revenue                                           3,328               2,989
     Other revenue                                                   525                 755
                                                                --------            --------
         Total revenues                                           55,870              52,190
                                                                --------            --------

Expenses:
     Departmental expenses of hotels:
         Rooms                                                     8,733               8,001
         Food and beverage                                        12,717              12,161
         Other                                                     1,849               1,563

     Cost of goods sold of non-hotel operations                       15                 251
     Percentage lease expense                                     15,621              14,734
     General and administrative                                    6,204               5,937
     Advertising and promotion                                     3,040               2,631
     Utilities                                                     3,050               2,520
     Franchisor royalties and other charges                        1,726               1,683
     Repairs and maintenance                                       1,869               2,015
     Depreciation and amortization                                    30                  22
     Management fee expense                                        1,769               1,787
     Other expense                                                   171                  16
                                                                --------            --------
         Total expenses                                           56,794              53,321
                                                                --------            --------
Net loss                                                        $   (924)           $ (1,131)
                                                                --------            --------
                                                                --------            --------
Comprehensive loss                                              $   (931)           $ (1,131)
                                                                --------            --------
                                                                --------            --------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              BOYKIN MANAGEMENT COMPANY
                     LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                            1999          1998
                                                                          --------      --------
Cash flows from operating activities:
     Net loss                                                             $   (924)     $ (1,131)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                          30            22
         Changes in assets and liabilities:
            Accounts receivable                                              1,181        (9,894)
            Inventories                                                       (508)       (1,404)
            Prepaid expenses and other assets                                 (149)       (1,418)
            Rent payable                                                       291         1,591
            Accounts payable                                                 1,300         1,799
            Other accrued liabilities                                        4,914         9,270
                                                                          --------      --------
         Net cash provided by (used for) operating activities                6,135        (1,165)
                                                                          --------      --------

Cash flows from investing activities:
     Property additions                                                         (7)          (75)
                                                                          --------      --------
         Net cash used for investing activities                                 (7)          (75)
                                                                          --------      --------
Cash flows from financing activities                                            --            --
                                                                          --------      --------
         Net cash used for financing activities                                 --            --
                                                                          --------      --------
Net increase in cash and cash equivalents                                    6,128        (1,240)

Cash and cash equivalents, beginning of period                              12,973         6,862
                                                                          --------      --------
Cash and cash equivalents, end of period                                  $ 19,101      $  5,622
                                                                          --------      --------
                                                                          --------      --------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN MANAGEMENT COMPANY
                    LIMITED LIABILITY COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

     Pursuant to formation transactions related to the November 4, 1996 initial public offering of Boykin Lodging, Boykin Management Company ("former BMC") and Bopa Design Company (doing business as Spectrum Services), wholly owned subsidiaries of The Boykin Company ("TBC"), were merged into subsidiaries of BMC. In addition, Purchasing Concepts, Inc. ("PCI") contributed its assets to a subsidiary of BMC and that subsidiary assumed PCI's liabilities. TBC and PCI are related through common ownership. BMC and its subsidiaries are the successors to the businesses of former BMC, Spectrum Services and PCI. As BMC, former BMC, Spectrum Services and PCI were related through common ownership, there were no purchase accounting adjustments to the historical carrying values of the assets and liabilities of former BMC, Spectrum Services and PCI upon merger into or contribution to the subsidiaries of BMC

3.   BASIS OF PRESENTATION:

     The separate financial statements of BMC's subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to BMC's consolidated financial statements and footnotes thereto included in Boykin Lodging's annual report on Form 10-K for the year ended December 31, 1998.

4.   PERCENTAGE LEASE AGREEMENTS:

     BMC LEASES ON 15 HOTELS

     BMC leases 15 hotels (the "BMC Hotels") from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio
(2); Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; and French Lick, Indiana.

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

     WESTBOY LEASE ON TEN DOUBLETREE HOTELS

     Effective January 1, 1998, Westboy, LLC ("Westboy"), a wholly-owned subsidiary of BMC, entered into a long term lease agreement with Red Lion Inns Operating L.P. ("OLP") with terms similar to those described above. OLP was acquired by Boykin Lodging Company on May 22, 1998. The ten DoubleTree-licensed hotels (the "DoubleTree Hotels") leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Promus Hotel Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.

     Future minimum rent (ignoring CPI increases) to be paid by BMC and Westboy under their respective percentage lease agreements at March 31, 1999 for each of the years in the period 1999 to 2003 and in total thereafter is as follows:

         Remainder of 1999                   $  36,945
         2000                                   49,261
         2001                                   42,960
         2002                                   36,055
         2003                                   11,439
         Thereafter                             26,409
                                             ---------
                                             $ 203,069


5.   RELATED PARTY TRANSACTIONS:

     Percentage lease expense payable to the Partnership (including OLP in 1999) was $15,621 and $8,647 for the three months ended March 31, 1999 and 1998, respectively.

     At March 31, 1999 and December 31, 1998, BMC (including Westboy) had receivables from the Partnership (including OLP) of $770 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

     At March 31, 1999 and December 31, 1998, BMC (including OLP) had payables to the Partnership (including OLP) of $5,039 and $4,748, respectively, for amounts due pursuant to the percentage leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

     Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

         - acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost;

         - developing strategic alliances and relationships with both a network of high-quality hotel operators and franchisors of the hotel industry's premier upscale brands; and

         -    maximizing revenue growth in our hotels through -

              -  strong management performance from our lessee/operators;

              -  selective renovation;

              -  expansion and development; and

              -  brand repositioning.

BOYKIN'S FORMATION AND RECENT EVENTS

     On November 4, 1996, we completed our IPO issuing a total of 9.5 million common shares. In conjunction with our IPO, we contributed approximately $133.9 million to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and we loaned $40 million to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties and another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility. We do all of our business through the Partnership.

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

     We currently own 31 hotels containing a total of 8,689 guest rooms located in 16 different states.

     Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. The lessees' ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 1999

     Refer to the "Results of Operations" section below for discussion of our first quarter results compared to 1998 as well as the operational results of BMC.

     During the first quarter, we continued our renovation program, spending $6.5 million, or approximately ten percent of hotel sales. The majority of these capital expenditures went into four of our DoubleTree hotels, which underwent major guest room renovations. We plan on spending a total of approximately $25 million in 1999, which is approximately eight percent of our expected hotel revenues. The majority of this amount will be spent renovating six of our DoubleTree hotels, as part of a $20 million renovation program expected to be complete by mid-2000. We also plan on renovating guest rooms and public space at our Cleveland Marriott East, Holiday Inn Minneapolis West and Radisson Hotel Mt. Laurel. We believe it is important to keep our hotels in first-class condition in an effort to outperform the competition and to deliver superior REVPAR gains, and we are focusing our renovation activities on hotels in areas with the highest revenue potential. We also believe the long-term demand for rooms in most of our markets will continue to grow and therefore we expect to continue to implement our renovation plans aggressively.

     On February 1, 1999, we formed a joint venture with AEW Partners III, L.P. ("AEW"), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm that manages a portfolio of approximately $6 billion. This joint venture provides us with the ability to continue our acquisition and growth strategies with private capital at a time when public capital sources are limited, and when we expect to see attractive buying opportunities. AEW will provide $50 million of equity capital for the joint venture, and we will provide approximately $17 million and serve as the operating member of the joint venture. Combined with debt financing, the initial capital commitments would allow the joint venture to complete approximately $175 million of acquisitions over a 24-month period. The joint venture agreement also contains provisions for AEW and Boykin to double their respective capital commitments under certain circumstances, which could result in total acquisitions by the joint venture of approximately $350 million. In addition, as part of the transaction, we will receive incentive returns based on the performance of acquired assets as well as other compensation as a result of the joint venture's activities.

     Looking at the remainder of the year and beyond, we are optimistic about our portfolio's growth prospects. In spite of new hotels opening this year in certain of our markets, we anticipate a positive impact on our results of operations stemming from the hotels we renovated and repositioned in 1998 and those we are renovating in 1999. We continue to actively seek acquistions, but we are being selective in terms of yield and earnings criteria. We continue to actively market the sale of our four non-strategic DoubleTree hotels acquired last May, however, we have decided to pull our two hotels near Charlotte, North Carolina off the market as the offers we received were too low and these two hotels generate solid cash flows. We also continue to consider expansions at a few of our hotels as well as the development or sale of land parcels to maximize the value of our portfolio.

RESULTS OF OPERATIONS

     The following discusses our results of operations and those of BMC for the quarter ended March 31, 1999 compared to the same period in 1998.

BOYKIN LODGING COMPANY

Quarter ended March 31, 1999 compared to 1998

     Our percentage lease revenue increased 78.6% to $19.4 million in 1999, from $10.9 million for the same period in 1998 because the number of hotels we owned increased from 19 to 31 at March 31, 1998 and 1999, respectively. Percentage lease revenue payable by BMC and Westboy represented $15.6 million, or 80.5% of total percentage lease revenue in the 1999 period, compared to $8.6 million, or 79.6% of total percentage lease revenue, in 1998. The increase in percentage lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy, which commenced upon completion of the Red Lion merger.

     Net income decreased to $2.9 million for the three months ended March 31, 1999, compared to $3.6 million in 1998. As a percent of total revenue, net income decreased to 14.8% in 1999 from 33.4% in 1998, primarily resulting from the following items:

         - an increase in real estate related depreciation and amortization from $3.2 million, or 29.5% of total revenues in 1998, to $7.1 million, or 36.7% in 1999;

         - an increase in interest expense to $5.0 million in 1999, or 25.6% of total revenues, compared to $1.2 million, or 10.7%, in 1998.

     The increase in the size of our hotel portfolio caused these increases. New debt associated with our 1998 acquisitions and the Red Lion merger increased our interest expense in 1999, despite lower average interest rates in 1999 compared to 1998.

     General and administrative expenses increased $.6 million to $1.4 million, or 7.3% of revenues, primarily due to increased payroll expense related to the increase in the size of our portfolio.

     Our funds from operations ("FFO") for the quarter ended March 31, 1999 was $10.1 million compared to $7.2 million in 1998. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs.

     We compute FFO in accordance with the NAREIT White Paper, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended March 31, 1999 and 1998, respectively, (in thousands):

                                                                1999        1998
                                                                ----        ----
Net income                                                   $  2,882     $ 3,649

Real estate related depreciation and amortization               7,140       3,220
Minority interest                                                 278         424
FFO applicable to joint venture minority interest                (199)        (71)
                                                             --------     -------
Funds from operations                                        $ 10,101     $ 7,222
                                                             --------     -------
                                                             --------     -------


     The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 1999, regardless of ownership:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    1999         1998 (a)
                                                    ----         --------
All hotels (31 hotels)
     Hotel revenues                              $ 68,461        $ 66,438
     REVPAR                                      $  56.52        $  55.43
     Occupancy                                      61.4%           60.4%
     Average daily rate                          $  92.07        $  91.79
Initial Hotels (9 hotels)
     Hotel revenues                              $ 21,280        $ 21,214
     REVPAR                                      $  67.43        $  67.03
     Occupancy                                      70.2%           70.2%
     Average daily rate                          $  96.09        $  95.50
DoubleTree Portfolio (10 hotels)
     Hotel revenues                              $ 25,527        $ 25,034
     REVPAR                                      $  52.64        $  52.58
     Occupancy                                      62.9%           62.5%
     Average daily rate                          $  83.69        $  84.15
Acquired Hotels (12 hotels) (b)
     Hotel revenues                              $ 21,654        $ 20,190
     REVPAR                                      $  52.05        $  49.41
     Occupancy                                      53.3%           51.0%
     Average daily rate                          $  97.56        $  96.93


(a) includes predecessors' results.

(b) Represents the operating results of hotels acquired by Boykin since our IPO, other than the DoubleTree portfolio.

BMC

Quarter ended March 31, 1999 compared to 1998

     For the quarter ended March 31, 1999, BMC's hotel revenues increased 7.6%, to $55.3 million, compared to $51.4 million for the same period in 1998. The increase was primarily because of the March 12, 1998 commencement of the percentage leases related to the Highpoint Radisson and Knoxville Hilton, from which BMC experienced a full quarter's results of operations in 1999. The increase was also due to increased revenues at Florida hotels and the DoubleTree portfolio in 1999 compared to 1998.

     Percentage lease expense for the quarter ended March 31, 1999 increased 6.0%, to $15.6 million, compared to $14.7 million for the same period in 1998, primarily due to a full quarter in 1999 from the Highpoint and Knoxville hotels. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $41.2 million in the quarter ended March 31, 1999 compared to $38.3 million for the same period in 1998. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased slightly to 74.4% in 1999 from 74.5% in 1998, resulting in a slightly smaller net loss of $.9 million for the quarter ended March 31, 1999 compared to a net loss of $1.1 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow from the percentage leases. The lessees' obligations under the percentage leases are largely unsecured and the lessees' ability to make rent payments to the Partnership under the percentage leases, are substantially dependent on the lessees' ability to generate sufficient cash flow from the operation of the hotels.

     During 1997, 1998, and the first quarter of 1999, BMC realized net income (loss) of $1,681, $47, and ($924), respectively. The loss in the first quarter is consistent with the first quarter of 1998 and is due to the seasonality of BMC's business as 20 out of BMC's 25 hotels maintain higher occupancy rates in the second and third quarters. At March 31, 1999 BMC had total members' capital of $3.1 million, and total cash of $19.1 million.

     As of March 31, 1999, we had $.9 million of unrestricted cash and cash equivalents, $3.2 million of restricted cash for the payment of capital expenditures, real estate tax and insurance and we had outstanding borrowings totaling $158.0 million and $130.0 million against our credit facility and term note payable, respectively. In May 1999, the borrowings under our credit facility increased to $164.0 million, primarily to fund capital expenditures for significant renovations at four DoubleTree hotels.

     Effective April 1, 1999, we have a $200 million credit facility available, as limited under the terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million term note payable, please see Notes 4 and 5, respectively, of the notes to consolidated financial statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

     In November 1997, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities over two years. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof, and may be issued at various times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. The 4.5 million common shares sold in the February 28, 1998 offering were sold under this registration statement.

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

YEAR 2000 COMPLIANCE - BOYKIN LODGING

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, computerized systems, which include information and non-information technology systems, and applications used by us, are being reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial, information and operational systems are Year 2000 compliant.

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

     There can be no assurance that the efforts related to the hotel properties will be sufficient to make these properties' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the hotel property guest check-in, billing and accounting functions. Certain physical hotel property machinery and equipment could also fail, resulting in safety risks and customer dissatisfaction. We cannot predict at this time the most reasonably likely worst case scenario relating to Year 2000 issues.

Year 2000 Project Costs

     We estimate that total unexpended costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts for the corporate assurance that actual costs will not exceed this amount. During 1998 and the first quarter of 1999, we spent approximately $2.3 million related to computerized systems and equipment which are Year 2000 compliant. The vast majority of our costs to remediate this issue are capital in nature and therefore do not affect our funds from operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     In 1998 we entered into a $130 million term note payable which bears interest at a fixed rate of 6.9% for ten years, and a new fixed rate to be determined thereafter. The term note requires interest only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The term note expires in June 2023. Assuming a 10% increase in interest rates as of March 31, 1999, the fair market value of the term note payable would be approximately $126.1 million.

     In 1998, we also entered into a new unsecured credit facility with a group of banks, which, effective April 1, 1999 enables us to borrow up to $200 million, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 1.75%. Due to changes in the U.S. and global economy, interest rates fluctuate regularly which creates risk that these rates may increase in the future, which would adversely impact our interest expense and cash flows.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     Our company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 1, 1999 in connection with the formation of the joint venture with AEW, Boykin, in a private transaction exempt from the registration requirement of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act, (i) entered into a Stock Purchase Option Agreement with AEW pursuant to which AEW, after the end of the two-year investment period, will have the option to convert its capital invested in the joint venture into Boykin convertible preferred shares and (ii) sold AEW one warrant for $500,000. The grant of the option under the Stock Purchase Option Agreement was made for $10 and other good and valuable consideration. The Stock Purchase Option Agreement was entered as part of the larger joint venture arrangement with AEW. As a result, the consideration for the option can not be quantified.

     If issued pursuant to the Stock Purchase Option Agreement upon the conversion of AEW's capital invested in the joint venture the preferred shares will be convertible into common shares at $16.48 per common share and have a minimum cumulative annual dividend currently equivalent to $1.88 per common share, Boykin's current common share annual dividend.

     The warrant gives AEW the right to buy up to $20 million of Boykin's preferred or common shares (at Boykin's option) for $16.48 per share. The warrant is exercisable after the two-year investment period, and expires one year after it becomes exercisable. The amount of the warrant will be reduced and eliminated on a dollar-for-dollar basis as the last $20 million of AEW's capital is invested under joint venture agreements. See Note 2 to the consolidated financial statements of Boykin Lodging Company included in this Form 10-Q for further information relating the terms of the Stock Purchase Option Agreement and the warrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         2.1***     Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                    Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                    Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                    Corporation I, Inc., Boykin Acquisition Corporation II,
                    Inc., and Boykin Acquisition Partnership, L.P.
         3.1*       Amended and Restated Articles of Incorporation
         3.2*       Code of Regulations
         4.1*       Specimen Share Certificate
         10.1*      Limited Partnership Agreement of Boykin Hotel Properties, L.P.
         10.2*      Form of Registration Rights Agreement
         10.3*      Long-Term Incentive Plan
         10.4*      Directors' Deferred Compensation Plan
         10.5*      Employment Agreement between Boykin Lodging and Robert W. Boykin
         10.6*      Employment Agreement between Boykin Lodging and Raymond P.
                    Heitland
         10.7*      Employment Agreement between Boykin Lodging and Mark L. Bishop
         10.8*      Form of Percentage Lease
         10.9*      Intercompany Convertible Note
         10.10*     Agreements with General Partners of the Contributed
                    Partnerships
         10.11*     Form of Noncompetition Agreement
         10.12*     Alignment of Interests Agreement
         10.13**    Description of Employment Arrangement between Boykin Lodging and Paul A. O'Neil
         10.14***   Description of Employment Arrangement between Boykin Lodging and Richard C. Conti
         10.15****  Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999.
         10.16      Stock Purchase Option Agreement by and among Boykin Lodging
                    Company, Boykin Hotel Properties, L.P. and AEW Partners III,
                    L.P. dated as of February 1, 1999.



         10.17      Warrant to Purchase Class A Cumulative Preferred Stock,
                    Series 1999-A of Boykin Lodging Company dated as of February
                    1, 1999.
         10.18      Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.
         27         Financial Data Schedule

            * Incorporated by reference from Amendment No. 3 to Boykin Lodging's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996.
                    Each of the above exhibits has the same exhibit number in the Form S-11.

            ** Incorporated by reference from Boykin Lodging's Form 10-Q for the quarter ended June 30, 1997.

           *** Incorporated by reference from Boykin Lodging's Form 10-Q for the quarter ended June 30, 1998.

          **** Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

     (b)  Reports on Form 8-K

Date Filed                               Items Reported                 Summary
------------------------------        ---------------------        -----------------------------------------
(1)  March 3, 1999 (date of           Item 5 (other events)        Boykin announced the formation of a
     Report- February 1, 1999)                                     joint venture with AEW Partners III, L.P.


                            FORWARD LOOKING STATEMENTS

         This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Boykin Lodging, its directors or its officers with respect to:

-   Leasing, management or performance of the hotels,
-   Adequacy of reserves for renovation and refurbishment,
-   Potential acquisitions and dispositions by Boykin,
-   Boykin's financing plans,
- Boykin's policies regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters, and
- Trends affecting Boykin's or any hotel's financial condition or results of operations

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


                                       /s/ Robert W. Boykin
                                       -------------------------
May 14, 1999                               Robert W. Boykin
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Paul A. O'Neil
                                       -------------------------
May 14, 1999                               Paul A. O'Neil
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

         Exhibits
         --------
         2.1***     Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                    Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                    Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                    Corporation I, Inc., Boykin Acquisition Corporation II,
                    Inc., and Boykin Acquisition Partnership, L.P.
         3.1*       Amended and Restated Articles of Incorporation
         3.2*       Code of Regulations
         4.1*       Specimen Share Certificate
         10.1*      Limited Partnership Agreement of Boykin Hotel Properties, L.P.
         10.2*      Form of Registration Rights Agreement
         10.3*      Long-Term Incentive Plan
         10.4*      Directors' Deferred Compensation Plan
         10.5*      Employment Agreement between Boykin Lodging and Robert W. Boykin
         10.6*      Employment Agreement between Boykin Lodging and Raymond P. Heitland
         10.7*      Employment Agreement between Boykin Lodging and Mark L. Bishop
         10.8*      Form of Percentage Lease
         10.9*      Intercompany Convertible Note
         10.10*     Agreements with General Partners of the Contributed
                    Partnerships
         10.11*     Form of Noncompetition Agreement
         10.12*     Alignment of Interests Agreement
         10.13**    Description of Employment Arrangement between Boykin Lodging and Paul A. O'Neil
         10.14***   Description of Employment Arrangement between Boykin Lodging and Richard C. Conti
         10.15****  Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999.




         10.16      Stock Purchase Option Agreement by and among Boykin Lodging
                    Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P.
                    dated as of February 1, 1999.
         10.17      Warrant to Purchase Class A Cumulative Preferred Stock,
                    Series 1999-A of Boykin Lodging Company dated as of
                    February 1, 1999.
         10.18      Registration Rights Agreement by and among Boykin Lodging
                    Company and AEW Partners III, L.P. dated as of February 1, 1999.
         27         Financial Data Schedule

         * Incorporated by reference from Amendment No. 3 to Boykin Lodging's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996.
                    Each of the above exhibits has the same exhibit number in the Form S-11.

         ** Incorporated by reference from Boykin Lodging's Form 10-Q for the quarter ended June 30, 1997.

         *** Incorporated by reference from Boykin Lodging's Form 10-Q for the quarter ended June 30, 1998.

         **** Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].