Form 10-Q
period 1999-06-30
BOYKIN LODGING CO
filed 1999-08-16
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999   Commission file number 001-11975


                             BOYKIN LODGING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


              Ohio                                     34-1824586
-------------------------------------   ---------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

    Guildhall Building, Suite 1500,
         45 W. Prospect Avenue
            Cleveland, Ohio                                44115
---------------------------------------  --------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

                                 (216) 430-1200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         The number of common shares, without par value, outstanding as of August 13, 1999: 17,146,209

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                             BOYKIN LODGING COMPANY
                          INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:
         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
              and December 31, 1998................................................  3
         Consolidated Statements of Income for the Three and Six Months
              Ended June 30, 1999 and 1998 (unaudited).............................  4
         Consolidated Statement of Shareholders' Equity for the Six Months
              Ended June 30, 1999 (unaudited)......................................  5
         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1999 and 1998 (unaudited).............................  6
         Notes to Consolidated Financial Statements................................  7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
              and December 31, 1998................................................ 12
         Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 1999 and 1998 (unaudited)............................. 13
         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1999 and 1998 (unaudited)............................. 14
         Notes to Consolidated Financial Statements................................ 15

                             BOYKIN LODGING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                             (Unaudited)
                                                               June 30,    December 31,
                                                                 1998         1999
                                                             -----------   ------------
                                   ASSETS

Investment in hotel properties, net                             $594,271    $595,132

Cash and cash equivalents                                          2,170       5,643

Rent receivable from lessees:
   Related party lessees                                           8,958       4,748
   Third party lessees                                             1,667         547

Deferred expenses, net                                             3,331       3,159

Restricted cash                                                    3,029       4,330

Other assets                                                       1,330       1,503
                                                               ---------   ---------

                                                                $614,756    $615,062
                                                               ---------   ---------
                                                               ---------   ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings against credit facility                              $163,000    $156,000

Term note payable                                                130,000     130,000

Accounts payable and accrued expenses                              8,363       6,521

Dividends/distributions payable                                    8,665       8,618

Due to lessees:
  Related party lessees                                              802       2,971
  Third party lessees                                              1,329       1,775

Minority interest in joint ventures                               11,287      11,251

Minority interest in operating partnership                        11,140      11,710

Shareholders' equity:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                    --          --
 Common shares, without par value; 40,000,000 shares
    authorized; 17,144,082 and 17,044,361 shares outstanding
    June 30, 1999 and December 31, 1998, respectively,              --          --
 Additional paid-in capital                                      309,402     307,512
 Retained deficit                                                (27,960)    (21,296)
Unearned compensation - restricted shares                         (1,272)       --
                                                               ---------   ---------

Total shareholders' equity                                       280,170     286,216
                                                               ---------   ---------
                                                                $614,756    $615,062
                                                               ---------   ---------
                                                               ---------   ---------

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                               ----------------------       ---------------------
                                                                1999           1998           1999          1998
                                                               -------        -------       -------       -------
Revenues:
   Lease revenue from related party                            $19,547        $13,955       $35,168       $22,601
   Other lease revenue                                           4,305          3,409         8,078         5,622
   Interest income                                                  95            128           163           182
                                                               -------        -------       -------       -------
                                                                23,947         17,492        43,409        28,405
                                                               -------        -------       -------       -------

Expenses:
   Real estate related depreciation and amortization             7,107          5,096        14,247         8,316
   Real estate and personal property taxes, insurance
          and ground rent                                        2,873          2,036         5,470         3,560
   General and administrative                                    1,575          1,103         3,002         1,901
   Interest expense                                              5,005          2,583         9,983         3,751
   Amortization of deferred financing costs                        159            145           318           275
                                                               -------        -------       -------       -------
                                                                16,719         10,963        33,020        17,803
                                                               -------        -------       -------       -------


Income before minority interests and extraordinary item          7,228          6,529        10,389        10,602

Minority interest in joint ventures                               (219)          (201)         (332)         (245)

Minority interest in operating partnership                        (478)          (470)         (644)         (850)
                                                               -------        -------       -------       -------
Income before extraordinary item                                 6,531          5,858         9,413         9,507
                                                               -------        -------       -------       -------
Extraordinary item- Loss on early extinguishment of
debt, net of minority interest of $110                              --         (1,138)           --        (1,138)
                                                               -------        -------       -------       -------

Net income applicable to common shares                          $6,531         $4,720        $9,413        $8,369
                                                               -------        -------       -------       -------
                                                               -------        -------       -------       -------
Earnings per share:
    Basic                                                         $.38           $.31          $.55          $.63
    Diluted                                                       $.38           $.31          $.55          $.62


Weighted average number of common shares outstanding:
   Basic                                                        17,082         15,412        17,065        13,388
   Diluted                                                      17,082         15,436        17,065        13,462


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                   Unearned
                                                                     Additional                  Compensation
                                                 Common               Paid-In        Retained     Restricted
                                                 Shares               Capital         Deficit       Shares          Total
                                               ----------             --------       ---------      -------       --------
Balance, December 31, 1998                     17,044,361             $307,512       $(21,296)      $    --       $286,216

Issuance of common shares                          99,721                1,390             --        (1,390)            --

Issuance of share warrant                              --                  500             --            --            500

Dividends declared                                     --                   --        (16,077)           --        (16,077)

Amortization of unearned compensation                  --                   --             --           118            118

Net income                                             --                   --          9,413            --          9,413
                                               ----------             --------       --------       -------       --------
Balance, June 30, 1999                         17,144,082             $309,402       $(27,960)      $(1,272)      $280,170
                                               ----------             --------       --------       -------       --------
                                               ----------             --------       --------       -------       --------


         The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                1999                     1998
                                                                             ----------               ----------
Cash flows from operating activities:
   Net income                                                                 $  9,413                $   8,369
   Adjustments to reconcile net income to net cash flow provided by operating activities-
       Extraordinary item-noncash loss on early extinguishment of debt              --                    1,138
       Depreciation and amortization                                            14,565                    8,591
       Amortization of unearned compensation                                       118                       --
       Minority interests                                                          976                    1,095
       Changes in assets and liabilities-
         Rent receivable                                                        (5,330)                  (5,726)
         Restricted cash                                                         1,301                       --
         Other                                                                      96                      689
         Accounts payable and accrued expenses                                   1,842                    3,389
         Due to lessees                                                         (2,615)                     308
                                                                              --------                ---------
                Net cash flow provided by operating activities                  20,366                   17,853
                                                                              --------                ---------

Cash flows from investing activities:
   Acquisitions of Red Lion Inns Operating L.P., net of commonshares
     issued of $80,333 and cash acquired of $11                                     --                 (191,004)
   Acquisition of hotel properties, net of joint venture contribution               --                  (76,288)
   Improvements and additions to hotel properties, net                         (13,281)                 (17,563)
                                                                              --------                ---------

                Net cash flow used for investing activities                    (13,281)                (284,855)
                                                                              --------                ---------

Cash flows from financing activities:
      Payments of dividends and distributions                                  (17,243)                 (12,100)
      Borrowings against credit facility                                         7,000                  148,200
      Repayment of borrowings against credit facility                               --                  (96,750)
      Term note borrowing                                                           --                  130,000
      Payment of deferred financing costs                                         (520)                  (2,975)
      Net proceeds from issuance of common shares                                   --                  104,563
      Proceeds from issuance of share warrant                                      500                       --
      Distributions to joint venture minority interest partners, net              (295)                    (138)
      Cash payments for redemption of certain limited partnership interests         --                     (967)
                                                                              --------                ---------
                Net cash flow (used for) provided by financing activities      (10,558)                 269,833
                                                                              --------                ---------

Net change in cash and cash equivalents                                         (3,473)                   2,831
Cash and cash equivalents, beginning of period                                   5,643                    1,855
                                                                              --------                ---------
Cash and cash equivalents, end of period                                      $  2,170                $   4,686
                                                                              --------                ---------
                                                                              --------                ---------


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

               (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1.   BACKGROUND:

        Boykin Lodging Company is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. Boykin's principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin's hotels. The lessees' ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

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

      On February 24, 1998, Boykin completed a follow-on public equity offering, issuing an additional 4,500,000 common shares. The net proceeds of approximately $106,313 were contributed to the Partnership, increasing Boykin Lodging Company's ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

      On May 22, 1998 Boykin completed its merger with Red Lion Inns Limited Partnership, in which Boykin acquired Red Lion Inns Operating L.P. ("OLP"), which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, Boykin issued 3,109,606 million common shares and paid approximately $35,305 in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155,710 and common shares issued valued at $80,333, was $271,348. The common shares issued in the merger were valued at $25.83 per share, the five-day average trading price of Boykin's shares before the merger announcement. The issuance of Boykin's common shares in the merger increased Boykin Lodging's ownership percentage in the Partnership to 92.2%.

     As part of Boykin's acquisitions in 1997 and 1998, Boykin established new strategic alliances with four hotel operators and purchased five hotels with them through joint venture structures. The following table sets forth the joint venture agreements established in 1997 and 1998:

                                         Boykin      Lessee/JV
                           Lessee/JV    Ownership    Ownership                                         Date of Hotel
 Name of Joint Venture      Partner    Percentage    Percentage     Hotel Owned Under Joint Venture       Purchase
 ---------------------      -------    ----------    ----------     -------------------------------       --------
BoyStar Ventures, L.P.     MeriStar        91%           9%          Holiday Inn Minneapolis West         July 1997
Shawan Road Hotel L.P.     Davidson        91%           9%           Marriott's Hunt Valley Inn          July 1997
Boykin San Diego LLC       Outrigger       91%           9%        Hampton Inn San Diego Airport/Sea
                                                                                World                  November 1997
Boykin Kansas City LLC     MeriStar        80%          20%            DoubleTree Kansas City          November 1997
RadBoy Mt. Laurel LLC      Radisson        85%          15%            Radisson Hotel Mt. Laurel          June 1998

        As of June 30, 1999 Boykin owned 31 hotels containing a total of 8,689 guest rooms located in 16 different states.

BASIS OF PRESENTATION

        Boykin Lodging exercises unilateral control over the Partnership. Therefore, the separate financial statements of Boykin Lodging, the Partnership, OLP, and the joint ventures discussed above are consolidated. All significant intercompany transactions and balances have been eliminated.

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin's annual report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.   JOINT VENTURE WITH AEW:

         On February 1, 1999, Boykin formed a joint venture with AEW Partners III, L.P. ("AEW"), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. AEW will provide $50,000 of equity capital for the joint venture, and Boykin will provide approximately $17,000 and serve as the operating member of the joint venture. Due to its ownership interest of 25% in the joint venture, Boykin accounts for its investment utilizing the equity method.

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

         After the end of the two-year investment period, AEW has the option to convert its capital invested in the joint venture into Boykin convertible preferred shares. Pursuant to the venture agreements, AEW also purchased a warrant for $500. The warrant gives AEW the right to buy up to $20,000 of Boykin's preferred or common shares (at Boykin's election) for $16.48 a share. The warrant is exercisable after the two-year investment period, and expires one year after it becomes exercisable. The amount of the warrant will be reduced and eliminated under the terms of the agreement on a dollar for dollar basis as the last $20,000 of AEW's $50,000 of capital is invested. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and have a minimum cumulative annual dividend equivalent to $1.88 per common share, Boykin's current common share dividend. As of June 30, 1999 there were no acquisitions made nor operations related to the joint venture.

3. NET INCOME PER SHARE AND PARTNERSHIP UNIT:

     Boykin Lodging's basic and diluted earnings per share for the three and six months ended June 30, 1999 under SFAS No. 128, "Earnings per Share" are as follows:

                                                         Three Months Ended                  Six Months Ended
                                                           June 30, 1999                       June 30, 1999
                                                           -------------                       -------------

                                                      1999                1998             1999             1998
                                                    --------            --------         --------         --------
  Basic earnings per common share                    $ .38               $ .31            $ .55            $ .63

  Diluted earnings per common share                  $ .38               $ .31            $ .55            $ .62

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At June 30, 1999 and 1998, a total of 1,291,000 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three and six months ended June 30, 1999 was 18,374,000 and 18,356,000, respectively.

4.   CREDIT FACILITY:

     Boykin has an unsecured credit facility with a group of banks which, effective April 1, 1999, enables Boykin to borrow up to $200,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 2.25% (6.7% at June 30, 1999), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension at Boykin's option. As of June 30, 1999 and December 31, 1998, outstanding borrowings against the credit facility were $163,000 and $156,000, respectively.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 1999 and December 31, 1998.

5.   TERM NOTE PAYABLE:

     On May 22, 1998, OLP entered into a $130,000 term loan agreement. The loan expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain compliance with certain financial covenants. OLP was in compliance with these covenants at June 30, 1999 and December 31, 1998.

6.  PERCENTAGE LEASE AGREEMENTS:

     The percentage leases have noncancelable remaining terms ranging from two to nine years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended June 30, 1999 and 1998 was $23,852 and $17,364 respectively, of which approximately $8,622 and $5,456 respectively, was in excess of minimum rent. Percentage lease revenue for the six months ended June 30, 1999 and 1998 was $43,246 and $28,223, respectively, of which approximately $12,802 and $7,758, respectively, was in excess of minimum rent.

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

     Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 1999 to 2003 and in total thereafter are as follows:

                                              Related Party       Other
                                                 Lessees         Lessees        Totals
                                                 -------         -------        ------
             Remainder of 1999                  $ 24,630         $ 4,538       $ 29,168
             2000                                 49,261           9,076         58,337
             2001                                 42,960           9,076         52,036
             2002                                 36,055           7,677         43,732
             2003                                 11,439           5,884         17,323
             Thereafter                           26,409          23,067         49,476
                                                --------         -------       --------

                                                $190,754         $59,318       $250,072

7.  RELATED PARTY TRANSACTIONS:

     The Chairman, President and Chief Executive Officer of Boykin Lodging is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin's percentage lease revenue through June 30, 1999. At June 30, 1999 and December 31, 1998, Boykin had rent receivable of $8,958 and $4,748, respectively, due from related party lessees.

     Boykin Lodging paid Spectrum Design Services, a subsidiary of BMC, $465 for design and other services through June 30, 1999. Of this total, $228 was for design services, $194 represented purchasing services and $43 was reimbursement of expenses incurred while performing services for the hotels during 1999.

     At June 30, 1999 and December 31, 1998, Boykin had a payable to related party lessees of $802 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

8.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     During the six-month periods ended June 30, 1999 and 1998, noncash financing transactions consisted of $8,665 and $8,671 respectively, of dividends and Partnership distributions which were declared but not paid as of June 30, 1999 and 1998, respectively.

     Interest paid during the six-month periods ended June 30, 1999 and 1998 was $10,063 and $1,147 respectively. In the first half of 1999, Boykin issued 99,721 common shares, valued at $1,390 under Boykin's Long-Term Incentive Plan.

9.   PRO FORMA FINANCIAL INFORMATION:

     The pro forma financial information set forth below for the six months ended June 30, 1998 is presented as if the following significant transactions had been consummated as of January 1, 1998:

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

                                                                                        Six Months Ended
                                                                                          June 30, 1998
                                                                                          -------------
Revenues:
         Lease revenue                                                                       $41,411
         Interest income                                                                         167
                                                                                            --------
                                                                                              41,578
                                                                                            --------
Expenses:
         Real estate related depreciation and amortization                                    13,307
         Real estate and personal property taxes, insurance and ground rent                    4,954
         General and administrative                                                            1,901
         Interest expense                                                                      9,556
         Amortization of deferred financing costs                                                334
                                                                                            --------
                                                                                            --------


Net income before minority interest and extraordinary item                                    11,526

Minority interest                                                                              1,046
                                                                                            --------

Income before extraordinary item                                                             $10,480
                                                                                            --------
                                                                                            --------

Income per share before extraordinary item
         Basic                                                                                  $.61
         Diluted                                                                                $.61

                             BOYKIN MANAGEMENT COMPANY

                    LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                     AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                               (AMOUNTS IN THOUSANDS)

                                                                                  (Unaudited)
                                                                                    June 30,          December 31,
ASSETS                                                                               1999                1998
------                                                                            ------------        ------------
Cash and cash equivalents                                                             $ 22,994            $ 12,973

Accounts receivable:
     Trade, net of allowance for doubtful accounts of $111 and $166 at
         June 30, 1999 and December 31, 1998, respectively                              10,533               8,097
     Related party lessors                                                                 802               2,971
     Other                                                                                 429                 178

Inventories                                                                              2,289               2,060

Property and equipment, net                                                                385                 434

Investment in Boykin Lodging Company                                                       284                 248

Prepaid expenses and other assets                                                        2,289               2,383
                                                                                  ------------        ------------

     Total assets                                                                     $ 40,005            $ 29,344
                                                                                  ------------        ------------
                                                                                  ------------        ------------

LIABILITIES AND MEMBERS' CAPITAL

Rent payable to related party lessors                                                 $  8,958            $  4,748

Accounts payable:
     Trade                                                                               3,584               3,114
     Advance deposits                                                                    1,209                 774
     Bank overdraft liability                                                            5,478               4,806

Accrued expenses:
     Accrued payroll                                                                     1,959                 633
     Accrued vacation                                                                    2,785               2,250
     Accrued sales, use and occupancy taxes                                              2,364               1,856
     Accrued management fee                                                              2,823               4,044
     Other accrued liabilities                                                           5,947               3,080
                                                                                  ------------        ------------

     Total liabilities                                                                  35,107              25,305
                                                                                  ------------        ------------

Members' capital:
     Capital contributed                                                                 3,000               3,000
     Retained earnings                                                                   2,069               1,282
     Accumulated other comprehensive loss                                                 (171)               (243)
                                                                                  ------------        ------------

     Total members' capital                                                              4,898               4,039
                                                                                  ------------        ------------

     Total liabilities and members' capital                                           $ 40,005            $ 29,344
                                                                                  ------------        ------------
                                                                                  ------------        ------------


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                 Three Months Ended                 Six Months Ended
                                                                     June 30,                            June 30,
                                                                    ---------                            --------
                                                              1999             1998               1999              1998
                                                             ------           ------            -------           -------
Revenues:

     Room revenue                                           $42,291          $39,968            $77,042           $72,486
     Food and beverage revenue                               18,883           18,768             36,149            34,696
     Other hotel revenue                                      3,949            4,071              7,277             7,060
     Other revenue                                              571              809              1,096             1,564
                                                             ------           ------            -------           -------
         Total revenues                                      65,694           63,616            121,564           115,806
                                                             ------           ------            -------           -------

Expenses:

     Departmental expenses of hotels:
         Rooms                                                9,609            9,460             18,342            17,461
         Food and beverage                                   13,360           13,851             26,077            26,012
         Other                                                2,403            2,110              4,252             3,673

     Cost of goods sold of non-hotel operations                   -              145                 15               396
     Percentage lease expense                                19,547           18,563             35,168            33,297
     General and administrative                               6,419            6,380             12,623            12,317
     Advertising and promotion                                3,249            2,703              6,289             5,334
     Utilities                                                2,945            2,503              5,995             5,023
     Franchisor royalties and other charges                   2,065            2,011              3,791             3,694
     Repairs and maintenance                                  1,636            2,376              3,505             4,391
     Depreciation and amortization                               30               23                 60                45
     Management fee expense                                   2,406            2,534              4,175             4,321
     Other expense                                              314             (128)               485             (112)
                                                             ------           ------            -------           -------

         Total expenses                                      63,983           62,531            120,777           115,852
                                                             ------           ------            -------           -------

Net income (loss)                                            $1,711           $1,085               $787             $(46)
                                                             ------           ------            -------           -------
                                                             ------           ------            -------           -------

Comprehensive income (loss)                                  $1,790             $990               $859            $(141)
                                                             ------           ------            -------           -------
                                                             ------           ------            -------           -------

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                        (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                          1999              1998
                                                                                        -------            ------
Cash flows from operating activities:
     Net income (loss)                                                                  $   787            $  (46)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                       60                45
         Realized loss on investment                                                         36                --
         Changes in assets and liabilities:
            Accounts receivable                                                            (518)           (4,883)
            Inventories                                                                    (229)           (1,558)
            Prepaid expenses and other assets                                                94              (707)
            Rent payable                                                                  4,210             6,485
            Accounts payable                                                              1,577             1,841
            Other accrued liabilities                                                     4,015             5,275
                                                                                        -------            ------


         Net cash provided by operating activities                                       10,032             6,452
                                                                                        -------            ------

Cash flows from investing activities:
     Property additions                                                                     (11)             (155)
                                                                                        -------            ------

         Net cash  used for investing activities                                            (11)             (155)
                                                                                        -------            ------


Cash flows from financing activities                                                        ---               ---
                                                                                        -------            ------

Net increase in cash and cash equivalents                                                10,021             6,297

Cash and cash equivalents, beginning of period                                           12,973             6,862
                                                                                        -------            ------

Cash and cash equivalents, end of period                                                $22,994           $13,159
                                                                                        -------            ------
                                                                                        -------            ------

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

     Pursuant to formation transactions related to the November 4, 1996 initial public offering of Boykin Lodging, Boykin Management Company ("former BMC") and Bopa Design Company (doing business as Spectrum Services), wholly owned subsidiaries of The Boykin Company ("TBC"), were merged into subsidiaries of BMC. In addition, Purchasing Concepts, Inc. ("PCI") contributed its assets to a subsidiary of BMC and that subsidiary assumed PCI's liabilities. TBC and PCI are related through common ownership. BMC and its subsidiaries are the successors to the businesses of former BMC, Spectrum Services and PCI. As BMC, former BMC, Spectrum Services and PCI were related through common ownership, there were no purchase accounting adjustments to the historical carrying values of the assets and liabilities of former BMC, Spectrum Services and PCI upon the merger into or contribution to the subsidiaries of BMC.

3.   BASIS OF PRESENTATION:

     The separate financial statements of BMC's subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to BMC's consolidated financial statements and the footnotes thereto included in Boykin Lodging's annual report on Form 10-K for the year ended December 31, 1998.

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

     For both annual and interim reporting purposes, BMC recognizes percentage lease expense on an accrual basis pursuant to the provisions of the related percentage lease agreements.

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

     Future minimum rentals (ignoring CPI increases) to be paid by BMC and Westboy under their respective percentage lease agreements at June 30, 1999 for each of the years in the period 1999 to 2003 and in total thereafter are as follows:

                           Remainder of 1999                   $  24,630
                           2000                                   49,261
                           2001                                   42,960
                           2002                                   36,055
                           2003                                   11,439
                           Thereafter                             26,409
                                                               ---------
                                                               $ 190,754


5.   RELATED PARTY TRANSACTIONS:

     Percentage lease expense payable to the Partnership was $19,547 and $12,481 for the three months ended June 30, 1999 and 1998, respectively. Percentage lease expense payable for the six months ended June 30, 1999 and 1998 was $35,168, and $22,601, respectively.

     At June 30, 1999 and December 31, 1998, BMC (including Westboy) had receivables from the Partnership (including OLP) of $802 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

     At June 30, 1999 and December 31, 1998, BMC (including Westboy) had payables to the Partnership (including OLP) of $8,958 and $4,748, respectively, for amounts due pursuant to the percentage leases.

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

BOYKIN'S FORMATION AND DEVELOPMENT

     On November 4, 1996, we completed our IPO, issuing a total of 9.5 million common shares. In conjunction with our IPO, we contributed approximately $133.9 million to Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), in exchange for an approximate 84.5% equity interest as the sole general partner of the Partnership and we loaned $40 million to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties and another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility. We do all of our business through the Partnership.

     On February 24, 1998, we completed a follow-on public equity offering, issuing an additional 4.5 million common shares. The net proceeds of approximately $106.3 million were contributed to the Partnership, increasing our ownership percentage therein to 90.3%. The proceeds were used by the Partnership to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

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


SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 1999

     Refer to the "Results of Operations" section below for discussion of our second quarter results compared to 1998 as well as the operational results of BMC.

     During the first half of 1999, we continued our renovation program, spending $13.4 million, or approximately nine percent of hotel revenues. The majority of these capital expenditures went into four of our

DoubleTree hotels, which underwent major guestroom renovations. The Holiday Inn Minneapolis West, Cleveland Marriott East and Radisson Hotel Mt. Laurel renovations are in progress. We plan to spend a total of approximately $25 million in 1999, which is approximately eight percent of our expected hotel revenues. The majority of this amount will be spent renovating six of our DoubleTree hotels, as part of a $20 million renovation program expected to be complete by mid-2000. We believe it is important to keep our hotels in first-class condition in an effort to outperform the competition and to deliver superior REVPAR gains, and we are focusing our renovation activities on hotels in areas with the highest revenue potential. We also believe the long-term demand for rooms in most of our markets will continue to grow and therefore we expect to continue to implement our renovation plans aggressively.

      In spite of new hotels opening this year in certain of our markets, we anticipate a positive impact on our results of operations stemming from the hotels we renovated and repositioned in 1998 and those we are renovating in 1999. We continue to actively seek acquisitions, but we are being selective in terms of yield and earnings criteria. We continue to actively market the sale of our four non-strategic DoubleTree hotels acquired last May. We also are considering expansions at a few of our hotels as well as the development or sale of land parcels to maximize the value of our portfolio.

RESULTS OF OPERATIONS

     The following discusses our results of operations and those of BMC for the quarter ended June 30, 1999 compared to the same period in 1998.

BOYKIN LODGING COMPANY

Quarter ended June 30, 1999 compared to 1998

     Our percentage lease revenue increased 37.4% to $23.9 million in 1999, from $17.4 million for the same period in 1998. Percentage lease revenue payable by BMC and Westboy represented $19.5 million, or 82.0% of total percentage lease revenue in the 1999 period, compared to $14.0 million, or 80.4% of total percentage lease revenue, in 1998. The increase in percentage lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy, which commenced upon completion of the Red Lion merger.

     Net income increased to $6.5 million for the three months ended June 30, 1999, from $4.7 million in 1998. As a percent of total revenue, net income increased to 27.3% in 1999 from 27.0% in 1998, primarily resulting from the extraordinary item in 1998 which reduced 1998 net income by $1.1 million, offset by an increase in 1999 operating expenses.

       The increase in the size of our hotel portfolio caused expenses to increase. New debt associated with our 1998 acquisitions, the Red Lion merger, and significant renovation activity in 1998 and 1999 increased our interest expense in 1999, despite lower average interest rates in 1999 compared to 1998. General and administrative expenses increased $.5 million to $1.6 million, or 6.6% of revenues because of increased payroll costs associated with hiring management personnel to support our strategic growth objectives. Property taxes, insurance and ground rent increased because of higher property tax assessments associated with property purchases and renovations that have occurred over the past 18 months.



Six Months Ended June 30, 1999 Compared to 1998

     Our percentage lease revenue increased 53.2% to $43.2 million in 1999, from $28.2 million for the same period in 1998. Percentage lease revenue payable by BMC and Westboy represented $35.2 million, or 81.3% of total percentage lease revenue in the 1999 period, compared to $22.6 million, or 80.0% of total percentage lease revenue, in 1998. The increase in percentage lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy, which commenced upon completion of the Red Lion merger.

     Net income increased to $9.4 million for the six months ended June 30, 1999, compared to $8.4 million in 1998. As a percent of total revenue, net income decreased to 21.7% in 1999 from 29.5% in 1998, primarily resulting from the following items:

- An increase in interest expense to $10.0 million in 1999 or 23.0% of total revenues, from $3.8 million or

     13.2% of total revenues in 1998.
- An increase in real estate related depreciation and amortization from $8.3 million or 29.3% of total revenues in 1998, to $14.2 million or 32.8% of total revenues in 1999.

The increase in the size of our hotel portfolio caused these increases. New debt associated with our 1998 acquisitions and the Red Lion merger increased our interest expense in 1999, despite lower average interest rates in 1999 compared to 1998. General and administrative expenses increased $1.1 million to $3.0 million, or 6.9% of revenues primarily because of the hiring of management personnel.

     Our funds from operations ("FFO") for the quarter ended June 30, 1999 were $14.0 million compared to $11.3 million in 1998. The White Paper on Funds From Operations approved by the Board of Governors of the National
Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs.

     We compute FFO in accordance with the NAREIT White Paper, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended June 30, 1999 and 1998, respectively, (in thousands):

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                ---------------------        ---------------------
                                                                  1999          1998           1999         1998
                                                                --------       ------        ---------     -------
    Net income                                                  $  6,531      $ 4,720         $  9,413     $ 8,369
    Extraordinary item                                               ---        1,138              ---       1,138
    Real estate related depreciation and amortization              7,107        5,096           14,247       8,316
    Minority interest                                                697          671              976       1,095
    FFO applicable to joint venture minority interest               (316)        (292)            (515)       (363)
                                                                --------       ------         --------     -------

    Funds from operations                                       $ 14,019      $11,333         $ 24,121     $18,555
                                                                --------      -------         --------     -------
                                                                --------      -------         --------     -------

The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 1999, regardless of ownership:

                                       Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                   -------------------------     ------------------------
                                     1999          1998 (a)         1999         1998(a)
                                   ---------      ----------     ----------    ----------
All hotels (31 hotels)

     Hotel revenues                 $ 80,620       $ 76,517       $ 149,081     $ 142,980

     REVPAR                         $  66.79       $  62.66       $   61.70     $   59.08

     Occupancy                          72.5%          67.8%           67.0%         64.2%

     Average daily rate             $  92.07       $  92.42       $   92.07     $   92.05


Initial Hotels (9 hotels)

     Hotel revenues                 $ 24,744       $ 22,749       $  46,024     $  43,988

     REVPAR                         $  77.41       $  71.22       $   72.45     $   69.19

     Occupancy                          77.8%          73.4%           74.0%         72.0%

     Average daily rate             $  99.46       $  97.02       $   97.87     $   96.03


DoubleTree Portfolio (10 hotels)

     Hotel revenues                 $ 29,170       $ 30,087       $  54,697     $  55,120

     REVPAR                         $  65.83       $  65.56       $   59.27     $   59.11

     Occupancy                          76.1%          73.6%           69.5%         68.1%

     Average daily rate             $  86.47       $  89.06       $   85.22     $   86.82


Acquired Hotels (12 hotels)(b)

     Hotel revenues                 $ 26,706       $ 23,681       $  48,360     $  43,871

     REVPAR                         $  59.75       $  53.44       $   55.95     $   51.44

     Occupancy                          65.2%          58.0%           59.3%         54.5%

     Average daily rate             $  91.69       $  92.13       $   94.32     $   94.36

(a) Includes predecessors' results.
(b) Represents the operating results of hotels acquired by us since our IPO, other than the DoubleTree portfolio.

BMC

Quarter ended June 30, 1999 compared to 1998

     For the quarter ended June 30, 1999, BMC's hotel revenues increased 3.7%, to $65.1 million, from $62.8 million for the same period in 1998. The increase in 1999 was due to increased revenues of the Florida hotels and hotels under renovation last year offset by lower revenues of the DoubleTree portfolio in 1999 compared to 1998.

     Percentage lease expense for the quarter ended June 30, 1999 increased 5.3%, to $19.5 million, compared to $18.6 million for the same period in 1998. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $44.4 million in the quarter ended June 30, 1999 compared to $43.8 million for the same period in 1998. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 68.2% in 1999 from 69.8% in 1998. The combination of increased revenues and decreased operating expenses, as a percentage of revenues, resulted in higher net income of $1.7 million for the quarter ended June 30, 1999 compared to net income of $1.1 million in 1998.

Six months ended June 30, 1999 compared to 1998

     For the six months ended June 30, 1999, BMC's hotel revenues increased 5.4%, to $120.5 million, compared to $114.2 million for the same period in 1998. The increase was due to increased revenues in the Florida hotels and in hotels under renovation in 1998. This was offset by a slight decrease in the revenues from DoubleTree hotels, four of which have been under renovation in 1999.

     The percentage lease expense for the six months ended June 30, 1999 increased 5.6%, to $35.2 million, from $33.3 million for the same period in 1998 due to the increase in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repair and maintenance, management fees, and other general and administrative expenses of the hotels were $85.6 million in the six months ended June 30, 1999 compared to $82.2 million for the same period in 1998. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 71.0% in 1999 from 71.9% in 1998. This was primarily due to a decrease in departmental expenses as a percentage of hotel revenues from 41.3% to 40.4% due to efficiencies gained in higher volumes. Also, repairs and maintenance expenses decreased 20% to 2.9% of 1999 hotel revenues compared to 3.8% of 1998 hotel revenues, and general and administrative expenses decreased from 10.8% of hotel revenues in 1998 to 10.5% in 1999.

     BMC recorded net income of $787 for the six months ended June 30, 1999 compared to a net loss of $46 in 1998. The increase in income is primarily due to increased revenue performance of the hotels in 1999 combined with expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow from the percentage leases. The lessees' obligations under the percentage leases are largely unsecured and the lessees' ability to make rent payments to the Partnership under the percentage leases are substantially dependent on the lessees' ability to generate sufficient cash flow from the operation of the hotels.

     As of June 30, 1999, we had $2.2 million of unrestricted cash and cash equivalents, $3.0 million of restricted cash for the payment of capital expenditures, real estate tax and insurance and we had outstanding borrowings totaling $163.0 million and $130.0 million against our credit facility and term note payable, respectively.

     Effective April 1, 1999, we have a $200 million credit facility available, as limited under the terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million term note payable, see Notes 4 and 5, respectively, of the notes to consolidated financial statements of Boykin Lodging Company included in this Form

10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

     In November 1997, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in securities. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof, and may be issued at various times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. The 4.5 million common shares sold in the February 28, 1998 offering were sold under this registration statement.

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

     Corporate Facility:

     For our corporate facility, our year 2000 compliance procedures are substantially complete for identified business critical systems. We believe that these procedures will avoid a major disruption of our business. Any further procedures performed will be performed as needed throughout the remainder of 1999.

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

-    estimation of remediation costs.

     Most of our lessees are using internal personnel, who have been determining the level of resources needed, necessary modifications or upgrades, remediation and contingency plans to become Year 2000 compliant.

     Our lessees have given us their estimates of costs and resources needed and are currently upgrading and remediating noncompliant systems. The lessees which have not yet completed their year 2000 programs, expect to complete purchasing of new systems by the end of the third quarter with testing and installation of those new systems occurring in the fourth quarter of 1999.

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

Year 2000 Project Costs

     We estimate that total unexpended costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts for the corporate facility and the hotels should not exceed $1.0 million, although there can be no assurance that actual costs will not exceed this amount. During the first half of 1999, we spent approximately $.9 million related to computerized systems and equipment, which are Year 2000 compliant. The vast majority of our costs to remediate this issue are capital in nature and therefore do not affect our funds from operations.

Contingency Plan

     We are in the process of developing our contingency plan for the corporate facility and hotel properties to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in the third quarter of 1999.

SEASONALITY

     Our hotels' operations historically have been seasonal. Twenty-six of our hotels maintain higher occupancy rates during the second and third quarters. The five hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in percentage lease revenue, we expect to utilize cash on hand or borrowings to make quarterly distributions. No assurance can be given that we will make distributions in the future at the current rate, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     In 1998 we entered into a $130 million term note payable which bears interest at a fixed rate of 6.9% for ten years, and a new fixed rate to be determined thereafter. The term note requires interest only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The term note expires in June 2023. Assuming a 10% increase in interest rates as of June 30, 1999, the fair market value of the term note payable would be approximately $126.1 million.

     In 1998, we also entered into a new unsecured credit facility with a group of banks, which, effective April 1, 1999 enables us to borrow up to $200 million, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 2.25%. Due to changes in the U.S. and global economy, interest rates fluctuate regularly, which creates risk that these rates may increase in the future, which would adversely impact our interest expense and cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On May 25, 1999, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding common share, without par value, of the Company (the "Common Shares") to shareholders of record as of the close of business on June 15, 1999 (the "Record Date"). In addition, one Right will automatically attach to each Common Share issued after the Record Date and prior to the date the Rights become exercisable. Each Right entitles the registered holder thereof to purchase from the Company a unit (a "Preferred Unit") consisting of one one-thousandth of a Class A Series 1999-A Noncumulative Preferred Share, without par value, at a cash exercise price of $40.00 per Preferred Unit, subject to adjustment.

         Initially, the Rights are not exercisable and are attached to and trade with the Common Shares outstanding as of, and all Common Shares issued after, the Record Date. The Rights will separate from the Common Shares, separate certificates will be distributed to holders of the Common Shares and the Rights will become exercisable under certain circumstances following the acquisition of, or the announcement of the commencement of a tender or exchange offer that if consummated would result in, beneficial ownership of 15% or more of the outstanding Common Shares by any person or group. After the acquisition of 15% or more of the outstanding Common Shares by any person or group, proper provision will be made so that each holder of a Right (other than that person or group, whose Rights will become null and void) thereafter has the right to receive upon exercise that number of Preferred Units having a market value of two times the exercise price of the Right. The acquisition of Common Shares by AEW Partners III, L.P. under its agreements entered into with the Company in February 1999 will not cause the Rights to become exercisable.

         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors of the Company. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company, since the Rights Agreement may be amended, subject to certain limitations, or the Rights may be redeemed, also subject to certain limitations prior to the Company's entering into a merger or other business combination.

         A copy of the Rights Agreement was filed with the Securities and Exchange Commission on June 10, 1999 as an Exhibit to a Registration Statement on Form 8-A. This description of the Rights does not purport to be complete and is qualified in its entirety by reference to that Registration Statement on Form 8-A and the Rights Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Boykin held its annual meeting of the shareholders on May 25, 1999 at the Cleveland Airport Marriott hotel in Cleveland, Ohio. At the meeting, the shareholders approved a proposal to increase the number of common shares reserved for issuance by 700,000, from 1,000,000 shares to 1,700,000 shares under Boykin's Long-Term Incentive Plan. The results of the vote were as follows:

     Votes for              12,358,871
     Votes against           1,981,833
     Abstain                   510,348
     Shares not voted        2,210,586

The individuals listed below were elected to Boykin's Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

          Name                   Votes For         Votes Against       Abstention         Shares not Voted
          ----                   ---------         -------------       ----------         ----------------
Robert W. Boykin                 14,430,054               0               421,003             2,210,581
Raymond P. Heitland              14,681,878               0               169,179             2,210,581
Ivan J. Winfield                 14,681,889               0               169,168             2,210,581
Lee C. Howley, Jr.               14,684,574               0               166,483             2,210,581
Frank E. Mosier                  14,678,488               0               172,569             2,210,581
William H. Schecter              14,687,724               0               163,333             2,210,581
Albert T. Adams                  14,684,245               0               166,812             2,210,581

ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1      Amended and Restated Articles of Incorporation, as amended
         3.2*     Code of Regulations
         4.1*     Specimen Share Certificate
         4.2      Dividend Reinvestment and Optional Share Purchase Plan
         4.3**    Shareholder Rights Agreement, dated as of May 25, 1999 between
                  Boykin Lodging Company and National City Bank, as rights agent
         27       Financial Data Schedule

              * Incorporated by reference from Amendment No. 3 to Boykin Lodging's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996.
                  Each of the above exhibits has the same exhibit number in the Form S-11.
              ** Incorporated by reference as Exhibit 1 from the Registration Statement on Form 8-A filed on June 10, 1999.


(b)  Reports on Form 8-K
     None.

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

                                          /s/ Robert W. Boykin
                                          -----------------------------
August 16, 1999                                 Robert W. Boykin
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                          /s/ Paul A. O'Neil
                                          -----------------------------
August 16, 1999                                   Paul A. O'Neil
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

         Exhibits
         --------
3.1        Amended and Restated Articles of Incorporation, as amended
3.2*       Code of Regulations
4.1*       Specimen Share Certificate
4.2        Dividend Reinvestment and Optional Share Purchase Plan
4.3**      Shareholder Rights Agreement, dated as of May 25, 1999 between
           Boykin Lodging Company and National City Bank, as rights agent
27         Financial Data Schedule

     * Incorporated by reference from Amendment No. 3 to Boykin Lodging's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
     ** Incorporated by reference as Exhibit 1 from the Registration Statement on Form 8-A filed on June 10, 1999.