Form 10-Q
period 1999-09-30
BOYKIN LODGING CO
filed 1999-11-15
CIK 1015859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                Commission file number 001-11975
       September 30, 1999


                              BOYKIN LODGING COMPANY
              (Exact Name of Registrant as Specified in Its Charter)


                 Ohio                               34-1824586
--------------------------------------    --------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

       Guildhall Building, Suite 1500,
           45 W. Prospect Avenue
              Cleveland, Ohio                                  44115
-------------------------------------------     -------------------------------
 (Address of Principal Executive Office)                     (Zip Code)

                                 (216) 430-1200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  ----     ----

         The number of common shares, without par value, outstanding as of November 10, 1999: 17,103,554

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                             BOYKIN LODGING COMPANY
                          INDEX TO FINANCIAL STATEMENTS


BOYKIN LODGING COMPANY:
         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
              and December 31, 1998..................................................3
         Consolidated Statements of Income for the Three and Nine Months
              Ended September 30, 1999 and 1998 (unaudited)..........................4
         Consolidated Statement of Shareholders' Equity for the Nine Months
              Ended September 30, 1999 (unaudited)...................................5
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998 (unaudited)..........................6
         Notes to Consolidated Financial Statements..................................7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND
SUBSIDIARIES:
         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
              and December 31, 1998.................................................13
         Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 1999 and 1998 (unaudited).........................14
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998 (unaudited).........................15
         Notes to Consolidated Financial Statements.................................16


                             BOYKIN LODGING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                      (Unaudited)
                                                                      September 30,            December 31,
                                                                          1999                     1998
                                                                       ----------               ----------
                                   ASSETS

Investment in hotel properties, net                                    $ 590,233                $ 595,132

Cash and cash equivalents                                                  3,193                    5,643

Rent receivable from lessees:
   Related party lessees                                                   7,682                    4,748
   Third party lessees                                                     1,203                      547

Deferred expenses, net                                                     3,093                    3,159

Restricted cash                                                            3,804                    4,330

Investment in unconsolidated joint venture                                 4,314                       --

Other assets                                                               1,393                    1,503
                                                                       ---------                ---------
                                                                       $ 614,915                $ 615,062
                                                                       =========                =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings against credit facility                                     $ 163,000                $ 156,000

Term note payable                                                        130,000                  130,000

Accounts payable and accrued expenses                                      9,186                    6,521

Dividends/distributions payable                                            8,697                    8,618

Due to lessees:
  Related party lessees                                                      580                    2,971
  Third party lessees                                                        903                    1,775

Minority interest in joint ventures                                       11,416                   11,251

Minority interest in operating partnership                                11,066                   11,710

Shareholders' equity:
 Preferred shares, without par value; 10,000,000 shares
    authorized; no shares issued and outstanding                              --                       --
 Common shares, without par value; 40,000,000 shares
    authorized; 17,098,863 and 17,044,361 shares outstanding
    September 30, 1999 and December 31, 1998, respectively,                   --                       --
 Additional paid-in capital                                              310,312                  307,512
 Retained deficit                                                        (28,896)                 (21,296)
 Unearned compensation - restricted shares                                (1,349)                      --
                                                                       ---------                ---------
 Total shareholders' equity                                              280,067                  286,216
                                                                       ---------                ---------
                                                                       $ 614,915                $ 615,062
                                                                       =========                =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             BOYKIN LODGING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
          (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                       Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     -----------------------       -----------------------
                                                                       1999           1998           1999           1998
                                                                     --------       --------       --------       --------
Revenues:
   Lease revenue from related party                                  $ 20,792       $ 18,997       $ 55,960       $ 41,598
   Other lease revenue                                                  3,529          4,173         11,608          9,796
   Interest and other income                                              489             97            652            279
                                                                     --------       --------       --------       --------
                                                                       24,810         23,267         68,220         51,673
                                                                     --------       --------       --------       --------

Expenses:
   Real estate related depreciation and amortization                    7,259          6,748         21,506         15,064
   Real estate and personal property taxes, insurance
      and ground rent                                                   2,731          2,473          8,201          6,033
   General and administrative                                           1,516            824          4,519          2,725
   Interest expense                                                     5,238          5,105         15,222          8,857
   Amortization of deferred financing costs                               224            158            542            434
                                                                     --------       --------       --------       --------
                                                                       16,968         15,308         49,990         33,113
                                                                     --------       --------       --------       --------


Income before minority interests and extraordinary item                 7,842          7,959         18,230         18,560

Minority interest in joint ventures                                      (155)          (177)          (487)          (420)

Minority interest in operating partnership                               (533)          (568)        (1,177)        (1,418)
                                                                     --------       --------       --------       --------
Income before extraordinary item                                        7,154          7,214         16,566         16,722
Extraordinary item- Loss on early extinguishment of
   debt, net of minority interest of $110                                  --             --             --         (1,138)
                                                                     --------       --------       --------       --------

Net income applicable to common shares                               $  7,154       $  7,214       $ 16,566       $ 15,584
                                                                     ========       ========       ========       ========

Earnings per share:
   Basic                                                             $    .42       $    .42       $    .97       $   1.06
   Diluted                                                           $    .42       $    .42       $    .97       $   1.06

Weighted average number of common shares outstanding:
   Basic                                                               17,059         17,125         17,050         14,647
   Diluted                                                             17,059         17,125         17,050         14,650


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)


                                                                                          Unearned
                                                            Additional                  Compensation
                                              Common         Paid-In        Retained     Restricted
                                              Shares         Capital        Deficit        Shares          Total
                                             --------       ---------      ---------      --------        -------
Balance, December 31, 1998                  17,044,361     $  307,512     $  (21,296)    $      --       $  286,216

Issuance of common shares                       54,502          2,300             --        (1,583)             717

Issuance of share warrant                           --            500             --            --              500

Dividends declared                                  --             --        (24,166)           --          (24,166)

Amortization of unearned  compensation              --             --             --           234              234

Net income                                          --             --         16,566            --           16,566
                                            ----------     ----------     ----------    ----------       ----------
Balance, September 30, 1999                 17,098,863     $  310,312     $  (28,896)   $   (1,349)      $  280,067
                                            ==========     ==========     ==========    ==========       ==========


           The accompanying notes to consolidated financial statements are an integral part of this statement.

                             BOYKIN LODGING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                                     1999                1998
                                                                                  ----------          ----------
Cash flows from operating activities:
   Net income                                                                      $  16,566           $  15,584
   Adjustments to reconcile net income to net cash flow provided by operating activities-
       Extraordinary item-noncash loss on early extinguishment of debt                    --               1,138
       Depreciation and amortization                                                  22,048              15,498
       Amortization of unearned compensation                                             234                  --
       Minority interests                                                              1,664               1,838
       Changes in assets and liabilities-
         Rent receivable                                                              (3,590)             (7,034)
         Restricted cash                                                                 526              (5,090)
         Other                                                                            64                 273
         Accounts payable and accrued expenses                                         2,665               1,621
         Due to lessees                                                               (3,263)              2,765
                                                                                   ---------           ---------
                Net cash flow provided by operating activities                        36,914              26,593
                                                                                   ---------           ---------

Cash flows from investing activities:
   Acquisition of Red Lion Inns Operating L.P., net of common shares
     issued of $80,333 and cash acquired of $11                                           --            (191,004)
   Acquisition of hotel properties, net of joint venture contribution                     --             (76,288)
   Improvements and additions to hotel properties, net                               (16,481)            (25,973)
   Investment in unconsolidated joint venture                                         (4,347)                 --
                                                                                   ---------           ---------
                Net cash flow used for investing activities                          (20,828)           (293,265)
                                                                                   ---------           ---------

Cash flows from financing activities:
   Payments of dividends and distributions                                           (25,908)            (20,770)
   Borrowings against credit facility                                                  7,000             156,000
   Repayment of borrowings against credit facility                                        --             (96,750)
   Term note borrowing                                                                    --             130,000
   Payment of deferred financing costs                                                  (522)             (2,975)
   Net proceeds from issuance of common shares                                           717             104,590
   Proceeds from issuance of share warrant                                               500                  --
   Distributions to joint venture minority interest partners, net                       (323)                (57)
   Cash payments for redemption of certain limited partnership interests                  --                (967)
   Cash payment for common share repurchases                                              --              (1,830)
                                                                                   ---------           ---------
                Net cash flow (used for) provided by financing activities            (18,536)            267,241
                                                                                   ---------           ---------

Net change in cash and cash equivalents                                               (2,450)                569
Cash and cash equivalents, beginning of period                                         5,643               1,855
                                                                                   ---------           ---------
Cash and cash equivalents, end of period                                           $   3,193           $   2,424
                                                                                   =========           =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             BOYKIN LODGING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

INITIAL PUBLIC OFFERING AND MAJOR EVENTS SINCE THE IPO

        In November 1996, Boykin completed its initial public offering ("IPO"), acquiring approximately 84.5% of the equity interest in Boykin Hotel Properties, L.P., an Ohio limited partnership (the "Partnership"), and also loaned $40,000 to the Partnership in exchange for an intercompany convertible note. The Partnership then acquired nine hotel properties and leased them to Boykin Management Company Limited Liability Company ("BMC"). BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin's credit facility. Boykin Lodging Company is the sole general partner of the Partnership.

         On February 24, 1998, Boykin completed a follow-on public equity offering, issuing an additional 4,500,000 common shares. The net proceeds of approximately $106,313 were contributed to the Partnership and used to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated partners, acquire two hotels and for general corporate purposes.

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

         Boykin acquired two other hotels in 1998 and one in August 1999, for a total of 32 hotels in which Boykin has an ownership interest as of September 30, 1999.

         As part of Boykin's acquisitions in 1997 and 1998, Boykin established strategic alliances with four hotel operators and purchased five hotels with them through joint venture structures. The following table sets forth the joint venture agreements established in 1997 and 1998:


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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin's Annual Report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.   JOINT VENTURE WITH AEW:

         On February 1, 1999, Boykin formed of a joint venture with AEW Partners III, L.P. ("AEW"), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. AEW will provide $50,000 of equity capital for the joint venture, and Boykin will provide approximately $17,000 and serve as the operating member of the joint venture. Because of the non-controlling nature of its 25% ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

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

         On August 31, 1999, the Boykin/AEW venture entered into a venture with a private investor, forming Boykin Chicago, LLC, in which Boykin/AEW has a 75% interest. Boykin's investment in this joint venture was approximately $4.3 million as of September 30, 1999. Boykin Chicago purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois for cash consideration of $48 million. The acquisition was accounted for by Boykin Chicago as a purchase and was funded with proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. A subsidiary of BMC leases the property pursuant to a long-term percentage lease agreement.

3.   NET INCOME PER SHARE AND PARTNERSHIP UNIT:

         Boykin Lodging's basic and diluted earnings per share for three and nine months ended September 30, 1999 under SFAS No. 128, "Earnings per Share" are as follows:


                                                            Three Months Ended                Nine months ended
                                                               September 30,                    September 30,
                                                            ------------------               ------------------
                                                            1999          1998               1999          1998
                                                           ------        ------             ------        ------
  Basic and diluted earnings per common share              $ .42         $ .42               $ .97        $ 1.06


         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At September 30, 1999 and 1998, a total of 1,291,000 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three and nine months ended September 30, 1999 was 18,350,000 and 18,341,000, respectively.

4.   CREDIT FACILITIES:

         Boykin has an unsecured credit facility with a group of banks which, effective November 5, 1999, enables Boykin to borrow up to $175,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 2.25% (7.2% at September 30, 1999), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension at Boykin's option. As of September 30, 1999 and December 31, 1998, outstanding borrowings against the credit facility were $163,000 and $156,000, respectively. In connection with obtaining a new $45,000 term loan agreement on October 29, 1999 (Note 10), Boykin reduced the outstanding borrowings to $118,000.

         The credit facility requires Boykin, among other things, to maintain a specified minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain its franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 1999 and December 31, 1998.

5.   TERM NOTE PAYABLE:

         On May 22, 1998, OLP entered into a $130,000 term loan agreement. The loan expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to comply with certain financial covenants. OLP was in compliance with these covenants at September 30, 1999 and December 31, 1998. Maturities of long-term debt as of September 30, 1999 are as follows:


Remainder of 1999               $  --
2000                              992
2001                            2,090
2002                            2,239
2003                            2,399
2004 and thereafter           122,280
                             --------
                             $130,000
                             ========


6.   PERCENTAGE LEASE AGREEMENTS:

     The percentage leases have noncancelable remaining terms ranging from two to nine years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage Lease revenue for the three months ended September 30, 1999 and 1998 was $24,321 and $23,170 respectively, of which approximately $9,093 and $7,860 respectively, was in excess of minimum rent. Percentage lease revenue for the nine months ended September 30, 1999 and 1998 was $67,568 and $51,394, respectively, of which approximately $21,896 and $15,619, respectively, was in excess of minimum rent.

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

     Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 1999 to 2003 and in total thereafter are as follows:


                                       Related Party      Other
                                          Lessees        Lessees         Totals
                                          -------        -------         -------
         Remainder of 1999               $ 12,315        $ 2,269         $14,584
         2000                              49,261          9,076          58,337
         2001                              42,960          9,076          52,036
         2002                              36,055          7,677          43,732
         2003                              11,439          5,884          17,323
         Thereafter                        26,409         23,067          49,476
                                        ---------        -------        --------
                                        $ 178,439        $57,049        $235,488


7.   RELATED PARTY TRANSACTIONS:

     The Chairman, President and Chief Executive Officer of Boykin Lodging is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were significant sources of Boykin's percentage lease revenue through September 30, 1999. At September 30, 1999 and December 31, 1998, Boykin had rent receivable of $7,682 and $4,748, respectively, due from related party lessees.

     Boykin Lodging paid Spectrum Design Services, a subsidiary of BMC, $687 for design and other services through September 30, 1999. Of this total, $364 was for design services, $204 represents purchasing services, $62 was for project management services, and $57 was reimbursement of expenses incurred while performing services for the hotels in 1999.

     At September 30, 1999 and December 31, 1998, Boykin had a payable to related party lessees of $580 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

8.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     During the nine-month periods ended September 30, 1999 and 1998, noncash financing transactions consisted of $8,697 and $8,618 respectively, of dividends and Partnership distributions which were declared but not paid as of September 30, 1999 and 1998, respectively. Interest paid during the nine-month periods ended September 30, 1999 and 1998 was $15,207 and $7,793 respectively. As of September 30, 1999, Boykin had granted 113,961 restricted common shares, valued at $1,583, under Boykin's Long-Term Incentive Plan.

9.   PRO FORMA FINANCIAL INFORMATION:

     The pro forma financial information set forth below for the nine months ended September 30, 1998 is presented as if the following significant transactions had been consummated as of January 1, 1998:

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


                                                                                      Nine months ended
                                                                                      September 30,1998
                                                                                      -----------------
Revenues:
         Lease revenue                                                                        $64,581
         Interest income                                                                          264
                                                                                              -------
                                                                                               64,845
                                                                                              -------
Expenses:
         Real estate related depreciation and amortization                                     20,055
         Real estate and personal property taxes, insurance and ground rent                     7,427
         General and administrative                                                             2,725
         Interest expense                                                                      14,661
         Amortization of deferred financing costs                                                 493
                                                                                              -------



Net income before minority interest and extraordinary item                                    19,484

Minority interest                                                                              1,666
                                                                                             -------
Income before extraordinary item                                                             $17,818
                                                                                             =======
Net income per share before extraordinary item
         Basic                                                                                 $1.05
         Diluted                                                                               $1.05


10.  SUBSEQUENT EVENT:

     On October 29, 1999, Boykin entered into a $45,000 term loan agreement. The loan is secured by three hotel properties and expires in October 2002, with two one-year extensions at Boykin's option. The loan bears interest at a rate that fluctuates at LIBOR plus 2% and may be prepaid at any time without penalty or defeasance. In connection with obtaining this $45,000 term loan, Boykin reduced the outstanding borrowings on the credit facility to $118,000.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                             (AMOUNTS IN THOUSANDS)


                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
ASSETS

Cash and cash equivalents                                                        $ 24,390            $ 12,973

Accounts receivable:
     Trade, net of allowance for doubtful accounts of $132 and $166 at
         September 30, 1999 and December 31, 1998, respectively                    12,368               8,097
     Related party lessors                                                            635               2,971
     Other                                                                            638                 178

Inventories                                                                         2,320               2,060

Property and equipment, net                                                           359                 434

Investment in Boykin Lodging Company                                                  245                 248

Prepaid expenses and other assets                                                   2,294               2,383
                                                                                 --------            --------
     Total assets                                                                $ 43,249            $ 29,344
                                                                                 ========            ========
LIABILITIES AND MEMBERS' CAPITAL

Rent payable to related party lessors                                            $  8,047            $  4,748

Accounts payable:
     Trade                                                                          4,015               3,114
     Advance deposits                                                               2,073                 774
     Bank overdraft liability                                                       5,507               4,806

Accrued expenses:
     Accrued payroll                                                                1,188                 633
     Accrued vacation                                                               2,653               2,250
     Accrued sales, use and occupancy taxes                                         2,321               1,856
     Accrued management fee                                                         4,504               4,044
     Other accrued liabilities                                                      6,527               3,080
                                                                                 --------            --------
     Total liabilities                                                             36,835              25,305
                                                                                 --------            --------
Members' capital:
     Capital contributed                                                            3,000               3,000
     Retained earnings                                                              3,624               1,282
     Accumulated other comprehensive loss                                            (210)               (243)
                                                                                 --------            --------
     Total members' capital                                                         6,414               4,039
                                                                                 --------            --------
     Total liabilities and members' capital                                      $ 43,249            $ 29,344
                                                                                 ========            ========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                  Three Months Ended              Nine months ended
                                                                     September 30,                  September 30,
                                                                  -------------------            -------------------
                                                                  1999           1998            1999           1998
                                                                  ----           ----            ----           ----
Revenues:

     Room revenue                                               $  45,121      $  41,917      $ 122,163      $ 114,403
     Food and beverage revenue                                     18,132         17,327         54,284         52,023
     Other hotel revenue                                            5,074          4,461         12,891         11,521
     Other revenue                                                    773            443          1,869          2,007
                                                                ---------      ---------      ---------      ---------
         Total revenues                                            69,100         64,148        191,207        179,954
                                                                ---------      ---------      ---------      ---------

Expenses:

     Departmental expenses of hotels:
         Rooms                                                     10,498          9,979         28,843         27,440
         Food and beverage                                         13,187         13,154         39,280         39,166
         Other                                                      2,570          2,642          6,900          6,315

     Cost of goods sold of non-hotel operations                       294             27            309            423
     Percentage lease expense                                      21,445         18,997         56,613         52,294
     General and administrative                                     6,350          6,579         18,973         18,896
     Advertising and promotion                                      3,173          3,026          9,462          8,360
     Utilities                                                      2,621          2,887          6,963          7,910
     Franchisor royalties and other charges                         2,157          2,093          5,948          5,787
     Repairs and maintenance                                        2,880          2,317          8,483          6,708
     Depreciation and amortization                                     29             22             89             67
     Management fee expense                                         2,435          2,341          6,610          6,662
     Other expense                                                    (94)            79            392            (33)
                                                                ---------      ---------      ---------      ---------
         Total expenses                                            67,545         64,143        188,865        179,995
                                                                ---------      ---------      ---------      ---------
Net income (loss)                                               $   1,555      $       5      $   2,342      $     (41)
                                                                =========      =========      =========      =========
Comprehensive income (loss)                                     $   1,516      $    (128)     $   2,375      $    (269)
                                                                =========      =========      =========      =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                            BOYKIN MANAGEMENT COMPANY

                   LIMITED LIABILITY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                        (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                                                         1999               1998
                                                                                      ----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                                 $  2,342            $    (41)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                       89                  67
         Realized loss on investment                                                         36                  --
         Changes in assets and liabilities:
            Accounts receivable                                                          (2,395)            (10,024)
            Inventories                                                                    (260)             (1,465)
            Prepaid expenses and other assets                                                89                (883)
            Rent payable                                                                  3,299               7,615
            Accounts payable                                                              2,901               7,753
            Other accrued liabilities                                                     5,330               7,723
                                                                                       --------            --------

         Net cash flow provided by operating activities                                  11,431              10,745
                                                                                       --------            --------
Cash flows from investing activities:
     Property additions                                                                     (14)                (69)
                                                                                       --------            --------
         Net cash flow used for investing activities                                        (14)                (69)
                                                                                       --------            --------
Payments of obligations to former owners                                                     --                  (2)
                                                                                       --------            --------
         Net cash flow used for financing activities                                         --                  (2)
                                                                                       --------            --------
Net increase in cash and cash equivalents                                                11,417              10,674

Cash and cash equivalents, beginning of period                                           12,973               6,862
                                                                                       --------            --------
Cash and cash equivalents, end of period                                               $ 24,390            $ 17,536
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

                               SEPTEMBER 30, 1999

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


3.   BASIS OF PRESENTATION:

     The separate financial statements of BMC's subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to BMC's consolidated financial statements and footnotes thereto included in Boykin Lodging's annual report on Form 10-K for the year ended December 31, 1998.


4.   PERCENTAGE LEASE AGREEMENTS:

   BMC LEASES ON 15 HOTELS

     BMC leases 15 hotels ("the BMC Hotels") from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio (2); Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; and French Lick, Indiana.

     The percentage leases have noncancellable remaining terms ranging from two to eight years, subject to earlier termination on the occurrence of certain contingencies, as defined. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

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

   WESTBOY LEASE ON TEN DOUBLETREE HOTELS

     Effective January 1, 1998, Westboy, LLC ("Westboy"), a wholly-owned subsidiary of BMC, entered into a long term lease agreement with Red Lion Inns Operating L.P. ("OLP") with terms similar to those described above. OLP was acquired by Boykin Lodging Company on May 22, 1998. The ten DoubleTree-licensed hotels ("the DoubleTree Hotels") leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Promus Hotel Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.

   CHIBOY LEASE ON EXECUTIVE PLAZA HOTEL

     Effective August 31, 1999, ChiBoy LLC ("ChiBoy"), a wholly-owned subsidiary of BMC, entered into a long term lease agreement with Boykin Chicago, LLC, an entity in which Boykin Lodging Company has an 18.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois.

   FUTURE MINIMUM RENTAL PAYMENTS

     Future minimum rental payments (ignoring CPI increases) to be paid by BMC, Westboy, and ChiBoy under their respective percentage lease agreements at September 30, 1999, for each of the years in the period 1999 to 2003 and in total thereafter are as follows:

                     Remainder of 1999                   $  13,155
                     2000                                   52,620
                     2001                                   47,760
                     2002                                   40,855
                     2003                                   16,239
                     Thereafter                             29,609
                                                        ----------
                                                         $ 200,238

5.   RELATED PARTY TRANSACTIONS:

     Percentage lease expense payable to the Partnership was $20,792 and $18,997 for the three months ended September 30, 1999 and 1998, respectively. Percentage lease expense payable for the nine months ended September 30, 1999 and 1998 was $55,960, and $41,598, respectively. Percentage lease expense for ChiBoy payable to Boykin Chicago, LLC for the quarter ended September 30, 1999 was $653.

     At September 30, 1999 and December 31, 1998, BMC (including Westboy) had receivables from the Partnership (including OLP) of $580 and $2,971, respectively, primarily for the reimbursement of capital expenditures incurred on behalf of the Partnership and OLP. As of September 30, 1999, ChiBoy had a receivable of $55 from Boykin Chicago, LLC, primarily for the reimbursement of capital expenditures. The results of Boykin Chicago, LLC are not consolidated with those of the Partnership.

     At September 30, 1999 and December 31, 1998, BMC (including Westboy) had payables to the Partnership (including OLP) of $7,682 and $4,748, respectively, for amounts due pursuant to the percentage leases. As of September 30, 1999, ChiBoy also owed $365 to Boykin Chicago, LLC for amounts due pursuant to its percentage lease.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

     Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

-   maximizing revenue growth in our hotels through
       - strong management performance from our lessee/operators;
       - selective renovation;
       - expansion and development; and
       - brand repositioning.
- developing strategic alliances and relationships with both a network of high-quality hotel operators and franchisors of the hotel industry's premier upscale brands; and
- brand repositioning acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost

BOYKIN'S FORMATION AND RECENT EVENTS

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

     We acquired two other hotels in 1998 and one in August 1999, for a total of 32 hotels in which we have an ownership interest. These hotels have a total of 9,110 guest rooms and are located in 17 different states.

     Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. The lessees' ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

THIRD QUARTER HIGHLIGHTS

     Refer to the "Results of Operations" section below for discussion of our third quarter results compared to 1998 as well as the operational results of BMC.

     JOINT VENTURE ACQUISITION

     On August 31, 1999, Boykin Chicago, LLC ("the Chicago JV") acquired the 421 room Executive Plaza Hotel located in Chicago, Illinois for $48 million cash, or approximately $114,000 per room. We estimate this to be about half of the hotel's replacement cost. The Chicago JV leased the hotel to a subsidiary of BMC. Thirty million of the purchase price was funded through non-recourse debt secured by the hotel. We have an 18.75% effective ownership in the Chicago JV through our joint venture with AEW. Our share of the results of the Chicago JV have been reflected in the accompanying financial statements under the equity method of accounting. We have begun planning for an extensive renovation of the hotel, expected to exceed $10 million, and commence late in 2000.

     RENOVATION PROGRAM

     We believe it is important to keep our hotels in first-class condition in an effort to outperform the competition and to deliver superior REVPAR gains, and our renovation activities are focused on hotels in areas with the highest revenue potential. We also believe the long-term demand for rooms in most of our markets will continue to grow and therefore we expect to continue to implement our renovation plans aggressively.

     In 1999, we continued our renovation program in our hotels, spending $16.5 million year-to-date, or approximately 7 percent of hotel revenues. The majority of these capital expenditures went into four of our DoubleTree hotels, which underwent major guestroom renovations. The Holiday Inn Minneapolis West, Cleveland Marriott East and Radisson Hotel Mt. Laurel renovations are in progress. We plan to spend a total of approximately $23 million in 1999, which is approximately eight percent of our expected hotel revenues.

     We continue to actively seek acquisitions, but we are being selective in terms of yield and earnings criteria. We are considering expansions at a few of our hotels as well as the development or sale of land parcels to maximize the value of our portfolio.

RESULTS OF OPERATIONS

     The following discusses our results of operations and those of BMC for the quarter ended September 30, 1999 compared to the same period in 1998.

BOYKIN LODGING COMPANY

Quarter ended September 30, 1999 compared to 1998

     Our percentage lease revenue increased 5.0% to $24.3 million in 1999, from $23.2 million for the same period in 1998. Percentage lease revenue payable by BMC and Westboy represented $20.8 million, or 85.5% of total percentage lease revenue in the 1999 period, compared to $19.0 million, or 82.0% of total percentage lease revenue in 1998. The increase in percentage lease revenue from BMC and Westboy is primarily attributable to higher hotel room and total revenues from the BMC properties in 1999 as compared to 1998.

     Net income remained flat at $7.2 million for the three months ended September 30, 1999, and 1998. As a percent of total revenue, net income decreased to 28.8% in 1999 from 31.0% in 1998, primarily resulting from an increase in 1999 operating expenses.

     The increase in the size of our hotel portfolio caused expenses to increase. General and administrative expenses increased $.7 million to $1.5 million or 6.1% of revenues as compared with 3.5% of revenues in 1998, because of increased payroll costs associated with hiring management personnel to support our strategic growth objectives. Depreciation expense increased $.5 million to $7.3 million, or 29.3% of revenues, because of significant renovation activity which took place in 1998. Property taxes, insurance and ground rent increased because of higher property tax assessments associated with property purchases and renovations that have occurred over the past 18 months.

Nine months ended September 30, 1999 Compared to 1998

     Our percentage lease revenue increased 31.5% to $67.6 million in 1999, from $51.4 million for the same period in 1998. Percentage lease revenue payable by BMC and Westboy represented $56.0 million, or 82.8% of total percentage lease revenue in the 1999 period, compared to $41.6 million, or 80.9% of total percentage lease revenue in 1998. The increase in percentage lease revenue from BMC and Westboy is primarily attributable to the lease revenue from Westboy, which commenced upon completion of the Red Lion merger.

     Net income increased to $16.6 million for the nine months ended September 30, 1999, compared to $15.6 million in 1998. As a percent of total revenue, net income decreased to 24.3% in 1999 from 30.2% in 1998, primarily resulting from the following items:

- An increase in interest expense to $15.2 million in 1999, or 22.3% of total revenues, compared to $8.9 million or 17.1% in 1998.
- An increase in real estate related depreciation and amortization from $15.1 million, or 29.2% of total revenues in 1998, to $21.5 million or 31.5% of revenues in 1999.

The increase in the size of our hotel portfolio caused these increases. New debt associated with our 1998 acquisitions and the Red Lion merger combined with increased borrowings to fund hotel renovations increased our interest expense in 1999, despite lower average interest rates in 1999 compared to 1998. General and administrative expenses increased $1.8 million to $4.5 million, or 6.6% of revenues as compared to $5.3% in 1998, primarily because of the hiring of management personnel to support the increased reporting and support requirements of a larger portfolio of hotels.

     Our funds from operations ("FFO") for the quarter ended September 30, 1999 were $14.9 million compared to $14.5 million in 1998. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs.

     We compute FFO in accordance with the NAREIT White Paper, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use because of functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is reconciliation between net income and FFO for the three months ended September 30, 1999 and 1998, respectively, (in thousands):


                                                         Three Months Ended            Nine months ended
                                                           September 30,                  September 30,
                                                         -------------------           -------------------
                                                         1999           1998           1999           1998
                                                         ----           ----           ----           ----
Net income                                             $  7,154       $  7,214       $ 16,566       $ 15,584
Extraordinary item                                         --             --             --            1,138
Real estate related depreciation and amortization         7,259          6,748         21,506         15,064
Minority interest                                           688            745          1,664          1,838
Joint venture FFO adjustment                               (196)          (224)          (711)          (586)
                                                       --------       --------       --------       --------
Funds from operations                                  $ 14,905       $ 14,483       $ 39,025       $ 33,038
                                                       ========       ========       ========       ========


The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 1999, regardless of ownership:


                                                            Three Months Ended                     Nine months ended
                                                               September 30,                         September 30,
                                                          ------------------------             ------------------------
                                                           1999              1998               1999              1998
                                                          ------            ------             ------            ------
         All hotels (32 hotels)(a)

              Hotel revenues                              $ 85,501          $ 80,439          $242,993          $231,216

              REVPAR                                       $ 69.37           $ 65.33            $65.24            $62.00

              Occupancy                                      76.0%             71.7%             70.5%             67.2%

          Average daily rate                                $91.29           $ 91.07           $ 92.50           $ 92.31

         Initial Hotels (9 hotels)

              Hotel revenues                              $ 24,611          $ 23,219           $70,635           $67,207

              REVPAR                                        $78.43           $ 74.30           $ 74.46            $70.91

              Occupancy                                      78.0%             75.9%             75.4%             73.3%

              Average daily rate                          $ 100.49           $ 97.96            $98.79            $96.70

         DoubleTree Portfolio (10 hotels)(a)

              Hotel revenues                               $29,535          $ 29,540           $84,232           $84,661

              REVPAR                                       $ 68.22            $68.12           $ 62.29            $62.15

              Occupancy                                      80.6%             77.0%             73.3%             71.1%

              Average daily rate                            $84.64           $ 88.41            $85.01            $87.40


         Acquired Hotels (13 hotels)(a)(b)

              Hotel revenues                              $ 31,354           $27,680           $88,126           $79,348

              REVPAR                                       $ 64.32           $ 57.02            $61.62            $55.96

              Occupancy                                      70.7%             64.5%             65.0%             59.7%

              Average daily rate                            $90.95           $ 88.38           $ 94.80            $93.67


         (a) Includes predecessors' results.
         (b) Represents the operating results of hotels acquired by us since our IPO, other than the DoubleTree portfolio.

BMC

Quarter ended September 30, 1999 compared to 1998

     For the quarter ended September 30, 1999, BMC's hotel revenues increased 7.2%, to $68.3 million, compared to $63.7 million for the same period in 1998. The increase in 1999 was due to increased revenues from hotels under renovation in 1998, improved performance of several hotels acquired within the past two years, and the addition of one hotel in the third quarter of 1999.

     Percentage lease expense for the quarter ended September 30, 1999 increased 12.9%, to $21.4 million, compared to $19.0 million for the same period in 1998. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $45.8 million in the quarter ended September 30, 1999 compared to $45.1 million for the same period in 1998. This increase is attributable to increased departmental, repairs and maintenance, and management fee expenses in 1999, caused by increased revenues. As a percentage of hotel revenues, the departmental and other hotel operating expenses decreased to 67.0% in 1999 from 70.8% in 1998. The combination of increased revenues and decreased operating expenses as a percentage of revenues resulted in higher net income of $1.6 million for the quarter ended September 30, 1999, compared to net income of five thousand dollars in 1998.

Nine months ended September 30, 1999 compared to 1998

     For the nine months ended September 30, 1999, BMC's hotel revenues increased 6.4%, to $189.3 million, compared to $177.9 million for the same period in 1998. The increase was because of increased revenues in the Florida hotels and in hotels under renovation in 1998 as well as the addition of one hotel in the third quarter of 1999. This was offset by a slight revenue decrease in the DoubleTree hotels, four of which have been under renovation in 1999.

     The percentage lease expense for the nine months ended September 30, 1999 increased 8.2%, to $56.6 million, compared to $52.3 million for the same period in 1998 because of the increase in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $131.9 million in the nine months ended September 30, 1999 compared to $127.3 million for the same period in 1998. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 69.7% in 1999 from 71.5% in 1998. This was primarily because of a decrease in departmental expenses as a percentage of hotel revenues from 41.0% to 39.6% because of efficiencies gained in higher volumes. Utilities expense decreased $.9 million while general and administrative, management fees, and franchise fees remained constant. This was offset by increases in repairs and maintenance, advertising, and other expenses in 1999.

     BMC recorded net income of $2.3 million for the nine months ended September 30, 1999 compared to a net loss of forty-one thousand dollars in 1998. The increase in net income is primarily due to increased revenue performance of the hotels in 1999 combined with expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our cash flow from the percentage leases. The lessees' obligations under the percentage leases are largely unsecured and the lessees' ability to make rent payments to the Partnership under the percentage leases are substantially dependent on the lessees' ability to generate sufficient cash flow from the operation of the hotels.

    As of September 30, 1999, we had $3.2 million of unrestricted cash and cash equivalents, $3.8 million of restricted cash for the payment of capital expenditures, real estate tax and insurance and we had outstanding borrowings totaling $163.0 million and $130.0 million against our credit facility and term note payable, respectively.

   On October 29, 1999, we entered into a $45 million term loan agreement. The loan is secured by three hotel properties, bears interest at a rate that fluctuates at

LIBOR plus 2% and may be prepaid at any time without penalty or defeasance. This debt has a three-year maturity with two separate one-year extensions, for a total term of five years including the extensions. All of the proceeds of this loan were used to reduce borrowings under our unsecured credit facility to $118,000. With this closing, we have extended our debt maturities so that $175 million, or 60% of our total debt is now long-term in nature.

     Effective November 5, 1999, we have a $175 million credit facility available, as limited under the terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million and $45 million term notes payable, see Notes 4, 5, and 10 respectively, of the notes to consolidated financial statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

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

      We anticipate that funds generated from operations and our credit facilities will enable us to meet our anticipated cash needs for the next year. Our percentage lease revenues and cash flow are dependent in large part upon the hotel revenues recognized by our lessees. There can be no assurance that those revenues will meet expected levels. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility. Additionally, no assurance can be given that we will make distributions in the future at the current rate, or at all.

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

YEAR 2000 COMPLIANCE

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, computerized systems, which include information or computer related, and non-information technology systems including systems which operate elevators, phone systems, energy maintenance systems, security systems and applications used by us should be tested for compliance . These systems are being reviewed and evaluated and if necessary, modified or replaced, to ensure all such financial, information and operational systems are Year 2000 compliant.

STATE OF READINESS

     We are addressing the Year 2000 compliance issue by focusing on our corporate facility, which includes all of our administrative, non-hotel operating functions, and on our hotel properties.

     Corporate Facility:

     Our Year 2000 procedures and testing are complete for identified business critical systems. At this time we are not aware of any material Year 2000 non-compliance issues at our corporate facility. However, if these systems fail, the accuracy and timeliness of management information provided at our corporate facility could be disrupted.

     Hotel Properties:

     We are communicating with our lessees and other vendors with whom we do significant business to determine their state for Year 2000 compliance readiness. For all of our hotels, we have gained an understanding of the process which our lessees have undertaken to address risk assessment, validation, remediation and contingency plans related to Year 2000 compliance. These processes have included the following:

- completion of an inventory and assessment of all computerized systems, applications and hardware by internal personnel;
-    prioritization of items representing critical business applications;
-    estimation of remediation costs;
-    addressing compliance with vendors and other outside parties;
-    testing of all systems;
-    remediation of noncompliant systems

     Most of our lessees are using internal personnel, who have been determining the level of resources needed, necessary modifications or upgrades, remediation and contingency plans to become Year 2000 compliant. Our lessees are either complete in their testing or are in the final stages of remediating noncompliant systems. The lessees which have not yet completed their Year 2000 programs are in the process of completing installation and testing of new systems in order to be compliant. This testing is expected to be completed during the fourth quarter of 1999.

     We received assurances from our two most significant lessees and managers, BMC and Promus, that they have performed sufficient procedures to adequately identify and remediate material Year 2000 issues. However, BMC was unable to gain access to third party systems to verify third party claims of compliance. BMC has completed their initial contingency plan, and is currently testing the plan at the property level and making the final refinements.

     There can be no assurance that the efforts related to the hotel properties will be sufficient to make these properties' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the hotel property guest check-in, billing and accounting functions. Certain physical hotel property machinery and equipment could also fail, resulting in safety risks and customer dissatisfaction. Our properties could face claims from customers or lost revenues because of utility service interruptions and other third party quality issues.

     We believe the worst case scenario relating to Year 2000 issues is the possible failure of our lessees to complete all necessary modifications and conversions in a timely manner resulting in business disruptions at our hotels. This could have a material adverse impact on our financial position and results of operations, as our operations are highly dependent upon percentage lease revenue earned from our lessees. Our lease revenues are based upon revenues generated at the leased properties. To the extent that the Year 2000 problems materially affect the conduct of operations at those properties, it is likely that those lessees' revenues would be affected, and that our percentage lease revenues would ultimately be affected.

Year 2000 Project Costs

     We estimate that total unexpended costs for the Year 2000 testing and remediation efforts for the hotels should not exceed $.6 million, although there can be no assurance that actual costs will not exceed this amount. We spent approximately $1.3 million year to date in 1999 related to computerized systems and equipment, which are expected to be Year 2000 compliant. The vast majority of our costs to remediate this issue are capital in nature and therefore do not affect our funds from operations.

Contingency Plan

     We are in the process of developing our contingency plan for our corporate facility and working with our lessees to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. The contingency plan for the corporate office will be finalized during the fourth quarter of 1999. This includes obtaining the building plan from the lessor of our corporate facility. Most of our lessees have completed their contingency plans and the others expect to complete their plans during the fourth quarter of 1999.

  SEASONALITY

     Our hotels' operations historically have been seasonal. Twenty-seven of our hotels maintain higher occupancy rates during the second and third quarters. The five hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in percentage lease revenue, we expect to use cash on hand or borrowings to make those distributions. No assurance can be given that we will make distributions in the future at the current rate, or at all.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     In 1998 we entered into a $130 million term note payable which bears interest at a fixed rate of 6.9% for ten years, and a new fixed rate to be determined thereafter. The term note requires interest only payments for the first two years, with principal repayments commencing in the third loan year based on a 25-year amortization schedule. The term note expires in June 2023. Assuming a 10% increase in interest rates as of September 30, 1999, the fair market value of the term note payable would be approximately $126.1 million.

     Our $175 million unsecured credit facility and $45 million term note payable bear interest at a rate which fluctuates at LIBOR plus 1.40% to 2.25%. Due to changes in the U.S. and global economy, interest rates fluctuate regularly which creates risk that these rates may increase in the future, which would adversely impact our interest expense and cash flows.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

     Our company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS


3.1***   Amended and Restated Articles of Incorporation
3.2*     Code of Regulations
4.1*     Specimen Share Certificate
4.2***   Dividend Reinvestment and Optional Share Purchase Plan
4.3**    Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin
         Lodging Company and National City Bank as rights agent
27       Financial Data Schedule


* Incorporated by reference from Amendment No. 3 to Boykin Lodging's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

** Incorporated by Reference as Exhibit 1 from the Registration statement on Form 8-A filed on June 10, 1999.

*** Incorporated by reference from Boykin Lodging's Form 10-Q for the quarter ended June 30, 1999 (the "Form 10-Q"). Each of the above exhibits has the same exhibit number in the Form 10-Q.

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

         You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. Factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition programs, changes in local or national economic conditions, and other similar variables. The information contained in this Form 10-Q, in the documents incorporated by reference herein and Boykin Lodging's periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

                                           /s/  Robert W. Boykin
                                              ---------------------------------
November 15, 1999                               Robert W. Boykin
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                           /s/  Paul A. O'Neil
                                              ---------------------------------
November 15, 1999                               Paul A. O'Neil
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


         EXHIBITS


3.1***   Amended and Restated Articles of Incorporation
3.2*     Code of Regulations
4.1*     Specimen Share Certificate
4.2***   Dividend Reinvestment and Optional Share Purchase Plan
4.3**    Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin
         Lodging Company and National City Bank as rights agent
27       Financial Data Schedule


* Incorporated by reference from Amendment No. 3 to Boykin Lodging's Registration Statement on Form S-11 (Registration No. 333-6341) (the "Form S-11") filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

** Incorporated by Reference as Exhibit 1 from the Registration statement on Form 8-A filed on June 10, 1999.

*** Incorporated by reference from Boykin Lodging's Form 10-Q for the quarter ended June 30, 1999 (the "Form 10-Q"). Each of the above exhibits has the same exhibit number in the Form 10-Q.