Form 10-K405
period 1999-12-31
BOYKIN LODGING CO
filed 2000-03-28
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1999	Commission file number 001-11975

Boykin Lodging Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1824586 (I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)

(216) 430-1200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 2000, was approximately $210 million.

      As of March 17, 2000, the registrant had 17,131,240 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2000, into Part III, Items 10, 11, 12, and 13.

FORWARD LOOKING STATEMENTS

      This Form 10-K contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Boykin Lodging Company, its directors or its officers with respect to:

•	Leasing, management or performance of the hotels;

•	Adequacy of reserves for renovation and refurbishment;

•	Potential acquisitions and dispositions by Boykin;

•	Boykin’s financing plans;

•	Boykin’s policies regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters; and

•	Trends affecting Boykin’s or any hotel’s financial condition or results of operations.

      You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The information contained in this Form 10-K and in the documents incorporated by reference herein identifies important factors that could cause such differences, including, but not limited to, financial performance, real estate conditions, execution of hotel acquisition programs, changes in local or national economic conditions, increased competition, and other similar variables.

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

PART I

Item 1.  Business

(a)  General Development of Business

  About Boykin Lodging Company and Its Strategies

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that currently owns interests in 32 hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

•	maximizing revenue growth in our hotels through —

•	strong management performance from our lessee/operators;
•	selective renovation;
•	expansion and development; and
•	improved brand repositioning;

•	acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost, and;

•	developing strategic alliances and relationships with a network of high-quality hotel operators and franchisors of the hotel industry’s premier upscale brands.

      Our management has substantial hotel operating, development, acquisition and transactional experience. Our executives have over 100 years combined of experience in the hotel industry and have directly overseen the acquisition, disposition, recapitalization, development and repositioning of billions of dollars of hotel assets throughout the United States.

  Formation and Initial Public Offering

      Boykin Lodging Company was formed to continue and expand the 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties in which the Boykin Group held significant ownership interests, seven of which the Boykin Group has owned and managed since their opening. Boykin Lodging Company currently has a 92.1% ownership interest in and is the sole general partner of the Partnership.

  Major Events Since the IPO

•	Since the IPO, consistent with our strategies, we have acquired 23 hotels containing 6,702 guest rooms, bringing the total number of hotels we have an ownership interest in to 32 hotels at December 31, 1999, with a total of 9,110 guest rooms. During this period, we established new strategic alliances with several high quality hotel lessee/operators and premier franchisors. We also made significant renovations at eleven of our hotels and reflagged/repositioned three hotels. In 1999, 1998 and 1997, we spent $22.1 million, $32.5 million and $13.5 million, respectively, on renovations. This represented 7 percent, 14 percent and 11 percent of 1999, 1998 and 1997 hotel revenues, respectively, significantly above the hotel industry standard of four percent.

•	Since the IPO, we increased our debt capacity from a $75 million secured credit facility to a $175 million unsecured facility and a $45 million secured facility. In 1998, we also put in place $130 million of favorable rate term debt financing at a fixed interest rate of 6.9% for ten years.

•	In February 1998, we completed a follow-on public equity offering of 4.5 million common shares, netting proceeds of approximately $106.3 million. We used the proceeds to repay existing indebtedness under our credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

•	In May 1998, we completed our merger with Red Lion Inns Limited Partnership, in which we acquired Red Lion Inns Operating L.P. (“OLP”) which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, we issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million.

•	In February 1999, we formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm that manages a portfolio of approximately $6 billion. This joint venture provides us with the ability to continue our acquisition and growth strategies with private capital at a time when public capital sources are limited and we expect to see attractive buying opportunities. AEW will provide $50 million of equity capital for the joint venture, and Boykin will provide approximately $17 million and serve as the operating partner of the joint venture.

•	In August 1999, the Boykin/ AEW venture partnered with a private investor, forming Boykin Chicago, LLC (“Boykin Chicago”), in which Boykin/ AEW has a 75% interest. Boykin’s initial investment in this joint venture was approximately $4.3 million. Boykin Chicago purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois for cash consideration of $48 million or approximately $114,000 per room. The purchase price was funded through cash contributions from the partners and $30 million of non-recourse debt, secured by the hotel. We have an 18.75% effective ownership interest in Boykin Chicago through our joint venture with AEW. Our share of the results of Boykin Chicago have been reflected in the accompanying financial statements under the equity method of accounting.

(b) Financial Information About Industry Segments

      All of Boykin’s operations are in the hotel industry.

(c) Narrative Description of Business

      Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through participation in increased revenues from our hotels pursuant to lease agreements with tenants that provide us with the greater of a base rental income or a percentage of revenues from hotel operations. We also seek to achieve these objectives by selective acquisition, ownership, redevelopment, repositioning and expansion of additional hotel properties as well as timely disposition of non-strategic assets. We will seek to continue to invest in properties whose performance we can improve with our established industry and marketing expertise.

  Boykin’s Hotel Portfolio

      Our hotel portfolio includes 30 full-service hotels and two limited-service hotels, all of which compete in the upscale to moderate price segment of the hospitality market. For the year ended December 31, 1999, our hotels had an average occupancy rate of 68.5%, an average daily rate (“ADR”) of $91.88 and revenue per available room (“REVPAR”) of $62.92. Refer to Item 2(a) “Hotel Properties” on page 10 for a listing of our hotels. Also refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 for a chart of hotel operating data for 1999 and 1998.

  How Boykin Applies Its Business Strategies

  A.  Internal Growth from Strong Management, Renovation, and Development and Repositioning

      1.  Strong Management Performance

      We believe that the revenue and cash flow from our hotels will be maximized by intensive management and marketing. We intend to derive increased cash flow through the application of our lessees’ operating strategies, which include active hotel revenue maximization (also referred to as effective yield management). We believe that our lessees’ commitment to customer service and the experience of their management teams positions us to capitalize on the expected continuing demand in our markets.

      We also believe that, based on our historical operating results, the location of our hotels, and the strength of our own and our lessees’ management teams, the portfolio should provide us with the opportunity for cash flow growth through the percentage leases.

      2.  Capital Expenditure and Renovation Strategy

      We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes revenue growth under the percentage leases. During the year ended December 31, 1999, we spent approximately $22.1 million on renovations. This represents an average of over seven percent of 1999 hotel revenues.

      The percentage leases require us to annually add to a capital expenditures reserve which represent specified percentages of individual hotel total revenues. For the year ended December 31, 1999, this reserve would have represented an average of $1,387 per room for the hotels. We generally use the capital expenditures reserve for the replacement and refurbishment of furniture, fixtures, and equipment and other capital expenditures to maintain and enhance the competitive position of our hotels, although we may make other uses of amounts reserved that we consider appropriate from time to time. We believe that the reserve will be adequate to meet our continuing capital expenditure and furniture, fixtures, and equipment needs for our hotels in light of their age and condition.

      We have previously announced our intention to make approximately $20 million of improvements at some of the ten DoubleTree hotels. To date, we have spent over $13 million in capital improvements in this portfolio and expect to spend the remaining $7 million of improvements by the end of the second quarter of 2000. Funding for future capital expenditures will be made from cash on hand, available capital expenditure reserves, and borrowings on our credit facility.

      3.  Development, Expansion and Repositioning Strategy

      We may develop additional full-service or upscale limited-service hotels on land that we acquire in our current geographic markets or on land contiguous to our hotels. We believe that selective development of hotels in our existing geographic markets could enable us to take advantage of operating efficiencies to generate attractive returns on investment. We may also expand our existing hotels and/or reposition under-performing hotels by changing the franchise brand affiliation.

  B.  Acquisitions

      We believe that the upscale and moderate market segments of the hospitality industry continue to present attractive acquisition opportunities. Our acquisition strategy focuses on the following categories:

1. Product Type — Full-service commercial hotels, airport hotels, major tourist hotels and destination resorts in major markets and business centers.

2. Market Repositioning Opportunities — Undervalued hotels whose occupancy, daily rates and overall revenues can be significantly enhanced through new brand affiliations and/or implementation of new marketing strategies which will maximize revenues and profitability.

3. Redevelopment and Renovation Opportunities — Hotels with sound operational fundamentals that, because of a lack of capital, require physical renovation to achieve their full performance potential, and other properties which can benefit from total redevelopment and market repositioning.

4. Portfolio Acquisitions — Portfolios of hotels which result in geographic economies of scale or which may be leased back to proven hotel operators as additional lessees, and that may benefit from our repositioning and redevelopment experience and access to capital.

      We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from capital obtained from borrowings under our credit facility or other borrowings, from the proceeds of the sale of non-strategic hotels, additional issuances of common shares or other securities, cash flows from operations, or capital funding through our joint venture arrangement with AEW.

  C.  Strategic Alliances and Relationships

      Our strategic alliances and relationships fall into two primary areas:

•	Franchise Brand Strategy

•	Lessee and Joint Venture Strategy

      1.  Franchise Brand Strategy

      We focus on owning hotel properties that are, or can be, associated with brands that will lead the hospitality industry in REVPAR, such as Marriott®, Radisson®, Hilton®, DoubleTree®, Holiday Inn®, Hampton Inns®, Quality Suites®, Hyatt®, Renaissance®, Omni®, and Embassy Suites®. We believe that we can maximize our market share and revenue by taking advantage of our orientation toward sales and marketing to identify the most effective branding and to leverage our brands with effective direct sales strategies.

      We expect to continue to affiliate with a number of different franchisors in order to maximize the performance of our hotels by providing greater access to a broad base of national marketing and reservation systems, and to mitigate the risks of franchise loss and franchise overlap. We believe that our relationships with certain franchisors facilitate finding acquisition opportunities and completing acquisitions on attractive terms.

     2.  Lessee and Joint Venture Strategy

      We lease our properties to established hotel operators pursuant to percentage lease agreements, which provide us with the greater of a base rental income or a percentage of revenues from operations.

      In selecting lessees, we seek hotel operators with demonstrated full-service hotel expertise, a stable operating and financial performance history, an excellent reputation in the hospitality industry, an ability to introduce additional acquisition opportunities to us, and to lease additional hotels from us.

      The hotels in our portfolio are leased to and operated by the following entities:

Lessee	Number of Hotels	Operator

Boykin Management Company Limited Liability Company (“BMC”)	15*	BMC

Westboy LLC (“Westboy”)	10	Hilton Hotel Corporation

MeriStar Hotel Company (“MeriStar”)	3	MeriStar
Davidson Hotel Company (“Davidson”)	1	Davidson

Outrigger Lodging Services (“Outrigger”)	1	Outrigger

ChiBoy, LLC (“ChiBoy”)	1	ChiBoy

	31

*	One hotel is currently operated by us pursuant to a management agreement with a subsidiary of BMC.

  BMC, Westboy and ChiBoy

      Robert W. Boykin (our Chairman of the Board, President and Chief Executive Officer) and his brother, John E. Boykin, control BMC. Westboy and ChiBoy are wholly-owned subsidiaries of BMC that lease the ten DoubleTree hotels and the Chicago Executive Plaza Hotel, respectively. BMC has continued the 40-year hotel operation and management business of the Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel properties. BMC currently manages 19 properties containing 4,931 guest rooms located throughout the United States, including 16 hotels leased from us, and one hotel operated by us.

      BMC’s subsidiaries, which conduct management activities for owners other than us, include an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business. These operations are conducted, in part, with a view to introducing us to acquisition opportunities.

      BMC and its owners, who have a substantial interest in the Partnership, have interests that conflict with our interests in connection with the structuring and enforcement of the percentage lease agreements and other agreements between us and BMC and in connection with activities that may maximize profits for BMC without necessarily benefiting us. We have implemented several measures, including those listed below, to align the interests of BMC and its owners with our interests and to address these conflicts of interest:

•	BMC’s owners have retained their equity interests in the Partnership;

•	Distributions from BMC and net proceeds of any sale of BMC (with certain limited exceptions) will be used to purchase units in the Partnership or our common shares, and half of BMC’s consolidated earnings will be retained in BMC and its subsidiaries to maintain their consolidated net worth at not less than 25% of the aggregate annual rent payments under BMC’s percentage lease agreements;

•	Determinations made on behalf of Boykin Lodging Company in connection with any conflict of interest involving any affiliate of Boykin are made by our independent directors;

•	Any affiliate of the Boykin Group will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging Company; and

•	Any change in control of BMC without our consent will constitute a default under BMC’s percentage lease agreements.

      BMC also has developed a deferred compensation plan for its corporate-level senior executives, under which each award’s value is based on the value of our common shares.

  Third Party Operator

      Hilton Hotel Corporation manages our portfolio of ten DoubleTree hotels and is a highly-respected company with a long history of owning and operating upscale hotels. Hilton brings to us a significant amount of expertise in managing these ten properties, which we believe will maximize the revenue and overall value of these properties.

  Third Party Lessees

      We have implemented a strategy of structuring joint ventures with our third party lessee/operators to align the hotel lessees’ economic interests with our economic interests. In each joint venture, the lessee’s ability to receive cash flow and equity capital distributions is subordinated to our receipt of specified minimum distributions. In addition, each lessee must maintain a specified net worth to support its lease payment obligations and pledge its joint venture interest as security for the lease payment obligations. We are permitted to subject any majority-owned joint venture’s hotel to a mortgage or to sell the hotel or its interest in the joint venture without obtaining the affected joint venture partner’s consent.

      We currently have joint ventures formed with the following companies or their affiliates who operate, lease and share in the ownership of the following hotels:

			Lessee
		Boykin Ownership	Ownership
Name of Joint Venture	Lessee/JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	MeriStar	91%	9%	Holiday Inn Minneapolis West

Shawan Road Hotel Limited Partnership	Davidson	91%	9%	Marriott’s Hunt Valley Inn

Boykin San Diego, L.L.C	Outrigger	91%	9%	Hampton Inn San Diego Airport/ Sea World

Boykin Kansas City, L.L.C	MeriStar	80%	20%	DoubleTree Kansas City

      MeriStar. MeriStar is a publicly traded hotel management company that manages hotels throughout the United States. MeriStar’s portfolio of full-service hotels under management includes both independent brands and a number of well-known franchised brands, including Hilton®, Sheraton®, Marriott® Embassy Suites®, Westin® and DoubleTree®. MeriStar also leases and operates our Pink Shell Beach Resort, which is owned 100% by the Partnership.

      Davidson. Davidson is a privately held national hotel management company located in Memphis, Tennessee. Davidson provides management, development, consulting and accounting expertise for the hospitality industry. Davidson operates hotels under franchise agreements with such franchisors as Marriott®, Embassy Suites®, Hilton®, Crowne Plaza®, Omni® and Holiday Inn®.

      Outrigger. Outrigger is a privately held hotel management company based in Encino, California. Outrigger has operated or currently operates a full range of hotel products, including Marriott®, Sheraton®, Hilton®, Residence Inn®, Holiday Inn®, and Radisson®, and many limited service products. In addition to branded hotels, Outrigger operates upscale, boutique hotels.

  Terms of the Percentage Lease Agreements

      The following summary of the material terms of the percentage leases is qualified in its entirety by reference to the form of Percentage Lease, which was filed as an exhibit to our Registration Statement on Form S-11 (Registration Statement No. 333-6341, filed on June 19, 1996, as amended).

      The percentage lease agreements have the material terms described below:

•	Duration — non-cancelable remaining terms ranging from one to nine years, subject to earlier termination on the occurrence of certain contingencies described in the percentage leases. The majority of the percentage leases do not contain renewal terms and those with renewal options are subject to agreement between the parties regarding market terms.

•	Amounts Payable Under the Percentage Leases. Lessees are obligated to pay to Boykin:

(i) the higher of minimum rent or percentage rent, except for the French Lick Springs Resort, for which both minimum rent and percentage rent are required to be paid.

—	Minimum rent is a fixed amount determined by negotiation between us and the applicable lessee and is payable monthly.

—	Percentage rent is calculated by multiplying fixed percentages by gross room and other revenue and gross food and beverage revenue, over specified threshold amounts. Percentage rent is payable quarterly.

Both the threshold gross room and other revenue amounts used in computing percentage rent and minimum rent are adjusted annually for changes in the United States Consumer Price Index.

(ii) certain other amounts, including interest accrued on any late payment or charge.

Each lease also requires the lessee to pay all costs and expenses incurred in the operation of the hotel. The lessee is required to maintain the hotel in good order and repair and to make necessary nonstructural repairs. We fund capital expenditures as we consider necessary and as required by our franchisors.

•	Insurance and Property Taxes. We pay, or cause the lessee to pay, real estate and personal property taxes and maintain, or cause the lessee to maintain, property insurance, including casualty insurance, on our hotels. The lessee maintains comprehensive general public liability, workers’ compensation, 12-month rental interruption and any other insurance customary for properties similar to the hotel or required by any relevant franchisor and must have us named as an additional insured. We believe that the insurance coverage carried by each hotel is adequate in scope and amount.

•	Indemnification. The lessee indemnifies us against all liabilities, costs and expenses incurred by, imposed on or asserted against us, on account of, among other things:

—	accidents or injury to persons or property on or about the hotel;

—	negligence by the lessee or any of its agents;
—	certain environmental liabilities resulting from conditions existing at the time of the lease execution;
—	taxes and assessments in respect of the hotel (other than our real estate taxes and income taxes on income attributable to the hotel);
—	the sale or consumption of alcoholic beverages on the hotel property; and
—	any breach of the lease by the lessee.

•	Assignment and Subleasing. The lessee is not permitted to sublet all or any part of the hotel, assign its interest, or enter a management agreement with a third party to operate the hotel without our prior written consent.

•	Events of Default. Events of default include, among other things:

—	the failure by the lessee to pay minimum and percentage rent when due;

—	failure to observe or perform any other term of the lease;

—	termination of the franchise agreement covering any hotel leased to the lessee; and

—	with respect to BMC, any failure to comply with BMC’s covenants, as described under Item 1. (c) C.2. – “BMC, Westboy and ChiBoy.”

      In the event of default under any lease with BMC, we may terminate the lease and any or all of the other percentage leases with BMC, and BMC will be required to surrender possession of the affected hotels. If an event of default under any lease with any other lessee occurs, we may terminate the lease and the lessee will be required to surrender possession of the affected hotel.

  Recent REIT Legislation

      Congress recently enacted legislation which will dramatically change the tax rules applicable to hotel REITs. Effective in 2001, REITs will be able to operate certain businesses through a taxable REIT subsidiary (“TRS”), which, in the past, would have jeopardized their tax-free status. For hotel REITs, this means that starting in 2001, our hotel properties can be leased to a TRS we own, as long as the TRS hires an independent hotel operator to manage the properties.

      We are enthusiastic about this new legislation because we believe that it will allow us to eliminate conflicts of interest that exist with a lease arrangement, to better motivate our operators, and to potentially capture more of the income from our properties. At this writing, we are actively evaluating how a TRS could benefit our shareholders. We believe that we will be in a position to announce specific plans later in 2000.

  Franchise Agreements

      Our hotels are operated under franchise license agreements with premier nationally recognized hotel chains, including:

  •  DoubleTree®
  •  Marriott®
  •  Radisson®
  •  Hilton®
  •  Holiday Inn®
  •  Quality Suites®
  •  Hampton Inns®

      Our French Lick Springs Resort in French Lick, Indiana operates as an independent hotel.

      We expect that most of the additional hotel properties that we acquire will be operated under franchise agreements. We believe that the public’s perception of quality associated with a franchisor can be an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, including national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.

      The expiration dates for the hotels’ franchise agreements range from August 31, 2001 to December 31, 2018, which, in some cases, may be extended for additional terms beyond 2018. The franchise agreements generally impose certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchised operator must comply. Some of the key provisions of the franchise agreements include the following:

•	Each franchise agreement gives the lessee/operator the right to operate the franchised hotel under a franchise for a period of years specified in that agreement. The franchise agreements provide for early termination at the franchisor’s option on the occurrence of certain events of default, such as the failure to properly maintain the hotel.

•	The lessees/operators are responsible to pay franchise fees ranging from 2.25% to 6% of gross room sales and advertising or marketing and reservation fees generally ranging from 0.4% to 4% of gross room sales.

•	Notification must be given to the franchisor upon the sale of a hotel giving the franchisor rights, as defined in its franchise agreement, ranging from consent to the transfer of ownership, the franchisor’s ability to match an offer for sale, or the right to terminate the franchise agreement. Several of the franchise agreements can be terminated upon sale by the franchisee.

  Employees

      We currently have eighteen employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions.

  Inventory

      Working capital assets required in the operation of our hotels are generally provided by the lessees at their expense.

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

      We have not been notified by any governmental authority, nor are we otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or to other environmental matters in connection with any of our hotels. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the hotels or on the land upon which they are located which could create a material environmental liability. Further, there can be no assurance that the hotels that we may acquire will not give rise to any material environmental liability.

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

  Seasonality

      The operations at our hotels historically have been seasonal. Twenty-seven of the hotels maintain higher occupancy rates during the second and third quarters. The five hotels in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales

      All of our operations are conducted in the United States.

Item 2.  Properties

(a)  Hotel Properties

      On December 31, 1999, we owned interests in the following 32 hotel properties:

	Number
	of
Property	Rooms	Lessee	Location

DoubleTree Portland, Lloyd Center	476	Westboy	Portland, OR

DoubleTree Sacramento	448	Westboy	Sacramento, CA

DoubleTree Omaha	413	Westboy	Omaha, NE

DoubleTree Kansas City	388	MeriStar	Kansas City, MO

DoubleTree Boise	304	Westboy	Boise, ID

DoubleTree Colorado Springs	299	Westboy	Colorado Springs, CO

DoubleTree Spokane Valley	237	Westboy	Spokane, WA

DoubleTree Portland Downtown	235	Westboy	Portland, OR

DoubleTree Springfield	234	Westboy	Springfield, OR

DoubleTree Bellevue Center	208	Westboy	Bellevue, WA

DoubleTree Yakima Valley	208	Westboy	Yakima, WA

Cleveland Marriott East	403	BMC	Cleveland, OH

Marriott’s Hunt Valley Inn	392	Davidson	Baltimore, MD

Cleveland Airport Marriott	375	BMC	Cleveland, OH

Buffalo Marriott	356	BMC	Buffalo, NY

Columbus North Marriott	300	BMC	Columbus, OH

Berkeley Marina Radisson	373	BMC	Berkeley, CA

Radisson Hotel Mt. Laurel	283	N/A*	Mt. Laurel, NJ

High Point Radisson	251	BMC	High Point, NC

Daytona Beach Radisson Resort	206	BMC	Daytona Beach, FL

Radisson Inn Sanibel Gateway	157	BMC	Fort Myers, FL

Holiday Inn Minneapolis West	196	MeriStar	Minneapolis, MN

Holiday Inn Crabtree	176	BMC	Raleigh, NC

Lake Norman Holiday Inn	119	BMC	Charlotte, NC

Melbourne Hilton Oceanfront	118	BMC	Melbourne, FL

Knoxville Hilton	317	BMC	Knoxville, TN

Hampton Inn San Diego Airport/ Sea World	199	Outrigger	San Diego, CA

Lake Norman Hampton Inn	117	BMC	Charlotte, NC

Melbourne Quality Suites	208	BMC	Melbourne, FL

Pink Shell Beach Resort	208	MeriStar	Fort Myers, FL

French Lick Springs Resort	485	BMC	French Lick, IN

Executive Plaza Hotel	421	ChiBoy	Chicago, IL

	9,110

*	Effective February 1, 2000, we commenced operating the Radisson Hotel Mt. Laurel. We hired JerseyBoy, LLC, a wholly-owned subsidiary of BMC, to manage the hotel pursuant to a management agreement.

(b)  Office Space

      Pursuant to a shared services and office space agreement, we paid BMC approximately $4,800 per month in 1999 for the right to use certain office space and receive certain related services.

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

      Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	50	Chairman of the Board, President and Chief Executive Officer
Richard C. Conti	49	Chief Operating Officer
Paul A. O’Neil	42	Chief Financial Officer and Treasurer
Mark L. Bishop	40	Senior Vice President — Development
Russ C. Valentine	54	Senior Vice President — Acquisitions
Andrew C. Alexander	36	Senior Vice President and General Counsel

      The following is a biographical summary of the business experience of our executive officers.

      Robert W. Boykin has served as our President and Chief Executive Officer since our formation. He served as the President and Chief Executive officer of Boykin Management Company from 1985 until November 1996. He served as Boykin Management Company’s Executive Vice President from 1981 until 1985.

      Richard C. Conti has served as our Chief Operating Officer since May 1998. Prior to joining us, Mr. Conti was a Principal and Director with Coopers & Lybrand L.L.P. Mr. Conti was responsible for Coopers & Lybrand L.L.P.’s hospitality consulting practice in the Midwest and has been involved in the hospitality industry for over 22 years. Mr. Conti has worked closely with many of the leaders in the industry and brings to us a wealth of industry knowledge and contacts.

      Paul A. O’Neil has served as our Chief Financial Officer since May 1998 and has been our Treasurer since 1997. Mr. O’Neil served as the Chief Financial Officer of Boykin Management Company from 1996 to 1997. He was the Treasurer of Boykin Management Company from 1994 to 1996. Prior to joining Boykin Management Company, he managed the Real Estate Services Group in Arthur Andersen L.L.P.’s Cleveland office from 1990 to 1994.

      Mark L. Bishop is our Senior Vice President — Development. He served as Senior Vice President-Acquisitions of Boykin Management Company from April 1994 until November 1996. From December 1986 until April 1994, Mr. Bishop was employed by Grubb & Ellis, serving as Vice President/ Senior Marketing Consultant beginning in February 1991. From February 1990 until December 1995, Mr. Bishop also owned and served as President of four separate companies that owned and operated restaurants.

      Russ C. Valentine joined us in June 1999 as our Senior Vice President — Acquisitions. Prior to joining us, Mr. Valentine served as Senior Vice President of Acquisitions for American General Hospitality, a real estate investment trust that was based in Dallas, Texas. Mr. Valentine played a significant roll in American General’s successful acquisition program from 1990 to 1998. Over the past 25 years, Mr. Valentine has worked for major consulting, investment banking, and hotel organizations.

      Andrew C. Alexander became our Vice President-Corporate Counsel in July 1997 and was promoted to Senior Vice President and General Counsel in June 1999. From July 1995 until July 1997, Mr. Alexander served as Vice President-Corporate Counsel of Renaissance Hotel Group, N.V., a publicly traded hotel company. From September 1989 until July 1995, Mr. Alexander was an attorney at the law firm of Calfee, Halter & Griswold, LLP.

      There are no arrangements or understandings known to us between any executive officer and any other person pursuant to which any executive officer was elected to office. There is no family relationship between any of our directors or executive officers and any other director or executive officer.

      Employment Arrangements. Robert W. Boykin entered into an employment contract with us in connection with the IPO. The agreement provides for a one-year term that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate the agreement by giving prior written notice of two years. Mr. Boykin is prohibited from competing with us during the term of his employment agreement and for a term of two years thereafter.

      In May 1997 and May 1998, we entered into employment arrangements with Paul A. O’Neil and Richard C. Conti, respectively. The arrangements provide for a one-year term that will be extended for an additional year at the end of each year of the arrangements, subject to the right of either party to terminate the employment relationship by giving six months prior written notice.

PART II

Item 5.  Market for Registrant’s Common Shares and Related Shareholder Matters

(a)  Market Information

      Our common shares are traded on the New York Stock Exchange under the symbol “BOY.” The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

			Cash
	Price Range		Distributions
			Declared
	High	Low	Per Share

Year Ended December 31, 1998:

First Quarter	$28 1/2	$23 9/16	$0.47

Second Quarter	$24 11/16	$20	$0.47

Third Quarter	$22 5/8	$14	$0.47

Fourth Quarter	$15 1/16	$12 1/16	$0.47

Year Ended December 31, 1999:

First Quarter	$14 5/16	$11 15/16	$0.47

Second Quarter	$15 13/16	$12 1/16	$0.47

Third Quarter	$15 5/16	$13 1/8	$0.47

Fourth Quarter	$13 7/16	$10 13/16	$0.47

Year Ending December 31, 2000:

First Quarter (through March 17, 2000)	$12 9/16	$10 15/16	$0.47

(b)  Shareholder Information

      As of March 17, 2000, there were 1,047 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 17,500 beneficial owners.

      In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c)  Dividend and Distribution Information

      The declaration and payment of future distributions is at the discretion of our Board of Directors and depends on, among other things, Boykin Lodging Company’s receipt of cash distributions from the Partnership, our results of operations, level of indebtedness, any contractual restrictions, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, economic conditions and other factors considered relevant by our Board. The level of our cash distributions is determined by us in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs. There can be no assurance that we will make any such future distributions.

(d)  Sales of Unregistered Securities

      Not applicable.

(e)  Use of Proceeds from Sales of Registered Securities

      Not applicable.

Item 6.  Selected Financial Data

      The following tables set forth selected historical and pro forma operating and financial data for Boykin Lodging Company, the Initial Hotels (predecessor to Boykin) and BMC. The selected historical financial data has been derived from the historical financial statements of Boykin, the Initial Hotels and BMC, respectively, as audited by Arthur Andersen LLP, independent public accountants.

      There are no pro forma adjustments to our actual results for 1999, however, our pro forma financial information for 1998 is presented as if the following significant transactions had been consummated as of January 1, 1998:

•	our sale of 4.5 million common shares in February 1998;

•	our issuance of 3.1 million common shares in May 1998 related to the Red Lion merger;

•	our acquisitions in 1998; and

•	our repurchase of 114,500 shares in 1998.

      The pro forma information of BMC is presented as if our March 1998 acquisitions of two hotels leased by BMC and our August 1999 acquisition of the Executive Plaza Hotel leased by ChiBoy were consummated as of January 1, 1998.

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

BOYKIN LODGING COMPANY

SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA

(amounts in thousands, except for per share data)

					Historical
		Unaudited			Period From
	Historical	Pro Forma	Historical	Historical	November 4
	Year Ended	Year Ended	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	1999	1998	1998	1997	1996

OPERATING DATA:

Total revenues	$86,182	$83,360	$70,122	$38,266	$3,378

Total expenses	66,435	60,170	47,921	20,832	2,537

Income before minority interest and extraordinary item	19,747	23,190	22,201	17,434	841

Minority interest	(1,625)	(2,079)	(2,059)	(2,210)	(40)

Income before extraordinary item	18,122	$21,111	20,142	15,224	801

Extraordinary item — loss on early extinguishment of debt, net of minority interest	—	(1,138)	(1,138)	(882)	(4,908)

Net income (loss) applicable to common shares	$18,122	$19,973	$19,004	$14,342	$(4,107)

EARNINGS PER SHARE:

Net income (loss) per common share:

Basic	$1.06	$1.17	$1.25	$1.51	$(.46)

Diluted	$1.06	$1.17	$1.25	$1.49	$(.45)

Weighted average number of common shares outstanding:

Basic	17,063	17,044	15,252	9,523	8,981

Diluted	17,127	17,044	15,252	9,595	9,036

OTHER DATA:

Funds from operations(1)	$48,189	$48,667	$42,805	$27,381	$2,185

Net cash provided by operating activities(2)	$51,795	$49,319	$39,960	$29,477	$329

Net cash used for investing activities(3)	$(26,480)	$(11,455)	$(299,784)	$(110,554)	$(1,824)

Net cash (used for) provided by financing activities(4)	$(26,987)	$(34,470)	$263,612	$61,570	$22,857

Dividends declared	$32,260	N/A	$30,685	$17,150	$2,700
Weighted average number of common shares and units outstanding

Basic	18,354	18,335	16,549	10,883	10,359

Diluted	18,418	18,335	16,549	10,905	10,359

	As of December 31,

	1999	1998	1997

HISTORICAL BALANCE SHEET DATA:

Investment in hotel properties, net	$584,875	$595,132	$231,651

Total assets	606,103	615,062	238,855

Total debt	294,000	286,000	91,750

Minority interest	18,263	22,961	20,372

Shareholders’ equity	273,730	286,216	114,815

(1)	The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines funds from operations (“FFO”) as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.

We compute FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO (in thousands):

	Historical	Pro Forma	Historical	Historical	Historical
	1999	1998	1998	1997	1996

Net income (loss)	$18,122	$19,973	$19,004	$14,342	$(4,107)

Real estate related depreciation and amortization	28,878	26,256	21,265	10,148	1,344

Minority interest	1,625	2,079	2,059	2,210	40

Extraordinary item	—	1,138	1,138	882	4,908

Equity in income of unconsolidated joint venture	(23)	—	—	—	—

FFO adjustment related to joint ventures	(413)	(779)	(661)	(201)	—

Funds from operations	$48,189	$48,667	$42,805	$27,381	$2,185

(2)	For pro forma purposes, net cash provided by operating activities represents net income before depreciation of real estate assets, amortization of deferred financing costs and minority interest including adjustments for the joint venture minority interest therein. For pro forma purposes, no effect has been given to changes in working capital assets and liabilities.

(3)	For pro forma purposes, net cash used for investing activities represents 4% of hotel revenues for the applicable period. For those hotels which are owned through a joint venture, only our percentage interest in such hotel revenues is considered in the calculation.

(4)	For pro forma purposes, net cash used for financing activities represents estimated dividends and distributions based upon our historical annual dividend rate of $1.88 per common share in 1998 and the pro forma weighted average number of common shares and units outstanding during the applicable period.

INITIAL HOTELS

SELECTED COMBINED HISTORICAL FINANCIAL DATA

(amounts in thousands)

		January 1,
	Year Ended	1996 to
	December 31,	November 3,
	1995	1996(A)

OPERATING DATA:

Room revenue	$50,730	$51,627

Food and beverage revenue	22,984	20,062

Other revenue	4,490	4,148

Total revenues	78,204	75,837

Departmental and other expenses	54,629	52,367

Real estate and personal property taxes, insurance and ground rent	3,579	3,228

Depreciation and amortization	6,545	6,308

Interest expense	14,169	13,430

Gain on property insurance recovery	(670)	(32)

Income (loss) before extraordinary item	(48)	536

Extraordinary item — gain (loss) on early extinguishment of debt	556	(1,315)

Net income (loss)	$508	$(779)

(A)	On February 8, 1996, the Lake Norman Holiday Inn and Lake Norman Hampton Inn were acquired by a Boykin Affiliate. The acquisition was accounted for as a purchase and, accordingly, the operating results of the Holiday Inn and Hampton Inn have been included in the above operating data commencing February 8, 1996.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY

SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA

(amounts in thousands)

				(Unaudited)
				Pro Forma Year Ended
	Historical Year Ended December 31,			December 31,

	1999	1998	1997	1999	1998

OPERATING DATA:

Room revenue	$160,528	$148,643	$72,751	$170,282	$164,103

Food and beverage revenue	75,140	71,925	30,229	76,370	74,419

Other hotel revenue	16,753	15,085	7,568	17,283	15,978

Total hotel revenues	252,421	235,653	110,548	263,935	254,500

Other revenue	2,670	2,407	2,477	2,670	2,407

Total revenues	255,091	238,060	113,025	266,605	256,907

Operating expenses	178,602	170,162	75,891	184,906	180,267

Cost of goods sold of non-hotel operations	517	427	619	517	427

Percentage lease expense	73,289	67,424	34,834	77,665	74,189

Total expenses	252,408	238,013	111,344	263,088	254,883

Net income	$2,683	$47	$1,681	$3,517	$2,024

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boykin’s Formation and Significant Events

      We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties. Boykin Lodging Company currently has a 92.1% ownership interest in, is the sole general partner of and does all its business through the Partnership. We acquired another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility.

      In February 1998, we completed a follow-on public equity offering of 4.5 million common shares, netting proceeds of approximately $106.3 million. We used the proceeds to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

      We completed our merger with Red Lion Inns Limited Partnership in May 1998, in which we acquired Red Lion Inns Operating, L.P. (“OLP”) which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, we issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million.

      In February 1999, we formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm that manages a portfolio of approximately $6 billion. This joint venture provides us with the ability to continue our acquisition and growth strategies with private capital at a time when public capital sources are limited, and we expect to see attractive buying opportunities. AEW will provide $50 million of equity capital for the joint venture, and Boykin will provide approximately $17 million and serve as the operating partner of the joint venture.

      The Boykin/ AEW venture partnered with a private investor in August 1999, forming Boykin Chicago, LLC (“Boykin Chicago”), in which Boykin/ AEW has a 75% interest. Boykin’s initial investment in this joint venture was approximately $4.3 million. Boykin Chicago purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois for cash consideration of $48 million or approximately $114,000 per room. Thirty million dollars of the purchase price was funded through non-recourse debt secured by the hotel. We have an 18.75% effective ownership in Boykin Chicago through our joint venture in AEW. Our share of the results of Boykin Chicago have been reflected in the accompanying financial statements under the equity method of accounting.

      At the end of 1999, we owned interests in 32 hotels containing a total of 9,110 guest rooms located in 17 different states.

      Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. The lessees’ ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

RESULTS OF OPERATIONS

      The following discusses our actual results of operations for 1999 compared to 1998 and 1998 compared to 1997. It also discusses our pro forma results of operations for the year ended December 31, 1998 compared to actual 1999 results. There are no pro forma adjustments to our actual results for 1999, however, the 1998 pro forma information is presented as if the following items had been consummated as of January 1, 1998:

•	our sale of 4.5 million common shares in February 1998;

•	our issuance of 3.1 million common shares in May 1998 related to the Red Lion merger;

•	our acquisitions in 1998; and

•	our repurchase of 114,500 common shares in 1998.

      Because the rent we collect from BMC and its subsidiaries constitutes a significant portion of our lease revenues, we believe that a discussion of the historical and pro forma operations of BMC is also important to understand our business. The pro forma information of BMC is presented as if our March 1998 acquisitions of two hotels leased by BMC and our August 1999 acquisition of the Executive Plaza Hotel leased by ChiBoy, a wholly-owned subsidiary of BMC, were consummated as of January 1, 1998.

Boykin Lodging Company

   Actual Results of Operations Year Ended December 31, 1999 Compared to Year Ended 1998

      Our percentage lease revenue increased to $85.3 million in 1999 from $69.7 million in 1998, primarily because of recording a full year’s results of operations in 1999 for the 14 hotels we acquired in 1998, as well as increased percentage lease revenues in 1999 from hotels that underwent significant renovations in 1998. Percentage lease revenue payable by BMC represented $70.9 million, or 83.1% of total percentage lease revenue in 1999, compared to 81.3% in 1998. The increase in the amount of 1999 percentage lease revenues from BMC is attributable to a full year of lease payments in 1999 for the ten DoubleTree hotels acquired in May 1998, which are leased to a subsidiary of BMC. Acquisition and asset management fees related to our acquisition of the Executive Plaza Hotel through our new venture with AEW caused interest and other income to increase to $.9 million in 1999 from $.4 million in 1998.

      Income before minority interests and extraordinary item decreased from $22.2 million in 1998 to $19.7 million in 1999. As a percent of total revenues, income before minority interests and extraordinary item decreased to 22.9% in 1999 from 31.7% in 1998, primarily resulting from:

•	an increase in interest expense to $20.6 million in 1999, or 23.9% of total revenues, compared to $13.9 million, or 19.8%, in 1998, due to an increase in the average outstanding debt balances in 1999. New debt associated with our 1998 acquisitions and the Red Lion merger increased our interest expense in 1999 as these borrowings, outstanding for a full year, contained interest charges for a full year.

•	an increase in real estate related depreciation and amortization, as a percent of total revenue, to 33.5% in 1999 from 30.3% in 1998 because hotel acquisitions in 1998 increased the size of our hotel portfolio and were reflected in the full year’s results in 1999.

•	general and administrative expenses increased, as a percentage of total revenue, to 6.6% in 1999 from 5.3% in 1998, primarily because of the incremental costs associated with hiring management personnel to support the increased reporting and support requirements of a larger portfolio of hotels.

      Net income was $18.1 million in 1999 compared to $19.0 million in 1998. Minority interest applicable to the operating partnership and joint venture partnerships included in income before extraordinary item was $1.6 million in 1999, or 1.9% of total revenues, compared to $2.1 million, or 2.9% in 1998. The extraordinary charge (net of minority interest of $.1 million in 1998) of $1.1 million in 1998 represented the write-off of deferred financing costs associated with our former $150 million secured credit facility which was replaced with a new, increased unsecured facility.

      Our FFO in 1999 was $48.2 million compared to $42.8 million in 1998. For a definition of FFO, reconciliation of net income to FFO and discussion why we believe FFO is an important measure to investors of a REIT’s financial performance, please see Item 6. “Selected Financial Data” on page 15.

  Actual Year Ended 1999 Results of Operations Compared to Pro Forma Results of Operations Year Ended 1998

      Our 1999 revenue increased 3.4% to $86.2 million from 1998 pro forma revenue of $83.4 million. This increase is primarily because of increased percentage lease revenues in 1999 from hotels that underwent significant renovations in 1998. Acquisition and asset management fees related to our acquisition of the Executive Plaza Hotel through our new venture with AEW also caused total revenues to increase in 1999.

      Our 1999 expenses before minority interest, consisting principally of depreciation and amortization, property taxes, insurance, ground rent, general administrative expenses and interest expense increased $6.2 million, or 10.4%, to $66.4 million compared to 1998 pro forma expenses of $60.2 million. The principal factors for these increases are attributable to higher interest expense, general and administrative expenses, depreciation and amortization, and taxes, insurance and ground rent expense.

      General and administrative expenses increased $2.0 million in 1999 compared to pro forma 1998, or 52.3%, primarily because of incremental costs associated with hiring management personnel to support the increased reporting and support requirements of a larger portfolio of hotels. Real estate and personal property taxes, insurance and ground rent expense increased 6.5% to $10.4 million in 1999 from $9.8 million in pro forma 1998, primarily because of higher assessed property taxes in 1999. Interest expense in 1999, of $20.6 million, increased $.9 million, or 4.6%, from $19.7 million for the pro forma year ended 1998 because of higher average borrowing levels in 1999 compared to 1998 associated with funding planned capital expenditures. FFO for the year ended December 31, 1999 decreased to $48.2 million compared to pro forma FFO of $48.7 million in 1998.

      During 1999, the ADR at our hotels (including the Executive Plaza Hotel acquired in 1999 but not consolidated in Boykin’s results of operations) increased to $91.88 compared to $91.47 in 1998. The weighted average occupancy increased to 68.5% from 65.9% in 1998. This resulted in a 4.4% increase in REVPAR to $62.92 in 1999, compared to $60.25 in 1998, which compared favorably to the 1999 industry average REVPAR increase of 3.2%. The following table sets forth the pro forma operating data of the hotels owned by us as of December 31, 1999, without regard to when we acquired the hotels.

	ADR		Occupancy		REVPAR

	1999	1998	1999	1998	1999	1998

All Hotels (32 Properties)	$91.88	$91.47	68.5%	65.9%	$62.92	$60.25

Initial Hotels (9 Properties)	$98.27	$95.62	72.4%	71.7%	$71.19	$68.58

Acquired Hotels (13 Properties)	$94.21	$93.13	63.8%	59.3%	$60.14	$55.20

DoubleTree Portfolio (10 properties)	$84.26	$86.39	70.9%	69.1%	$59.70	$59.66

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

      Income before minority interests and extraordinary item increased to $22.2 million in 1998 compared to $17.4 million in 1997. As a percent of total revenues, income before minority interests and extraordinary item decreased to 31.7% in 1998 from 45.6% in 1997, primarily resulting from:

•	an increase in interest expense to $13.9 million in 1998, or 19.8% of total revenues, in 1998, compared to $2.65 million, or 6.9%, in 1997, due to an increase in the average outstanding debt balances associated with the purchase of additional hotels. Interest expense in 1997 was unusually low due to minimal borrowings under our credit facility as the remaining funds from our IPO were used to fund the majority of acquisitions in the first half of 1997. New debt associated with our 1998 acquisitions and the Red Lion merger increased our interest expense in 1998.

•	an increase in real estate related depreciation and amortization, as a percent of total revenue, from 26.5% in 1997 to 30.3% in 1998 because of an increase in the size of our hotel portfolio.

      General and administrative expenses decreased, as a percentage of total revenue, from 6.3% in 1997 to 5.3% in 1998, and personal property taxes, insurance, and ground rent, as a percentage of revenues also decreased from 13.5% in 1997 to 12.0% in 1998.

      Net income was $19.0 million in 1998 compared to $14.3 million in 1997. Minority interest applicable to the operating partnership and joint venture partnerships included in income before extraordinary item was $2.1 million in 1998, or 2.9% of total revenues, compared to $2.2 million, or 5.8% in 1997. Extraordinary charges (net of minority interest of $.2 million and $.1 million in 1997 and 1998, respectively) increased from $.9 million in 1997 to $1.1 million in 1998. The extraordinary charge in 1998 represented the write-off of deferred financing costs associated with our former $150 million secured credit facility which was replaced with a new $250 million unsecured facility. The extraordinary charge in 1997 represented the write-off of deferred financing costs incurred in connection with increasing our available credit facility in October 1997 and the retirement of mortgage indebtedness of one of the joint ventures.

      Our FFO in 1998 was $42.8 million compared to $27.4 million in 1997. For a definition of FFO, reconciliation of net income to FFO and discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, please see Item 6. “Selected Financial Data” on page 15.

BMC

   Actual Results of Operations Year Ended December 31, 1999 Compared to Year Ended 1998

      For the year ended December 31, 1999, BMC had hotel revenues of $252.4 million compared to $235.7 million in 1998. The increase was due to the commencement of the Executive Plaza Hotel lease in August 1999, a full year of results in 1999 for two hotel leases that commenced in March 1998, and an increase in 1999 revenues at hotels that underwent significant renovations in 1998.

      Percentage lease expense during 1999 was $73.3 million, or 29.0% of hotel revenues, compared to $67.4 million, or 28.6% of hotel revenues, in 1998. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels, were $178.6 million in 1999 compared to $170.2 million in 1998. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 70.7% in 1999 from 72.2% in 1998, because of increases in hotel revenues at a higher rate relative to increased expenses incurred.

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

      Percentage lease expense during 1998 was $67.4 million, or 28.6% of hotel revenues, compared to $34.8 million, or 31.5% of hotel revenues, in 1997. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels were $170.2 million in 1998 compared to $75.9 million in 1997. As a percent of hotel revenues, the departmental and other hotel operating expenses increased from 68.6% in 1997 to 72.2% in 1998, because of the additional hotels and management fees paid for the DoubleTree hotels.

   Pro Forma Results of Operations Year Ended 1999 Compared to 1998

      For the year ended December 31, 1999, BMC’s pro forma hotel revenues would have been $263.9 million, an increase of $9.4 million, or 3.7%, over pro forma hotel revenues for the year ended December 31, 1998 of $254.5 million. The increase in revenues for 1999 compared to 1998 is primarily the result of increases in occupancy and average daily rates experienced at many of the BMC hotels, primarily those which were disrupted in 1998 while undergoing significant renovations.

      Pro forma percentage lease expense would have increased 4.7%, to $77.7 million in 1999, from $74.2 million in 1998 because of increased hotel revenues. Pro forma departmental expenses and other hotel operating expenses of BMC would have been $184.9 million in 1999 compared to $180.3 million in 1998, an increase of 2.6%. As a percentage of hotel revenues, these expenses would have decreased slightly from 70.8% in 1998 to 70.1% in 1999.

      Pro forma net income of BMC would have been $3.5 million in 1999 compared to net income of $2.0 million in 1998.

Liquidity and Capital Resources

      Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the percentage leases. The lessees’ obligations under the percentage leases are unsecured and the lessees’ ability to make rent payments to the Partnership under the percentage leases are dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

      As of December 31, 1999, we had $4.0 million of unrestricted cash and cash equivalents, $3.6 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance and we had outstanding borrowings totaling $119.0 million and $175.0 million against our credit facility and term notes payable, respectively. In March 2000, the borrowings under our credit facility increased to $124.0 million to fund capital expenditures for significant renovations at several of our hotels, including five DoubleTree hotels.

      We have a $175 million credit facility available, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million and $45 million term notes payable, please see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-K. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

      Our joint venture with AEW should also allow us to take advantage of acquisition opportunities in the lodging industry with private capital at a time when public equity financing is limited. The venture with AEW also allows us to receive fees and incentive returns based on the performance of assets we have acquired to date and may acquire in the future.

      We have an active shelf registration statement with the Securities and Exchange Commission for the issuance of up to $187.5 million in securities. Securities issued under this registration statement may be preferred shares, depository shares, common shares or any combination thereof, and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering.

      In 1998, our Board of Directors approved a program to repurchase up to one million of our common shares on the open market at favorable prices. In 1998, we repurchased 114,500 common shares under this program at an average price of $15.98 totaling $1.8 million.

      In 1999, we implemented a Dividend Reinvestment and Optional Share Purchase Plan. The plan provides our shareholders with a convenient opportunity to automatically reinvest dividends and to make voluntary cash investments in our common shares at a discount to market prices and without paying brokerage commissions.

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

Inflation

      Our revenues are from percentage leases, which can change based on changes in the revenues of our hotels. Therefore, we rely entirely on the performance of the hotels and the lessees’ ability to increase revenues to keep pace with inflation. Operators of hotels in general, and our lessees, can change room rates quickly, but competitive pressures may limit the lessees’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

Seasonality

      Our hotels’ operations historically have been seasonal. Twenty-seven of our hotels maintain higher occupancy rates during the second and third quarters. The five hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. To the extent that cash flow from operations is insufficient during any quarter because of temporary or seasonal fluctuations in percentage lease revenue, we expect to utilize cash on hand or borrowings to make those distributions. No assurance can be given that we will make distributions in the future at the current rate, or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our unsecured credit facility, our $45 million secured term loan and our 18.8% share of Boykin Chicago’s $30 million term note payable.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 56% and 55% of our outstanding debt was subject to variable rates at December 31, 1999 and 1998, respectively. The average interest rate of our variable rate debt decreased from 7.3% in 1998 to 7.0% in 1999.

      We review interest rate exposure quarterly in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings, through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 1999 and 1998, we were not a party to any forward interest rate or similar agreements other than an interest rate cap contract that exists under a loan agreement with Boykin Chicago. We do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.4 million, based upon the balances outstanding on our variable rate instruments at December 31, 1999.

      We estimate that the current market rate that we could obtain for a debt instrument of similar terms and maturity as our $130 million, 6.9% fixed rate term note, would be approximately 8.25%.

      See Notes 2, 5, and 6 to the consolidated financial statements for discussion of fair values of financial instruments and the terms of the unsecured credit facility and the term notes payable.

Item 8.  Consolidated Financial Statements and Supplementary Data

      See Index to the Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2000, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2000.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the information under the heading “Transactions with Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2000.

BOYKIN LODGING COMPANY

AS OF DECEMBER 31, 1999 AND 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of

Boykin Lodging Company:

      We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of Boykin Lodging Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

February 10, 2000.

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1999 AND 1998

(dollar amounts in thousands)

	1999	1998

ASSETS

Investment in hotel properties, net	$584,875	$595,132

Cash and cash equivalents	3,971	5,643

Rent receivable from lessees:

Related party lessees	4,280	4,748

Third party lessees	430	547

Deferred expenses, net	3,660	3,159

Restricted cash	3,572	4,330

Investment in unconsolidated joint venture	4,369	—

Other assets	946	1,503

	$606,103	$615,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$119,000	$156,000

Term notes payable	175,000	130,000

Accounts payable and accrued expenses	8,799	6,521

Dividends/distributions payable	8,700	8,618

Due to lessees:

Related party lessees	796	2,971

Third party lessees	1,815	1,775

Minority interest in joint ventures	7,755	11,251

Minority interest in operating partnership	10,508	11,710

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,106,242 and 17,044,361 shares outstanding at December 31, 1999 and 1998, respectively	—	—

Additional paid-in capital	310,396	307,512

Retained deficit	(35,434)	(21,296)

Unearned compensation — restricted shares	(1,232)	—

Total shareholders’ equity	273,730	286,216

	$606,103	$615,062

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(amounts in thousands, except for per share data)

	1999	1998	1997

Revenues:

Lease revenue from related party	$70,884	$56,708	$34,834

Other lease revenue	14,418	13,039	3,050

Equity in income of unconsolidated joint venture	23	—	—

Interest and other income	857	375	382

	86,182	70,122	38,266

Expenses:

Real estate related depreciation and amortization	28,878	21,265	10,148

Real estate and personal property taxes, insurance and ground rent	10,444	8,413	5,173

General and administrative	5,705	3,745	2,404

Interest expense	20,610	13,905	2,653

Amortization of deferred financing costs	798	593	454

	66,435	47,921	20,832

Income before minority interests and extraordinary item	19,747	22,201	17,434

Minority interest in joint ventures	(399)	(461)	(144)

Minority interest in operating partnership	(1,226)	(1,598)	(2,066)

Income before extraordinary item	18,122	20,142	15,224

Extraordinary item — loss on early extinguishment of debt, net of minority interest of $110 and $172 in 1998 and 1997, respectively	—	(1,138)	(882)

Net income applicable to common shares	$18,122	$19,004	$14,342

Earnings per share:

Basic	$1.06	$1.25	$1.51

Diluted	$1.06	$1.25	$1.49

Weighted average number of common shares outstanding:

Basic	17,063	15,252	9,523

Diluted	17,127	15,252	9,595

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(dollar amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Shares	Capital	Deficit	Compensation	Total

Balance at December 31, 1996	9,516,251	$123,828	$(6,807)	$—	$117,021

Issuance of common shares, net of offering expenses of $14	26,000	602	—	—	602

Dividends declared — $1.80 per common share	—	—	(17,150)	—	(17,150)

Net income	—	—	14,342	—	14,342

Balance at December 31, 1997	9,542,251	124,430	(9,615)	—	114,815

Issuance of common shares, net of offering expenses of $8,058	7,616,610	184,912	—	—	184,912

Common share purchases for treasury	(114,500)	(1,830)	—	—	(1,830)

Dividends declared — $1.88 per common share	—	—	(30,685)	—	(30,685)

Net income	—	—	19,004	—	19,004

Balance at December 31, 1998	17,044,361	307,512	(21,296)	—	286,216

Issuance of common shares, net of offering expenses of $35	61,881	2,384	—	(1,584)	800

Issuance of share warrant	—	500	—	—	500

Dividends declared — $1.88 per common share	—	—	(32,260)	—	(32,260)

Amortization of unearned compensation	—	—	—	352	352

Net income	—	—	18,122	—	18,122

Balance at December 31, 1999	17,106,242	$310,396	$(35,434)	$(1,232)	$273,730

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(amounts in thousands)

	1999	1998	1997

Cash flows from operating activities:

Net income	$18,122	$19,004	$14,342
Adjustments to reconcile net income to net cash flow provided by operating activities —

Extraordinary item — noncash loss on early extinguishment of debt	—	1,138	883

Depreciation and amortization	29,676	21,858	10,602

Amortization of unearned compensation	352	—	—

Equity in earnings of unconsolidated joint venture	(23)

Minority interests	1,625	2,059	2,210
Changes in assets and liabilities —

Rent receivable	585	(2,589)	(951)

Other assets	557	370	(1,200)

Accounts payable and accrued expenses	2,278	837	1,936

Restricted cash	758	(4,330)	—

Due to lessees	(2,135)	1,613	1,656

Net cash flow provided by operating activities	51,795	39,960	29,477

Cash flows from investing activities:

Acquisitions of hotel properties, net of joint venture partner contribution	—	(76,288)	(97,043)

Acquisition of Red Lion Inns Operating L.P., net of common shares issued of $80,333 and cash acquired of $11	—	(191,004)	—

Investment in unconsolidated joint venture	(4,346)	—	—

Improvements and additions to hotel properties, net	(22,134)	(32,492)	(13,511)

Net cash flow used for investing activities	(26,480)	(299,784)	(110,554)

Cash flows from financing activities:

Payments of dividends and distributions	(34,606)	(29,388)	(17,781)

Borrowings against credit facility	8,000	161,000	91,750

Repayment of borrowings against credit facility	(45,000)	(96,750)	—

Term note borrowings	45,000	130,000	—

Retirement of mortgage debt assumed	—	—	(10,338)

Payment of deferred financing costs	(1,360)	(2,975)	(1,589)

Net proceeds from issuance of common shares	800	104,579	602

Proceeds from issuance of share warrant	500	—	—

Distributions to joint venture minority interest partners, net	(323)	(57)	—

Cash payments for redemption of certain limited partnership interests	—	(967)	(1,074)

Cash payment for common share purchases	—	(1,830)	—

Net cash flow (used for) provided by financing activities	(26,987)	263,612	61,570

Net change in cash and cash equivalents	$(1,672)	$3,788	$(19,507)

Cash and cash equivalents, beginning of period	5,643	1,855	21,362

Cash and cash equivalents, end of period	$3,971	$5,643	$1,855

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

(dollar amounts in thousands except per share data)

1.  Background:

      Boykin Lodging Company (“Boykin”) is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

  Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”) and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to Boykin Management Company Limited Liability Company (“BMC”). BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). Boykin Lodging Company currently has a 92.1% ownership interest in, is the sole general partner of and does all its business through the Partnership. The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin’s credit facility.

      In February 1998, Boykin completed a follow-on public equity offering of 4.5 million common shares. The net proceeds of approximately $106.3 million were contributed to the Partnership and used to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

      In May 1998, Boykin completed its merger with Red Lion Inns Limited Partnership, in which Boykin acquired Red Lion Inns Operating L.P. (“OLP”) which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, Boykin issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million.

      In February 1999, Boykin formed a joint venture with AEW Partners III, L.P. (AEW), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin formed the joint venture with AEW to take advantage of acquisition opportunities in the lodging industry. Refer to Note 9 for further discussion related to the Boykin/ AEW venture.

      At the end of 1999, Boykin owned interests in 32 hotels containing a total of 9,110 guest rooms located in 17 different states.

  Consolidated Joint Ventures

      Boykin currently has strategic alliances with three hotel operators and owns four hotels with them through joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

		Boykin	Lessee/JV
	Lessee/JV	Ownership	Ownership	Hotel Owned	Date of Hotel
Name of Joint Venture	Partner	Percentage	Percentage	Under Joint Venture	Purchase

BoyStar Ventures, L.P.	MeriStar	91%	9%	Holiday Inn Minneapolis West	July 1997

Shawan Road Hotel L.P.	Davidson	91%	9%	Marriott’s Hunt Valley Inn	July 1997

Boykin San Diego LLC	Outrigger	91%	9%	Hampton Inn San Diego Airport/ Sea World	November 1997

Boykin Kansas City LLC	MeriStar	80%	20%	DoubleTree Kansas City	November 1997

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Basis of Presentation

      The separate financial statements of Boykin, OLP, the Partnership, and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

  Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.  Summary of Significant Accounting Policies:

  Investment in Hotel Properties

      Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 20 to 40 years for buildings and improvements and 3 to 20 years for furniture and equipment

      Boykin reviews the hotel properties for impairment when events or changes in circumstances indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss would be recognized. Boykin does not believe that there are any factors or circumstances indicating impairment of any of its investment in hotel properties.

      Investment in hotel properties as of December 31, 1999 and 1998 consists of the following:

	1999	1998

Land	$55,532	$55,538

Buildings and improvements	522,916	512,165

Furniture and equipment	65,710	57,369

Construction in progress	2,274	2,772

	646,432	627,844

Less - Accumulated depreciation	(61,557)	(32,712)

	$584,875	$595,132

      The thirty-two hotel properties owned by Boykin at December 31, 1999 are located in Florida (5), North Carolina (4), Ohio (3), California (3), Oregon (3), Washington (3), New York, New Jersey, Missouri, Maryland, Illinois, Indiana, Colorado, Minnesota, Idaho, Nebraska, and Tennessee and are subject to percentage leases as described in Note 11.

  Cash and Cash Equivalents

      Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Deferred Expenses

      Included in deferred expenses at December 31, 1999 and 1998 are the following:

	1999	1998

Financing costs	$4,335	$2,975

Franchise fees	652	652

	4,987	3,627

Accumulated amortization	(1,327)	(468)

	$3,660	$3,159

      Deferred financing costs are being amortized over the terms of the related debt agreements. Accumulated amortization at December 31, 1999 and 1998 was $1,161 and $363, respectively.

      Deferred franchise fees are being amortized on a straight-line basis over the terms of related franchise agreements. Accumulated amortization at December 31, 1999 and 1998 was $166 and $105, respectively.

  Restricted Cash

      Restricted cash consists of cash held in escrow reserves under the terms of the term note payable discussed in Note 6. These reserves relate to the payment of capital expenditures, insurance, and real estate taxes.

  Dividends/ Distributions

      Boykin pays dividends which are dependent upon the receipt of distributions from the Partnership.

  Revenue Recognition

      Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases.

      In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, which will change the interim reporting of revenues related to Boykin’s leases. Boykin intends to adopt the provisions of SAB No. 101 when required.

  Minority Interests

      Minority interest in the Partnership represents the limited partners’ actual proportionate share of the equity in the Partnership. Income is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

      Minority interest in joint ventures represents the joint venture partners’ actual proportionate share of the equity in the joint ventures. Income is allocated to minority interest based on the joint venture partners’ percentage ownership throughout the period, subject to minimum returns to the Partnership, as defined in the joint venture agreements.

  Income Taxes

      Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements.

      Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation. For federal income tax purposes, dividends to shareholders applicable to 1999, 1998 and 1997 operating results represented the following allocations of ordinary taxable income and return of capital:

Year	Ordinary Income	Return of Capital	Total

1999	77.9%	22.1%	100%

1998	100.0%	0.0%	100%

1997	100.0%	0.0%	100%

  Earnings Per Share

      Boykin follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”

      Boykin’s basic and diluted earnings per share for the years ended 1999, 1998 and 1997 are as follows:

	1999	1998	1997

Basic:

Income before extraordinary item	$1.06	$1.32	$1.60

Extraordinary item	—	(.07)	(.09)

Net income	$1.06	$1.25	$1.51

Diluted:

Income before extraordinary item	$1.06	$1.32	$1.59

Extraordinary item	—	(.07)	(.10)

Net income	$1.06	$1.25	$1.49

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic earnings per share was 17,063,000, 15,252,000, and 9,523,000 for the years ended December 31, 1999, 1998 and 1997. For 1999 and 1997, diluted per share amounts reflect incremental common shares outstanding of 64,000 and 72,000 related to unexercised share options and unvested restricted share grants as of December 31, 1999 and 1997, respectively. There were no dilutive share options or unvested restricted share grants outstanding at December 31, 1998. There are no adjustments to the reported amounts of income in computing diluted per share amounts.

  Partnership Units

      At December 31, 1999 and 1998, a total of 1,291,000 limited partnership units (Note 8) were issued and outstanding. The weighted average number of limited partnership units outstanding for the periods ended December 31, 1999, 1998 and 1997 were 1,291,000, 1,297,000, and 1,360,000, respectively. The weighted average number of diluted common shares and limited partnership units for the periods ended December 31, 1999, 1998 and 1997 were 18,418,000, 16,549,000 and 10,883,000, respectively.

  Fair Value of Financial Instruments

      Fair value is determined by using available market information and appropriate valuation methodologies. Boykin’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, and the term notes payable. Cash, cash equivalents, restricted cash and rent receivable due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 5) bear interest at variable market rates, carrying value approximates

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

market value at December 31, 1999 and 1998. In addition, as Boykin’s $45,000 term note payable (Note 6) bears interest at variable market rates, carrying value approximates market value at December 31, 1999.

      At December 31, 1999, the estimated fair value of the $130,000 term note payable (Note 6) was approximately $115,000, assuming a rate on the term note of 8.25%. The estimated fair value is based on the discounted value of contracted cash flows estimated using rates currently offered for debt with similar terms and maturities.

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

3.  Acquisitions of Hotel Properties:

      The following table summarizes Boykin’s acquisitions in 1999 and 1998:

					Percentage
		Acquisition	Number of	Purchase	owned by
Hotel	Location	Date	Rooms	Price	Partnership	Lessee

Executive Plaza Hotel	Chicago, IL	August 1999	421	$48,000	18.75%	ChiBoy

Radisson Hotel Mt. Laurel	Mt. Laurel, NJ	June 1998	283	$23,240	100%	N/A

DoubleTree Portfolio	Various	May 1998	3,062	$271,300	100%	Westboy

Pink Shell Beach Resort	Fort Myers, FL	May 1998	208	$19,250	100%	MeriStar

High Point Radisson	High Point, NC	March 1998	251	$10,600	100%	BMC

Knoxville Hilton	Knoxville, TN	March 1998	317	$26,400	100%	BMC

      Effective February 1, 2000, the Radisson Hotel Mt. Laurel is operated by Boykin pursuant to a management contract with a wholly-owned subsidiary of BMC. Refer to Note 17 for further discussion related to this subsequent event. All of the acquisitions have been accounted for using the purchase method, with the operating results of the acquired properties, except for the Executive Plaza Hotel, being included in the consolidated operating results of Boykin since the respective dates of acquisition.

4.  Intercompany Convertible Note:

      At the time of the IPO, Boykin loaned $40,000 to the Partnership in exchange for an intercompany convertible note that matures in November 2001. Interest on the note accrues at a rate equal to 9.75%, effective November 1999, and is payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the $20 per share IPO price of Boykin’s common shares. The note is secured by mortgages on certain hotel properties.

5.  Credit Facility:

      Boykin has an unsecured credit facility with a group of banks, which enables Boykin to borrow up to $175,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 2.25%, as defined. The weighted average interest rate under the facility in 1999 and 1998 was 7.0% and 7.3%, respectively. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000, with an additional one-year extension. As of December 31, 1999 and 1998, Boykin had $119,000 and $156,000, respectively, outstanding against the credit facility.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. The company is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 1999 and 1998.

6.  Term Notes Payable.

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments until June 2000, with principal repayments commencing thereafter based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at December 31, 1999 and 1998.

      In October 1999, Boykin entered into a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates with LIBOR plus 2%. The weighted average interest rate under the term note was 7.7%. The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 1999.

      Maturities of long term debt at December 31, 1999 are as follows:

2000	$992

2001	2,090

2002	47,239

2003	2,399

2004	2,569

2005 and thereafter	119,711

$175,000

7.  Description of Capital Shares:

  Common Shares

      Holders of Boykin’s common shares are entitled to receive dividends, as and if declared by the Board of Directors, out of funds legally available therefor. The holders of common shares, upon any liquidation, dissolution or winding-up of Boykin, are entitled to share ratably in any assets remaining after payment in full of all liabilities of Boykin and all preferences of the holders of any outstanding preferred shares. The common shares possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of common shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Preferred Shares

      The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. No preferred shares had been issued or were outstanding as of December 31, 1999 and 1998.

8.  Limited Partnership Interests:

      Pursuant to the Partnership Agreement, the limited partners of the Partnership have exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares initially issuable to the limited partners upon exercise of the exchange rights was 1,378,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin.

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

9.  Joint Venture With AEW:

      In February 1999, Boykin formed a joint venture with AEW. Pursuant to the joint venture agreement, AEW will provide $50,000 of equity capital for the joint venture, and Boykin will provide approximately $17,000 and serve as the operating partner of the joint venture. The joint venture agreement contains provisions for AEW and Boykin to double their respective capital commitments under certain circumstances. In addition, as part of the transaction, Boykin will receive incentive returns based on the performance of acquired assets as well as other compensation as a result of the joint venture’s activities. Because of the non-controlling nature of its 25% ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

      After the end of the two-year investment period, AEW has the option to acquire convertible preferred shares in exchange for its capital invested in the joint venture. Pursuant to the venture agreements, AEW also purchased a warrant for $500. The warrant gives AEW the right to buy up to $20,000 of Boykin’s preferred or common (at Boykin’s election) shares for $16.48 a share. The warrant is exercisable after the two-year investment period, and expires one year after it becomes exercisable. The amount of the warrant will be reduced and eliminated under the terms of the agreement on a dollar for dollar basis as the last $20,000 of AEW’s $50,000 capital is invested. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and have a minimum cumulative annual dividend equivalent to $1.88 per common share, Boykin’s current common share dividend. As of December 31, 1999 AEW had the option to acquire preferred shares convertible into 791,191 common shares after February 2001.

      In August 1999, the Boykin/ AEW venture partnered with a private investor, forming Boykin Chicago, LLC, in which Boykin/ AEW has a 75% interest. Boykin’s investment in this joint venture was $4,369 as of December 31, 1999. Boykin Chicago, LLC purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. A subsidiary of BMC leases the property pursuant to a long-term percentage lease agreement.

10.  Extraordinary Items:

      In June 1998, in connection with obtaining the unsecured credit facility discussed in Note 5, Boykin wrote off existing deferred financing costs under the former secured facility totaling $1,138. These charges, net of $110 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1998.

      In connection with obtaining an increased credit facility in 1997 and retiring certain assumed mortgage indebtedness, Boykin wrote off existing deferred financing costs totaling $882. These charges, net of $172 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statements of income for 1997.

11.  Percentage Lease Agreements:

      The percentage leases have noncancelable remaining terms ranging from one to nine years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (CPI). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenues were $85,302, $69,747 and $37,884, respectively, for the years ended December 31, 1999, 1998 and 1997, of which approximately $24,371, $18,746, and $12,303, respectively, was in excess of minimum rent.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2000 to 2004 and in total thereafter are as follows:

	Related
	Party	Other
	Lessees	Lessees	Totals

2000	$50,483	$10,794	$61,277

2001	44,012	10,794	54,806

2002	36,991	9,334	46,325

2003	11,743	7,464	19,207

2004	8,993	7,464	16,457

2005 and thereafter	18,144	21,862	40,006

	$170,366	$67,712	$238,078

12.  Share Compensation Plans:

      Boykin has a Long-Term Incentive Plan (LTIP) which provides for the granting to officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. Boykin has reserved 1,700,000 common shares for issuance under the LTIP.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Share Option Plan

      The table below summarizes information related to share option grant and exercise activity in 1999, 1998 and 1997. In addition, 59,316 share options were cancelled in 1999 due to the termination of an employee and 149,000 new options were granted to officers, and non-employees directors subsequent to year end.

	Options Granted to
			Weighted Average Fair
	Officers and	Non-employee	Value of Options	Options	Exercised Price
Year	Employees	Directors	Granted	Exercised	Per Share

1999	20,000	—	$1.38	—	—

1998	340,483	30,000	$2.10	5,000	$20.00

1997	148,500	30,000	$2.54	5,000	$20.00

      As of December 31, 1999 and 1998, information related to outstanding options was as follows:

	Total Options			Exercisable Options

		Weighted			Weighted
		Average			Average
		Per Share	Weighted Average		Per Share
	Options	Exercise	Remaining	Options	Exercise
Year	Outstanding	Price	Contractual Life	Outstanding	Price

1999	924,667	$20.23	7.6 years	735,778	$19.93

1998	963,983	$20.53	8.8 years	385,343	$21.23

      Options vest over various periods ranging from one to nine years from the date of grant. The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of Boykin’s common shares on the grant date.

      Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income and earnings per share would have been changed to the pro forma amounts indicated below.

	Year Ended		Year Ended
	December 31, 1999		December 31, 1998

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Net income	$18,122	$17,839	$19,004	$18,506

Earnings per share:

Basic	$1.06	$1.05	$1.25	$1.21

Diluted	$1.06	$1.04	$1.25	$1.21

      The fair value of employee share options used to compute the pro forma amounts of net income and basic earnings per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Issued In:

	1999	1998

Dividend yield	10.00%	9.50%

Expected volatility	29.05%	19.03%

Risk-free interest rate	6.18%	5.39%

Expected holding period	8.0 years	6.6 years

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Restricted Share Grant Plan

      In 1999, Boykin issued 113,343 restricted share grants to officers and eligible employees. The restricted shares vest over various periods ranging from one to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the year ended December 31, 1999, Boykin’s compensation expense related to these restricted shares was $352. As of December 31, 1999, the unearned compensation related to restricted share grants was $1,232 and has been classified as a component of shareholders’ equity in the accompanying balance sheet. Subsequent to year end, an additional 44,200 restricted share grants were issued to officers, employees and non-employee directors.

13.  Employee Benefit Plans:

      Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans, which were established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 1999, 1998 and 1997 totaled $251, $140 and $127, respectively.

14.  Commitments:

      In general, the percentage leases require Boykin to establish reserves for capital expenditures. Boykin intends to use the capital expenditures reserve for the replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures although it may make other uses of the amounts in the fund that it considers appropriate from time to time.

      Two of the hotels owned by Boykin and land related to another hotel are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other two leases are adjusted for increases in CPI every ten years. Rental expense charged to operations related to these leases for the years ended December 31, 1999, 1998 and 1997 was $1,066, $832 and $830, respectively.

      As a result of the Red Lion merger in 1998, Boykin committed to a $20,000 capital renovation at some of the hotels in that portfolio. Approximately $10,000 of the funds will be generated through hotel capital expenditure reserves based on a percentage of hotel revenues and restricted cash. The remaining $10,000 is expected to be funded via operating cash and borrowings. As of December 31, 1999, $12,242 of capital expenditures had been spent by Boykin under this commitment.

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

      Boykin’s joint venture partner in Shawan has the right, subject to certain performance criteria, to sell one-half of their respective interests in this joint venture to Boykin at fair market value, with Boykin retaining the option to fund the purchase price with cash or through the issuance of common shares. As of December 31, 1999, Boykin’s joint venture partner did not have the right to exercise this right.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

15.  Related Party Transactions:

      The Chairman, President and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were significant sources of Boykin’s percentage lease revenue through December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998, Boykin had rent receivable of $4,280 and $4,748, respectively, due from related party lessees.

      Spectrum Design Services (“Spectrum”) is a wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. The following table summarizes information related to design, purchasing and project management services paid by Boykin to Spectrum, as well as expenses reimbursed to Spectrum, for the years ended December 31, 1999, 1998 and 1997:

			Project	Expense
Year	Design	Purchasing	Management	Reimbursement	Total

1999	$450	$283	$138	$104	$975

1998	290	285	—	97	672

1997	254	88	—	87	429

      At December 31, 1999 and 1998, Boykin had a payable to related party lessees of $796 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin.

      In September 1997, BMC purchased 20,000 common shares of Boykin for cash consideration of $491. Boykin utilized the proceeds to purchase 20,000 additional general partner units in the Partnership.

16.  Statements of Cash Flows, Supplemental Disclosures:

      As of December 31, 1999, 1998 and 1997, $8,700, $8,618 and $4,893, respectively, of dividends and partnership distributions were declared but were not paid. In 1998, Boykin issued 3,109,606 common shares, valued at $80,333, as partial consideration for the acquisition of OLP. In 1997, the Partnership assumed $10,338 of existing debt which was immediately retired after closing of an acquisition. Interest paid during the years ended December 31, 1999, 1998, and 1997 was $20,521, $12,763, and $2,059, respectively.

17.  Subsequent Event:

      Effective February 1, 2000, the Partnership took over the operations of the Radisson Hotel Mt. Laurel under REIT tax regulations related to foreclosure properties. The hotel was previously owned 85% by the Partnership under a joint venture agreement with an affiliate of Radisson Hotels Worldwide (“Radisson”) and was leased to the Radisson affiliate. Under the terms of Boykin’s agreement with Radisson, the lease was terminated and the Partnership obtained a 100% interest in the hotel. The hotel is managed by a wholly-owned subsidiary of BMC pursuant to a long-term management agreement. The elimination of Radisson’s minority interest in the hotel was accounted for as a $3,573 reduction in the value of the building as of December 31, 1999.

18.  Pro Forma Financial Information (Unaudited):

      There are no pro forma adjustments to Boykin’s actual results for 1999, however the pro forma financial information for 1998 is presented as if the following significant transactions had been consummated as of January 1, 1998:

•	the share offering of 4,500,000 common shares in February 1998;

•	the issuance of 3,109,606 common shares in May 1998 related to the Red Lion merger;

•	the acquisitions of properties by Boykin in 1998;

•	Boykin’s common share repurchase of 114,500 shares in 1998;

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Pro Forma
1998

Lease revenue	$83,000

Interest and other income	360

Total revenues	83,360

Real estate related depreciation and amortization	26,256

Real estate and personal property taxes, insurance and ground rent	9,807

General and administrative	3,745

Interest expense	19,710

Amortization of deferred financing costs	652

60,170

Income before minority interest and extraordinary item	23,190

Minority interest	(2,079)

Income before extraordinary item	$21,111

Income per share before extraordinary item:

Basic	$1.24

Diluted	$1.24

19.  Quarterly Operating Results (Unaudited):

      Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 1999 and 1998 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

	For the 1999 Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Total revenues	$19,462	$23,947	$24,810	$17,963

Income before extraordinary item	2,882	6,531	7,154	1,555

Net income	2,882	6,531	7,154	1,555

Earnings per share:
Income before extraordinary item —

Basic	.17	.38	.42	.09

Diluted	.17	.38	.42	.09
Net income —

Basic	.17	.38	.42	.09

Diluted	.17	.38	.42	.09

Weighted average number of common shares outstanding:

Basic	17,047	17,082	17,059	17,103

Diluted	17,047	17,082	17,059	17,216

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the 1998 Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Total revenues	$10,914	$17,492	$23,266	$18,450

Income before extraordinary item	3,649	5,858	7,215	3,420

Net income	3,649	4,720	7,215	3,420

Earnings per share:
Income before extraordinary item —

Basic	.32	.38	.42	.20

Diluted	.32	.38	.42	.20
Net income —

Basic	.32	.31	.42	.20

Diluted	.32	.31	.42	.20

Weighted average number of common shares outstanding:

Basic	11,342	15,412	17,125	17,044

Diluted	11,447	15,436	17,125	17,044

BOYKIN LODGING COMPANY

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 1999

(in thousands)

					Costs Capitalized
					Subsequent to
			Initial Cost		Acquisition

				Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements

Corporate Offices Cleveland, Ohio	$—		$—	$—	$—	$35

Berkeley Marina Radisson Berkeley, California	—		—	10,807	—	5,255

Buffalo Marriott Buffalo, New York	—		1,164	15,174	—	660

Cleveland Airport Marriott Cleveland, Ohio	—		1,175	11,441	—	7,160

Cleveland Marriott East Beachwood, Ohio	—		1,918	19,514	—	2,223

Columbus North Marriott Columbus, Ohio	—	(a)	1,635	12,873	—	944

Melbourne Quality Suites Melbourne, Florida	—	(a)	3,092	7,819	—	834

Radisson Inn Sanibel Gateway Ft. Myers, Florida			718	2,686	—	354

Lake Norman Hampton Inn Charlotte, North Carolina	—		490	4,131	—	562

Lake Norman Holiday Inn Charlotte, North Carolina	—		700	4,435	—	879

Holiday Inn Crabtree Raleigh, North Carolina	—		725	6,542	—	3,845

Melbourne Hilton Oceanfront Melbourne, Florida	—		852	7,699	—	617

Daytona Beach Radisson Resort Daytona, Florida	—		386	3,470	—	6,965

French Lick Springs Resort French Lick, Indiana	—		2,000	16,000	(3)	3,161

Holiday Inn Minneapolis West Minneapolis, Minnesota	—		1,000	10,604	—	1,162

Marriott’s Hunt Valley Inn Baltimore, Maryland	—		2,890	21,575	—	952

Hampton Inn San Diego Airport/ Sea World San Diego, California	—		1,000	7,400	—	179

DoubleTree Kansas City Kansas City, Missouri			1,500	20,958	—	278

Knoxville Hilton Knoxville, Tennessee	—		1,500	8,132	—	394

High Point Radisson High Point, North Carolina		(a)	450	25,057	—	317

Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey		(f)	2,000	19,697	—	(3,223)

Pink Shell Beach Resort Ft. Myers, Florida	—		6,000	13,445	—	758

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amounts at Which
	Carried At Close of Period			Accumulated
				Depreciation
		Buildings and		Buildings and
Description	Land	Improvements	Total(c)(d)	Improvements(c)

Corporate Offices Cleveland, Ohio	$—	$35	$35	6

Berkeley Marina Radisson Berkeley, California	—	16,062	16,062	2,165

Buffalo Marriott Buffalo, New York	1,164	15,834	16,998	2,625

Cleveland Airport Marriott Cleveland, Ohio	1,175	18,601	19,776	2,994

Cleveland Marriott East Beachwood, Ohio	1,918	21,737	23,655	3,321

Columbus North Marriott Columbus, Ohio	1,635	13,817	15,452	2,332

Melbourne Quality Suites Melbourne, Florida	3,092	8,653	11,745	1,122

Radisson Inn Sanibel Gateway Ft. Myers, Florida	718	3,040	3,758	308

Lake Norman Hampton Inn Charlotte, North Carolina	490	4,693	5,183	596

Lake Norman Holiday Inn Charlotte, North Carolina	700	5,314	6,014	730

Holiday Inn Crabtree Raleigh, North Carolina	725	10,387	11,112	874

Melbourne Hilton Oceanfront Melbourne, Florida	852	8,316	9,168	760

Daytona Beach Radisson Resort Daytona, Florida	386	10,435	10,821	941

French Lick Springs Resort French Lick, Indiana	1,997	19,161	21,158	2,093

Holiday Inn Minneapolis West Minneapolis, Minnesota	1,000	11,766	12,766	1,071

Marriott’s Hunt Valley Inn Baltimore, Maryland	2,890	22,527	25,417	2,197

Hampton Inn San Diego Airport/ Sea World San Diego, California	1,000	7,579	8,579	645

DoubleTree Kansas City Kansas City, Missouri	1,500	21,236	22,736	1,840

Knoxville Hilton Knoxville, Tennessee	1,500	8,526	10,026	653

High Point Radisson High Point, North Carolina	450	25,374	25,824	1,658

Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	2,000	16,474	18,474	1,181

Pink Shell Beach Resort Ft. Myers, Florida	6,000	14,203	20,203	781

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on Which
	Net Book Value			Depreciation in
	Land and Buildings	Date of	Date of	Income Statement
Description	and Improvements	Construction	Acquisition	is Computed

Corporate Offices Cleveland, Ohio	29		1998	10 years

Berkeley Marina Radisson Berkeley, California	13,897	1972	1996	20 years

Buffalo Marriott Buffalo, New York	14,373	1981	1996	25 years

Cleveland Airport Marriott Cleveland, Ohio	16,782	1970	1996	20 years

Cleveland Marriott East Beachwood, Ohio	20,334	1977	1996	25 years

Columbus North Marriott Columbus, Ohio	13,120	1981	1996	25 years

Melbourne Quality Suites Melbourne, Florida	10,623	1986	1996	30 years

Radisson Inn Sanibel Gateway Ft. Myers, Florida	3,450	1986	1996	30 years

Lake Norman Hampton Inn Charlotte, North Carolina	4,587	1991	1996	30 years

Lake Norman Holiday Inn Charlotte, North Carolina	5,284	1987	1996	30 years

Holiday Inn Crabtree Raleigh, North Carolina	10,238	1974	1997	30 years

Melbourne Hilton Oceanfront Melbourne, Florida	8,408	1986	1997	30 years

Daytona Beach Radisson Resort Daytona, Florida	9,880	1974	1997	40 years

French Lick Springs Resort French Lick, Indiana	19,065	1903	1997	40 years

Holiday Inn Minneapolis West Minneapolis, Minnesota	11,695	1986	1997	30 years

Marriott’s Hunt Valley Inn Baltimore, Maryland	23,220	1971	1997	30 years

Hampton Inn San Diego Airport/ Sea World San Diego, California	7,934	1989	1997	30 years

DoubleTree Kansas City Kansas City, Missouri	20,896	1969	1997	30 years

Knoxville Hilton Knoxville, Tennessee	9,373	1981	1998	30 years

High Point Radisson High Point, North Carolina	24,166	1982	1998	30 years

Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	17,293	1975	1998	30 years

Pink Shell Beach Resort Ft. Myers, Florida	19,422	1989	1998	30 years

					Costs Capitalized
					Subsequent to
			Initial Cost		Acquisition

				Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements

DoubleTree Sacramento Sacramento, California	—	(b)	4,400	41,884	—	1,283

DoubleTree Colorado Springs Colorado Springs, Colorado	—	(b)	3,340	31,296	—	823

DoubleTree Boise Boise, Idaho	—	(b)	2,470	23,998	—	864

DoubleTree Omaha Omaha, Nebraska	—	(b)	1,100	19,690	—	1,780

DoubleTree Springfield Springfield, Oregon	—	(b)	2,160	6,050	—	119

DoubleTree Portland Lloyd Center Portland, Oregon	—	(b)	3,900	61,633	—	1,002

DoubleTree Portland Downtown Portland, Oregon	—	(b)	1,800	21,034	—	353

DoubleTree Bellevue Bellevue, Washington	—	(b)	2,400	13,730	—	65

DoubleTree Spokane Valley Spokane, Washington	—	(b)	1,630	6,693	—	589

DoubleTree Yakima Valley Yakima, Washington	—	(b)	1,140	6,188	—	72

Total			$55,535	$481,655	$(3)	$41,261

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amounts at Which
	Carried At Close of Period			Accumulated
				Depreciation
		Buildings and		Buildings and
Description	Land	Improvements	Total(c)(d)	Improvements(c)

DoubleTree Sacramento Sacramento, California	4,400	43,167	47,567	2,453

DoubleTree Colorado Springs Colorado Springs, Colorado	3,340	32,119	35,459	1,849

DoubleTree Boise Boise, Idaho	2,470	24,862	27,332	1,450

DoubleTree Omaha Omaha, Nebraska	1,100	21,470	22,570	1,178

DoubleTree Springfield Springfield, Oregon	2,160	6,169	8,329	485

DoubleTree Portland Lloyd Center Portland, Oregon	3,900	62,635	66,535	3,554

DoubleTree Portland Downtown Portland, Oregon	1,800	21,387	23,187	1,261

DoubleTree Bellevue Bellevue, Washington	2,400	13,795	16,195	847

DoubleTree Spokane Valley Spokane, Washington	1,630	7,282	8,912	536

DoubleTree Yakima Valley Yakima, Washington	1,140	6,260	7,400	394

Total	$55,532	$522,916	$578,448	$44,900

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on Which
	Net Book Value			Depreciation in
	Land and Buildings	Date of	Date of	Income Statement
Description	and Improvements	Construction	Acquisition	is Computed

DoubleTree Sacramento Sacramento, California	45,114	1974	1998	30 years

DoubleTree Colorado Springs Colorado Springs, Colorado	33,610	1986	1998	30 years

DoubleTree Boise Boise, Idaho	25,882	1968	1998	30 years

DoubleTree Omaha Omaha, Nebraska	21,392	1970/81	1998	30 years

DoubleTree Springfield Springfield, Oregon	7,844	1973	1998	30 years

DoubleTree Portland Lloyd Center Portland, Oregon	62,981	1964/81	1998	30 years

DoubleTree Portland Downtown Portland, Oregon	21,926	1972	1998	30 years

DoubleTree Bellevue Bellevue, Washington	15,348	1981	1998	30 years

DoubleTree Spokane Valley Spokane, Washington	8,376	1969	1998	30 years

DoubleTree Yakima Valley Yakima, Washington	7,006	1968	1998	30 years

Total	$533,548

(a)	These hotels are collateral for the $45,000 term note payable.

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	Aggregate cost for federal income tax reporting purposes at December 31, 1999 is as follows:

Land	$51,395

Buildings and improvements	523,925

$575,320

(d)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 1998	$567,703

Acquisitions	0

Improvements and other additions	10,745

Balance as of December 31, 1999	$578,448

(e)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 1998	$26,636

Depreciation expense	18,264

Balance at December 31, 1999	$44,900

(f)	Effective February 1, 2000, the Partnership took over the operations of the Radisson Hotel Mt. Laurel under the REIT tax regulations related to foreclosure properties. The hotel was owned 85% by the Partnership under a joint venture agreement with an affiliate of Radisson Hotels Worldwide and leased to the Radisson affiliate. The lease was terminated and the Partnership obtained 100% interest in the hotel. The elimination of Radisson’s interest in the hotel ($3,573) was accounted for as a reduction in the value of the building as of December 31, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Boykin Management Company
Limited Liability Company:

      We have audited the accompanying consolidated balance sheets of Boykin Management Company Limited Liability Company (an Ohio limited liability company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, members’ capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Management Company Limited Liability Company and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

February 10, 2000.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1999 AND 1998

(amounts in thousands)

	1999	1998

ASSETS

Cash and cash equivalents	$20,787	$12,973

Accounts receivable:

Trade, net of allowance for doubtful accounts of $114 and $166 at December 31, 1999 and 1998, respectively	9,916	8,097

Related party lessors	893	2,971

Other	284	178

Inventories	2,366	2,060

Property and equipment, net	332	434

Investment in Boykin Lodging Company	203	248

Prepaid expenses and other assets	2,463	2,383

	$37,244	$29,344

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$5,192	$4,748

Accounts payable:

Trade	2,530	3,114

Advance deposits and other	942	774

Bank overdraft liability	5,507	4,806

Accrued expenses:

Accrued payroll	946	633

Accrued vacation	2,761	2,250

Accrued sales, use and occupancy taxes	1,719	1,856

Accrued management fee	5,170	4,044

Other accrued liabilities	5,763	3,080

Total liabilities	30,530	25,305

MEMBERS’ CAPITAL:

Capital contributed	3,000	3,000

Retained earnings	3,965	1,282

Accumulated other comprehensive income	(251)	(243)

Total members’ capital	6,714	4,039

	$37,244	$29,344

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(amounts in thousands)

	1999	1998	1997

Revenues:

Room revenue	$160,528	$148,643	$72,751

Food and beverage revenue	75,140	71,925	30,229

Other hotel revenue	16,753	15,085	7,568

Other revenue	2,670	2,407	2,477

Total revenues	255,091	238,060	113,025

Expenses:

Departmental expenses of hotels:

Rooms	38,854	36,224	16,630

Food and beverage	53,626	53,173	21,945

Other	9,131	8,364	3,867

Cost of goods sold of non-hotel operations	517	427	619

Percentage lease expense	73,289	67,424	34,834

General and administrative	26,217	25,182	13,232

Advertising and promotion	13,057	11,414	4,906

Utilities	9,210	10,532	4,550

Franchisor royalties and other charges	7,842	7,465	5,423

Repairs and maintenance	11,588	8,926	5,163

Depreciation and amortization	118	129	82

Management fee	8,411	8,620	—

Other	548	133	93

Total expenses	252,408	238,013	111,344

Net income	$2,683	$47	$1,681

Unrealized (depreciation) appreciation of investment	(8)	(281)	38

Comprehensive income (loss)	$2,675	$(234)	$1,719

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(amounts in thousands)

			Accumulated
		Retained	Other
	Contributed	Earnings	Comprehensive
	Capital	(Deficit)	Income

Balance at December 31, 1996	$3,000	$(446)	$—

Net income	—	1,681	—

Unrealized appreciation of investment	—	—	38

Balance at December 31, 1997	3,000	1,235	38

Net income	—	47	—

Unrealized depreciation of investment	—	—	(281)

Balance at December 31, 1998	3,000	1,282	(243)

Net income	—	2,683	—

Unrealized depreciation of investment	—	—	(8)

Balance at December 31, 1999	$3,000	$3,965	$(251)

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(amounts in thousands)

	1999	1998	1997

Cash flows from operating activities:

Net income	$2,683	$47	$1,681

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	118	129	82

Loss on fixed asset disposal	—	56	—

Changes in assets and liabilities:

Accounts receivable	153	(6,318)	(1,314)

Inventories	(306)	(1,272)	(318)

Prepaid expenses and other assets	(43)	(1,475)	(321)

Rent payable	444	3,851	591

Accounts payable	285	3,850	1,544

Other accrued liabilities	4,496	7,496	379

Net cash provided by operating activities	7,830	6,364	2,324

Cash flows from investing activities:

Property additions, net	(16)	(253)	(136)

Investment in Boykin Lodging Company	—	—	(491)

Net cash used for investing activities	(16)	(253)	(627)

Cash flows from financing activities:

Payments of obligations to former owners	—	—	(373)

Collections of amounts due from former owners	—	—	69

Net cash used for financing activities	—	—	(304)

Net increase in cash and cash equivalents	7,814	6,111	1,393

Cash and cash equivalents, beginning of period	12,973	6,862	5,469

Cash and cash equivalents, end of period	$20,787	$12,973	$6,862

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

(dollar amounts in thousands)

1.  Description of Business:

      Boykin Management Company Limited Liability Company and its subsidiaries (collectively, “BMC”)

•	lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;

•	manage full and limited service hotels located throughout the United States pursuant to management agreements;

•	provide national purchasing services to hotels; and

•	provide interior design and project management services to hotels and other businesses.

2.  Organization:

      BMC was formed and commenced operations on November 4, 1996 to continue and expand the 40-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company. As of December 31, 1999, BMC and its subsidiaries lease and/or manage 27 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

      BMC’s wholly-owned subsidiaries consist of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) — a hotel design, purchasing and project management company;

•	Purchasing Concepts I, LLC (“PCI”) — a hotel food and beverage operating and purchasing company;

•	Westboy, LLC (“Westboy”) — an entity that leases ten DoubleTree-licensed hotels from Boykin Lodging Company;

•	ChiBoy, LLC (“ChiBoy”) — an entity that leases a hotel in Chicago, Illinois from an affiliate of Boykin Lodging Company;

•	JerseyBoy, LLC (“JerseyBoy”) — an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey.

•	Boykin Enterprises, LLC — an entity that manages hotels and restaurants owned by third parties.

3.  Summary of Significant Accounting Policies:

  Principles of Consolidation

      The accompanying consolidated financial statements of BMC include BMC and all of the wholly-owned subsidiaries listed in Note 2. All material intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and in banks plus short-term investments with an original maturity of three months or less.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Inventories

      Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

  Property and Equipment

      Property and equipment is comprised of the following:

	1999	1998

Furniture and equipment	$523	$507

Less — Accumulated depreciation and amortization	(191)	(73)

	$332	$434

      Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line and accelerated methods based upon the following estimated useful lives.

Leasehold improvements	7-10 years

Furniture and equipment	3-10 years

      Maintenance and repairs are charged to operations as incurred. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the gain or loss is included in the determination of net income or loss.

  Investment in Boykin Lodging Company

      During 1997, BMC purchased 20,000 common shares of Boykin Lodging Company for cash consideration of $491. BMC accounts for this investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. The investment is classified as available-for-sale pursuant to the provisions of SFAS No. 115. Consequently, these securities are being carried at fair market value with all unrealized gains and losses being reported as a separate component of members’ capital. Total unrealized depreciation was $251 and $243 at December 31, 1999 and 1998, respectively.

  Revenue Recognition

      Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management’s expectations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

  Comprehensive Income

      BMC accounts for comprehensive income under the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources, which for BMC consist of differences between the cost basis and fair market value of its investment in 18,524 common shares of Boykin Lodging Company. For the years ended December 31, 1999, 1998, and 1997 the differences between net income and comprehensive income were due to the increase or decline in market value of the investment.

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

      The percentage leases have noncancellable remaining terms ranging from one to eight years, subject to earlier termination on the occurrence of certain contingencies, as defined. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

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

  Westboy Lease on Ten DoubleTree Hotels:

      Effective January 1, 1998, Westboy entered into a long term lease agreement with Red Lion Inns Operating L.P. (OLP), a wholly-owned subsidiary of the Partnership, with terms similar to those described above. The ten DoubleTree-licensed hotels (the “DoubleTree Hotels”) leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Hilton Hotel Corporation (“Hilton”). Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of a $900 unpaid promissory note from BMC to Westboy, the assets of BMC are not available to pay the creditors of Westboy.

  ChiBoy Lease on Executive Plaza Hotel

      Effective August 31, 1999, ChiBoy entered into a long term lease agreement with Boykin Chicago LLC, an entity in which the Partnership has an 18.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois. BMC made an initial capital contribution to ChiBoy of $280 in cash.

      Future minimum rent (ignoring CPI increases) to be paid by BMC, Westboy and ChiBoy under their respective percentage lease agreements at December 31, 1999 for each of the years in the period 2000 to 2004 and in total thereafter is as follows:

2000	$53,843

2001	48,812

2002	41,791

2003	16,543

2004	12,193

2005 and thereafter	18,144

$191,326

5.  Related Party Transactions:

      Percentage lease expense payable to the Partnership was $70,884, $56,708, and $34,834 in 1999, 1998 and 1997, respectively. Percentage lease expense payable to Boykin Chicago was $2,405 in 1999.

      At December 31, 1999 and 1998, BMC had receivables from the Partnership of $796 and $2,971, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership. At December 31, 1999, ChiBoy had receivables from Boykin Chicago of $97, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      At December 31, 1999 and 1998, BMC had payables to the Partnership of $4,280 and $4,748, respectively, for amounts due pursuant to the percentage leases with the Partnership. At December 31, 1999, ChiBoy had payables to Boykin Chicago of $912 for amounts due pursuant to the percentage lease with Boykin Chicago.

6.  Commitments and Contingencies:

  Claims and Legal Matters

      BMC is involved in claims and legal matters incidental to its businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of BMC.

  Franchise Agreements

      Under the terms of the hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. Franchise fees are computed based upon percentages of gross room revenues. At December 31, 1999, the franchise royalty fees payable ranged from 2.25% to 6% of room revenues while the fees for advertising services ranged from .4% to 4.0%. The franchise agreements expire at various dates through 2018. The hotel located in French Lick, Indiana has no franchise affiliation.

  Management Agreement

      On January 1, 1998 Westboy entered into a management agreement with a wholly owned subsidiary of Hilton. The agreement calls for a base and incentive management fee. The base management fee represents 3% of annual gross hotel revenues. The incentive management fee adjusts based on certain financial thresholds. Total management fee expense payable to Hilton in 1999 and 1998 was $8,411 and $8,620, respectively.

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

      Pursuant to an agreement with Boykin Lodging Company, during the first 10 years after the inception of operations of BMC, 50% of BMC’s consolidated earnings (after distributions to cover income taxes) will be retained in BMC until its consolidated net worth reaches 25% of the aggregate annual rent payments due under the percentage lease agreements (and will be retained thereafter during that period to maintain that level).

7.  Employee Benefits Plans:

      BMC maintains a 401(k) plan for substantially all employees under which a portion of employee contributions are matched by BMC. BMC matching contributions for 1999, 1998 and 1997 were $121, $104 and $91, respectively.

      BMC also maintains an incentive compensation plan for certain senior executives. Each participant’s account is deemed to be invested in common shares of Boykin Lodging Company and each participant is credited for the per share dividend amount paid by Boykin Lodging Company. In 1999, 1,476 shares were issued to a terminated employee. For the years ended December 31, 1999, 1998 and 1997, BMC has recorded a provision of $84, $58 and $199, respectively, with respect to this plan, which represents the amortization over the vesting period of the prepaid compensation associated with the awards.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8.  Subsequent Event:

      Effective February 1, 2000, JerseyBoy entered into a management agreement with the Partnership to operate the Radisson Hotel Mt. Laurel.

9.  Pro Forma Financial Information (Unaudited):

      The following unaudited pro forma condensed statements of operations for the years ended December 31, 1999 and 1998 are presented as if BMC (including Westboy and ChiBoy) leased and operated from January 1, 1998 all hotels leased as of December 31, 1999. This pro forma information adjusts the actual results to reflect the two hotels whose leases commenced in March 1998 and the Chicago Hotel whose lease commenced in August 1999.

      The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the two hotels whose leases commenced in March 1998 and the Chicago Hotel were leased and/or operated by BMC (including ChiBoy) pursuant to the percentage leases from January 1, 1998 or to project results for any future period.

	1999	1998

Revenues:

Room revenue	$170,282	$164,103

Food and beverage revenue	76,370	74,419

Other hotel revenue	17,283	15,978

Other revenue	2,670	2,407

Total revenue	266,605	256,907

Expenses:

Departmental expenses of hotels	184,906	180,267

Cost of goods sold of nonhotel operations	517	427

Percentage lease expense	77,665	74,189

Net income	$3,517	$2,024

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  See page F-1 for an index to financial statements and required schedules.

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(e)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
10.1	(b)	Limited Partnership Agreement of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan
10.4	(b)	Directors’ Deferred Compensation Plan
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin
10.7	(b)	Employment Agreement between the Company and Mark L. Bishop
10.8	(b)	Form of Percentage Lease
10.9	(b)	Intercompany Convertible Note
10.10	(b)	Agreements with General Partners of the Contributed Partnerships
10.11	(b)	Form of Noncompetition Agreement
10.12	(b)	Alignment of Interests Agreement
10.13	(c)	Description of Employment Arrangement between the Company and Paul A. O’Neil
10.14	(d)	Description of Employment Arrangement between the Company and Richard C. Conti
10.15	(f)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999.
10.16	(g)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999.
10.17	(g)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999.
10.18	(g)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.
10.19		Key Employee Severance Plan
10.20		Form of Severance Agreement
21		Subsidiaries of the Registrant
23.1		Consent of Independent Public Accountants
27		Financial Data Schedule

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1997.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(e)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999. Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

(g)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

      (b)  Reports on Form 8-K

           None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2000	BOYKIN LODGING COMPANY
By: /s/ ROBERT W. BOYKIN Robert W. Boykin

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2000	/s/ ROBERT W. BOYKIN ------------------------------------------------ Robert W. Boykin Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 27, 2000	/s/ PAUL A. O’NEIL ------------------------------------------------ Paul A. O’Neil Chief Financial Officer and Treasurer (Principal Accounting Officer)

March 27, 2000	/s/ ------------------------------------------------ Ivan J. Winfield Director

March 27, 2000	/s/ LEE C. HOWLEY, JR. ------------------------------------------------ Lee C. Howley, Jr. Director

March 27, 2000	/s/ FRANK E. MOSIER ------------------------------------------------ Frank E. Mosier Director

March 27, 2000	/s/ WILLIAM H. SCHECTER ------------------------------------------------ William H. Schecter Director

March 27, 2000	/s/ ALBERT T. ADAMS ------------------------------------------------ Albert T. Adams Director

March 27, 2000	/s/ RAYMOND P. HEITLAND ------------------------------------------------ Raymond P. Heitland Director

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(e)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent

10.1	(b)	Limited Partnership Agreement of Boykin Hotel Properties, L.P.

10.2	(b)	Form of Registration Rights Agreement

10.3	(b)	Long-Term Incentive Plan

10.4	(b)	Directors’ Deferred Compensation Plan

10.5	(b)	Employment Agreement between the Company and Robert W. Boykin

10.7	(b)	Employment Agreement between the Company and Mark L. Bishop

10.8	(b)	Form of Percentage Lease

10.9	(b)	Intercompany Convertible Note

10.10	(b)	Agreements with General Partners of the Contributed Partnerships

10.11	(b)	Form of Noncompetition Agreement

10.12	(b)	Alignment of Interests Agreement

10.13	(c)	Description of Employment Arrangement between the Company and Paul A. O“Neil

10.14	(d)	Description of Employment Arrangement between the Company and Richard C. Conti

10.15	(f)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999.

10.16	(g)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999.

10.17	(g)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999.

10.18	(g)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.

10.19		Key Employee Severance Plan

10.20		Form of Severance Agreement

21		Subsidiaries of the Registrant

23.1		Consent of Independent Public Accountants

27		Financial Data Schedule

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference from Boykin“s Form 10-Q for the quarter ended June 30, 1997.

	(d)	Incorporated by reference from Boykin“s Form 10-Q for the quarter ended June 30, 1998.

	(e)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

	(f)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999. Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

	(g)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.