Form 10-Q
period 2000-03-31
BOYKIN LODGING CO
filed 2000-05-15
CIK 1015859

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000           Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500,

45 W. Prospect Avenue

Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X     No ___

      The number of common shares, without par value, outstanding as of May 12, 2000: 17,135,901

PART I

ITEM 1.   FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2000	1999

ASSETS

Investment in hotel properties, net	$580,376	$584,875

Cash and cash equivalents	3,958	3,971

Rent receivable from lessees:

Related party lessees	5,249	4,280

Third party lessees	1,435	430

Deferred expenses, net	3,378	3,660

Restricted cash	3,352	3,572

Investment in unconsolidated joint venture	4,167	4,369

Other assets	3,094	946

	$605,009	$606,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$124,000	$119,000

Term notes payable	175,000	175,000

Accounts payable and accrued expenses	9,594	8,799

Dividends/distributions payable	8,728	8,700

Due to lessees:

Related party lessees	735	796

Third party lessees	683	1,815

Minority interest in joint ventures	7,756	7,755

Minority interest in operating partnership	10,045	10,508

Shareholders’ equity:

Preferred shares, without par value; 10,000,000 shares

Authorized; no shares issued and outstanding

Common shares, without par value; 40,000,000 shares	—	—

Authorized; 17,131,240 and 17,106,242 shares outstanding

March 31, 2000 and December 31, 1999, respectively	—	—

Additional paid-in capital	311,126	310,396

Retained deficit	(40,898)	(35,434)

Unearned compensation – restricted shares	(1,760)	(1,232)

Total shareholders’ equity	268,468	273,730

	$605,009	$606,103

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited, amounts in thousands except for per share data)

	2000	1999

Revenues:

Lease revenue from related party	$16,096	$15,621

Other lease revenue	3,970	3,773

Revenues related to hotel operations	1,258	—

Interest and other income	163	68

	21,487	19,462

Expenses:

Real estate related depreciation and amortization	7,785	7,140

Real estate and personal property taxes, insurance and ground rent	2,667	2,597

General and administrative	1,555	1,427

Expenses related to hotel operations	1,026	—

Interest expense	5,585	4,979

Amortization of deferred financing costs	267	159

Gain on property insurance recovery	(407)	—

	18,478	16,302

Equity loss of unconsolidated joint venture	(115)	—

Income before minority interests	2,894	3,160

Minority interest in joint ventures	(93)	(112)

Minority interest in operating partnership	(144)	(166)

Net income applicable to common shares	$2,657	$2,882

Earnings per share:

Basic	$0.16	$0.17

Diluted	$0.15	$0.17

Weighted average number of common shares outstanding:
Basic	17,128	17,047

Diluted	17,290	17,047

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(unaudited, dollar amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Shares	Capital	Deficit	Compensation	Total

Balance, December 31, 1999	17,106,242	$310,396	$(35,434)	$(1,232)	$273,730

Issuance of common shares	24,998	730	—	(635)	95

Dividends declared — $.47 per common share	—	—	(8,121)	—	(8,121)

Amortization of unearned compensation	—	—	—	107	107

Net income	—	—	2,657	—	2,657

Balance, March 31, 2000	17,131,240	$311,126	$(40,898)	$(1,760)	$268,468

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited, amounts in thousands)

	2000	1999

Cash flows from operating activities:

Net income	$2,657	$2,882

Adjustments to reconcile net income to net cash flow provided by operating activities-

Gain on property insurance recovery	(407)	—

Depreciation and amortization	8,052	7,299

Amortization of unearned compensation	107	—

Equity loss of unconsolidated joint venture	115	—

Minority interests	237	278

Changes in assets and liabilities-

Rent receivable	(1,974)	(863)

Restricted cash	220	1,153

Other assets	(2,148)	180

Accounts payable and accrued expenses	795	432
Due to lessees	(1,193)	(3,102)

Net cash flow provided by operating activities	6,461	8,259

Cash flows from investing activities:

Improvement and additions to hotel properties	(4,050)	(6,532)

Net proceeds from property insurance recovery	1,186	—

Net cash flow used for investing activities	(2,864)	(6,532)

Cash flows from financing activities:

Payments of dividends and distributions	(8,700)	(8,618)

Borrowings against credit facility	5,000	2,000

Net proceeds from issuance of common shares	95	—

Proceeds from issuance of share warrant	—	500

Distributions to joint venture minority interest partners, net	(92)	(362)

Distributions received from unconsolidated joint venture	87	—

Net cash flow used for financing activities	(3,610)	(6,480)

Net change in cash and cash equivalents	(13)	(4,753)

Cash and cash equivalents, beginning of period	3,971	5,643

Cash and cash equivalents, end of period	$3,958	$890

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(dollar amounts in thousands except per share data)

1. BACKGROUND:

      Boykin Lodging Company is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of March 31, 2000 Boykin owned interests in 32 hotels containing a total of 9,110 guest rooms located in 17 states.

      Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”), and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to Boykin Management Company Limited Liability Company (“BMC”). BMC is indirectly owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin’s credit facility.

      In February 1998, Boykin completed a follow-on public equity offering of 4,500,000 common shares. The net proceeds of approximately $106,313 were contributed to the Partnership and used to pay down existing indebtedness under the credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

      In May 1998, Boykin completed its merger with Red Lion Inns Limited Partnership, in which Boykin acquired Red Lion Inns Operating L.P. (“OLP”), which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, Boykin issued 3,109,606 common shares and paid approximately $35,305 in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155,710 and common shares issued valued at $80,333, was $271,348.

      In February 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin formed the joint venture with AEW to take advantage of acquisition opportunities in the lodging industry. In August 1999, the Boykin/AEW venture acquired a hotel in downtown Chicago.

Consolidated Joint Ventures

      Boykin currently has strategic alliances with three hotel operators and owns four hotels with them through joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

			Lessee/JV
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

      Effective February 1, 2000, Boykin took over the operations of the Radisson Hotel Mt. Laurel under REIT tax regulations related to foreclosure properties. The hotel was previously owned 85% by Boykin under a joint venture agreement with an affiliate of Radisson Hotels Worldwide (“Radisson”) and was leased to the Radisson affiliate. Under the terms of the agreement with Radisson, the lease was terminated and Boykin obtained a 100% interest in the hotel. The hotel is managed by a wholly-owned subsidiary of BMC pursuant to a management agreement.

Unconsolidated Joint Venture

      Under the Boykin/AEW joint venture agreement, AEW will provide up to $50,000 of equity capital for the joint venture, and Boykin will provide up to $17,000 and serve as the operating member of the joint venture. Because of the non-controlling nature of its 25% ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

      After the end of the two-year investment period, AEW has the option to acquire Boykin convertible preferred shares in exchange for its capital invested in the joint venture. Pursuant to the venture agreements, AEW also purchased a warrant for $500, which gives AEW the right to buy up to $20,000 of Boykin’s preferred or common shares (at Boykin’s election) for $16.48 per share. As of March 31, 2000, subject to certain contingencies, based on their capital invested in the joint venture, AEW had the option to acquire preferred shares convertible into 791,191 common shares after February 2001 at $16.48 per share.

      In August 1999, the Boykin/AEW venture partnered with a private investor, forming Boykin Chicago, LLC, and purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois. Boykin/AEW has a 75% interest in Boykin Chicago.

Basis of Presentation

      The separate financial statements of Boykin, the Partnership, OLP, and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s Annual Report on Form 10-K for the year ended December 31, 1999.

2. NET INCOME PER SHARE AND PARTNERSHIP UNIT:

      Boykin’s basic and diluted earnings per share for the three months ended March 31, 2000 under SFAS No. 128, “Earnings per Share” are as follows:

	2000	1999

Basic earnings per common share	$0.16	$0.17

Diluted earnings per common share	$0.15	$0.17

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At March 31, 2000 and 1999, a total of 1,291,114 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three months ended March 31, 2000 was 18,419,033 and 18,581,075, respectively. For the three months ended March 31, 1999 the basic and diluted weighted average number of common shares and limited partnership units outstanding was 18,338,499.

3. INTERCOMPANY CONVERTIBLE NOTE:

      At the time of the IPO, Boykin loaned $40,000 to the Partnership in exchange for an intercompany convertible note that matures in November 2001. Interest on the note accrues at a rate equal to 9.75% and is payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the $20 per share IPO price of Boykin’s common shares. The note is secured by mortgages on certain hotel properties.

4. CREDIT FACILITY:

      Boykin has an unsecured credit facility with a group of banks, which enables Boykin to borrow up to $175,000, subject to borrowing base and loan-to-value limitations, at a rate of interest that fluctuates at LIBOR plus 1.40% to 2.25% (7.9% at March 31, 2000), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The credit facility expires in June 2000 and Boykin is in the process of refinancing the facility. As of March 31, 2000 and December 31, 1999, outstanding borrowings against the credit facility were $124,000 and $119,000, respectively.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2000 and December 31, 1999.

5. TERM NOTES PAYABLE:

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires interest-only payments until June 2000, with principal repayments commencing thereafter based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at March 31, 2000 and December 31, 1999.

      Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates with LIBOR plus 2% (8.1% at March 31, 2000). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2000 and December 31, 1999.

Maturities of long term debt at March 31, 2000 are as follows:

2000	$992

2001	2,090

2002	47,239

2003	2,399

2004	2,569

2005 and thereafter	119,711

$175,000

6. PERCENTAGE LEASE AGREEMENTS:

      The percentage leases have noncancelable remaining terms ranging from less than one year to eight years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenue for the three months ended March 31, 2000 and 1999 was $20,066 and $19,394, respectively, of which approximately $4,767 and $4,180, respectively, was in excess of minimum rent.

      Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases. In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, which will change the interim reporting of revenues related to Boykin’s leases. Boykin intends to adopt the provisions of SAB No. 101 in the second quarter of 2000.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2000 to 2004 and in total thereafter are as follows:

	Related Party	Other
	Lessees	Lessees	Totals

Remainder of 2000	$37,862	$8,096	$45,958

2001	44,012	10,794	54,806

2002	36,991	9,334	46,325

2003	11,743	7,464	19,207

2004	8,993	7,464	16,457

2005 and thereafter	18,144	21,862	40,006

	$157,745	$65,014	$222,759

7. RELATED PARTY TRANSACTIONS:

      The Chairman, President and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through March 31, 2000. At March 31, 2000 and December 31, 1999, Boykin had rent receivable of $5,249 and $4,280, respectively, due from related party lessees.

      At March 31, 2000 and December 31, 1999, Boykin had a payable to related party lessees of $735 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

      Spectrum Design Services (“Spectrum”) is a wholly-owned subsidiary of BMC that provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid Spectrum

$333 for services during the quarter ended March 31, 2000 consisting of $169 for design services, $88 for purchasing services, $49 for project management services and $27 for reimbursement of expenses.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

      During the three-month periods ended March 31, 2000 and 1999, noncash financing transactions consisted of $8,728 and $8,626 respectively, of dividends and Partnership distributions which were declared but not paid as of March 31, 2000 and 1999, respectively.

      Interest paid during the three-month periods ended March 31, 2000 and 1999 was $5,541 and $4,998, respectively. In the first quarter of 2000, Boykin issued 51,669 common shares, valued at $635, under Boykin’s Long–Term Incentive Plan.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
(amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2000	1999

ASSETS

Cash and cash equivalents	$25,203	$20,787

Accounts receivable:

Trade, net of allowance for doubtful accounts of $129 and $114 at March 31, 2000 and December 31, 1999, respectively	9,975	9,916

Related party lessors	924	893

Other	274	284

Inventories	2,287	2,366

Property and equipment, net	335	332

Investment in Boykin Lodging Company	218	203

Prepaid expenses and other assets	2,717	2,463

Total assets	$41,933	$37,244

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$5,440	$5,192

Accounts payable:

Trade	3,567	2,530

Advance deposits	2,186	942

Bank overdraft liability	6,366	5,507

Accrued expenses:

Accrued payroll	1,668	946

Accrued vacation	2,987	2,761

Accrued sales, use and occupancy taxes	2,220	1,719

Accrued management fee	6,201	5,170

Other accrued liabilities	7,238	5,763

Total liabilities	37,873	30,530

Members’ capital:

Capital contributed	3,000	3,000

Retained earnings	1,296	3,965

Accumulated other comprehensive loss	(236)	(251)

Total members’ capital	4,060	6,714

Total liabilities and members’ capital	$41,933	$37,244

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited, amounts in thousands)

	2000	1999

Revenues:

Room revenue	$38,949	$34,751

Food and beverage revenue	17,499	17,268

Other hotel revenue	3,376	3,373

Other revenue	682	526

Total revenues	60,506	55,918

Expenses:

Departmental expenses of hotels:

Rooms	9,832	8,646

Food and beverage	12,535	12,661

Other	1,849	1,881

Cost of goods sold of non-hotel operations	96	15

Percentage lease expense	17,127	15,621

General and administrative	6,797	6,222

Advertising and promotion	3,564	3,134

Utilities	2,391	2,220

Franchisor royalties and other charges	1,891	1,724

Repairs and maintenance	3,055	2,724

Depreciation and amortization	26	30

Management fee expense	1,808	1,769

Other expense	204	195

Total expenses	61,175	56,842

Net loss	$(669)	$(924)

Comprehensive loss	$(654)	$(931)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(unaudited, amounts in thousands)

	2000	1999

Cash flows from operating activities:

Net loss	$(669)	$(924)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	26	30

Changes in assets and liabilities:

Accounts receivable	(80)	1,181

Inventories	79	(508)

Prepaid expenses and other assets	(254)	(149)

Rent payable	248	291

Accounts payable	3,140	1,300

Other accrued liabilities	3,955	4,914

Net cash provided by operating activities	6,445	6,135

Cash flows from investing activities:

Property additions	(29)	(7)

Net cash used for investing activities	(29)	(7)

Cash flows from financing activities:

Distributions to members	(2,000)	—

Net cash used for financing activities	(2,000)	—

Net increase in cash and cash equivalents	4,416	6,128

Cash and cash equivalents, beginning of period	20,787	12,973

Cash and cash equivalents, end of period	$25,203	$19,101

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(dollar amounts in thousands)

1. DESCRIPTION OF BUSINESS:

      Boykin Management Company Limited Liability Company and its subsidiaries (collectively, “BMC”)

•	lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;
•	manage full and limited service hotels located in the United States pursuant to management agreements;
•	provide national purchasing services to hotels; and
•	provide interior design and project management services to hotels and other businesses.

2. ORGANIZATION:

      BMC was formed and commenced operations in November 1996 to continue and expand the 40-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company. As of March 31, 2000, BMC and its subsidiaries lease and/or manage 27 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

      BMC’s wholly-owned subsidiaries consist of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) — a hotel design, purchasing and project management company;
•	Purchasing Concepts I, LLC (“PCI”) – a hotel food and beverage operating and purchasing company;
•	Westboy, LLC (“Westboy”) – an entity that leases ten DoubleTree-licensed hotels from Boykin Lodging Company;
•	ChiBoy, LLC (“ChiBoy”) – an entity that leases a hotel in Chicago, Illinois from an affiliate of Boykin Lodging Company;
•	JerseyBoy, LLC (“JerseyBoy”) – an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey; and
•	Boykin Enterprises, LLC – an entity that manages hotels and restaurants owned by third parties.

3. BASIS OF PRESENTATION:

      The separate financial statements of BMC’s subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to BMC’s consolidated financial statements and footnotes thereto included in Boykin Lodging Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

4. PERCENTAGE LEASE AGREEMENTS:

   BMC Leases on 15 Hotels

      BMC leases 15 hotels (the “BMC Hotels”) from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio (2); Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; and French Lick, Indiana.

      The percentage leases have noncancellable remaining terms ranging from less than one year to eight years, subject to earlier termination on the occurrence of certain contingencies, as defined. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index (“CPI”).

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

Westboy Lease on Ten DoubleTree Hotels

      Effective January 1, 1998, Westboy entered into a long term lease agreement with Red Lion Inns Operating L.P. (“OLP”) with terms similar to those described above. OLP was acquired by Boykin Lodging Company on May 22, 1998. The ten DoubleTree-licensed hotels (the “DoubleTree Hotels”) leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Promus Hotel Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.

ChiBoy Lease on Executive Plaza Hotel

      Effective August 31, 1999, ChiBoy entered into a long-term lease agreement with Boykin Chicago LLC, an entity in which the Partnership has an 18.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois. BMC made an initial capital contribution to ChiBoy of $280 in cash.

      Future minimum rent (ignoring CPI increases) to be paid by BMC, Westboy and ChiBoy under their respective percentage lease agreements at March 31, 2000, for each of the years in the period 2000 to 2004 and in total thereafter is as follows:

Remainder of 2000	$40,382

2001	48,812

2002	41,791

2003	16,543

2004	12,193

2005 and thereafter	18,144

$177,865

5. RELATED PARTY TRANSACTIONS:

      Percentage lease expense payable to the Partnership (including OLP) was $16,096 and $15,621 for the three months ended March 31, 2000 and 1999, respectively. Percentage lease expense payable to Boykin Chicago was $1,031 for the three months ended March 31, 2000.

      At March 31, 2000 and December 31, 1999, BMC (including Westboy) had receivables from the Partnership of $735 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership. At March 31, 2000 and December 31, 1999, ChiBoy had receivables from Boykin Chicago of $189 and $97 respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

      At March 31, 2000 and December 31, 1999, BMC had payables to the Partnership of $5,249 and $4,280, respectively, for amounts due pursuant to the percentage leases with the Partnership. At March 31, 2000 and December 31, 1999, ChiBoy had payables to Boykin Chicago of $191 and $912, respectively, for amounts due pursuant to the percentage lease with Boykin Chicago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that currently owns interests in 32 hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

•	maximizing revenue growth in our hotels through –
-	strong management performance from our lessee/operators;
-	selective renovation;
-	expansion and development; and
-	brand repositioning;
•	acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost, and;
•	developing strategic alliances and relationships with both a network of high-quality hotel operators and franchisors of the hotel industry’s premier upscale brands.

      Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. The lessees’ ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

BOYKIN’S FORMATION AND SIGNIFICANT EVENTS

      We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties and another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility. Boykin Lodging Company currently has a 92.1% ownership interest in, is the sole general partner of and does all of its business through the Partnership.

      In February 1998, we completed a follow-on public equity offering of 4.5 million common shares, netting proceeds of approximately $106.3 million. We used the proceeds to pay down existing indebtedness under our credit facility, purchase limited partnership units from two unaffiliated limited partners, fund the acquisitions of two hotels purchased in March 1998 and for general corporate purposes.

      We completed our merger with Red Lion Inns Limited Partnership in May 1998, in which we acquired Red Lion Inns Operating L.P. (“OLP”), which owns a portfolio of ten DoubleTree-licensed hotels. In the transaction, we issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion limited partners and general partner. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million.

      In February 1999, we formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. We formed the joint venture with AEW to take advantage of acquisition opportunities in the lodging industry. In August 1999, the Boykin/AEW venture acquired a hotel in downtown Chicago.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2000

      Refer to the “Results of Operations” section below for discussion of our first quarter results compared to 1999 as well as the operational results of BMC.

      During the first quarter, we continued our renovation program, spending over $4 million, or approximately six percent of hotel revenues. The majority of these capital expenditures went into five of our DoubleTree hotels, which underwent major public space and guest room suite renovations. We plan on spending a total of approximately $20 million in 2000, or six percent of our expected hotel revenues. The majority of this amount will be spent completing our DoubleTree hotels as part of a two-year, $20 million renovation program, as well as renovating guest rooms and public space at our Buffalo Marriott, Cleveland Airport Marriott, Columbus Marriott, Berkeley Marina Radisson, and Melbourne, Florida hotels. We believe it is important to keep our hotels in first-class condition in an effort to outperform the competition and to deliver superior REVPAR gains, and we are focusing our renovation activities on hotels in areas with the highest revenue potential. We also believe the long-term demand for rooms in most of our markets will continue to grow and therefore we expect to continue to implement our renovation plans aggressively.

      Effective February 1, 2000, we took over the operations of our Radisson Hotel Mt. Laurel under REIT tax regulations related to foreclosure properties. The hotel was previously owned 85% by us under a joint venture agreement with an affiliate of Radisson Hotels Worldwide (“Radisson”) and was leased to the Radisson affiliate. Under the terms of our agreement with Radisson, the lease was terminated and we obtained a 100% interest in the hotel. The hotel is managed by a wholly-owned subsidiary of BMC pursuant to a management agreement.

      Looking at the remainder of the year and beyond, in spite of new hotels opening this year in certain of our markets, we anticipate a continued positive impact on our results of operations stemming from the hotels we renovated in 1998, 1999 and 2000. We continue to actively seek acquisitions or swap candidates for hotels in our portfolio and we are being selective in terms of yield and earnings criteria. We also continue to consider expansions at a few of our hotels as well as the development or sale of land parcels to maximize the value of our portfolio. We are working on refinancing our debt structure, which will lengthen our average maturities. We expect to complete the refinancing in June 2000.

      In December 1999, the Securities and Exchange Commission issued a Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, which will change the interim reporting of revenues related to Boykin’s leases, but will have no impact on our interim cash flow or year-end results or operations. Boykin intends to adopt the provisions of SAB No. 101 in the second quarter of 2000.

RESULTS OF OPERATIONS

      The following discusses our results of operations and those of BMC for the quarter ended March 31, 2000 compared to the same period in 1999.

Boykin Lodging Company

Quarter Ended March 31, 2000 Compared to 1999

      Our percentage lease revenue increased 3.5% to $20.1 million in 2000, from $19.4 million for the same period in 1999 because of increased hotel revenues in 2000 over 1999. Percentage lease revenue payable by BMC and Westboy represented $16.1 million, or 80.2% of total percentage lease revenue in the 2000 period, compared to $15.6 million, or 80.5% of total percentage lease revenue, in 1999. In 2000 we recorded $1.3 million of revenues related to the hotel operations of our Mt. Laurel Radisson which we took over on February 1, 2000.

      Net income decreased to $2.7 million for the three months ended March 31, 2000, compared to $2.9 million in 1999. As a percent of percentage lease revenue, net income decreased to 13.2% in 2000 from 14.9% in 1999, primarily resulting from the following items:

•	an increase in real estate related depreciation and amortization from $7.1 million, or 36.8% of percentage lease revenue in 1999, to $7.8 million, or 38.8% in 2000; and

•	an increase in interest expense to $5.6 million in 2000, or 27.8% of percentage lease revenue, compared to $5.0 million, or 25.7%, in 1999 because of higher interest rates and outstanding borrowings in 2000.

      These items were offset by a gain on property insurance recovery of $.4 million related to property damage at our two Melbourne, Florida hotels caused by Hurricanes Floyd and Irene in late 1999.

      In 2000, we recorded $1.0 million of expenses related to the hotel operations of our Mt. Laurel Radisson which we took over on February 1, 2000.

      Our funds from operations (“FFO”) for the quarter ended March 31, 2000 was $10.2 million compared to $10.1 million in 1999. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs, including our ability to make cash distributions.

      We compute FFO in accordance with the NAREIT White Paper, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended March 31, 2000 and 1999, respectively (in thousands):

	2000	1999

Net income	$2,657	$2,882

Real estate related depreciation and amortization	7,785	7,140

Gain on property insurance recovery	(407)	—

Minority interest	237	278

Equity loss of unconsolidated joint venture	115	—

FFO applicable to joint venture minority interest	(184)	(199)

Funds from operations	$10,203	$10,101

      The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2000 and 1999, regardless of ownership:

	Three Months Ended
	March 31,

	2000	1999

All hotels (32 hotels) (a)

Hotel revenues	$74,063	$72,148

REVPAR	$59.44	$57.65

Occupancy	63.1%	62.2%

Average daily rate	$94.18	$92.68

Initial Hotels (9 hotels)

Hotel revenues	$22,361	$21,280

REVPAR	$70.33	$67.43

Occupancy	69.7%	70.2%

Average daily rate	$100.88	$96.09

DoubleTree Portfolio (10 hotels)

Hotel revenues	$25,364	$25,527

REVPAR	$53.60	$52.64

Occupancy	64.8%	62.9%

Average daily rate	$82.77	$83.69

Acquired Hotels (13 hotels)(a) (b)
Hotel revenues	$26,338	$25,341

REVPAR	$57.15	$55.39

Occupancy	57.4%	56.3%

Average daily rate	$99.65	$98.34

(a)	Includes predecessor’s results in 1999 related to the Executive Plaza Hotel.

(b)	Represents the operating results of hotels acquired by Boykin since our IPO, other than the DoubleTree portfolio.

BMC

Quarter Ended March 31, 2000 Compared to 1999

      For the quarter ended March 31, 2000, BMC’s hotel revenues increased 8.0%, to $59.8 million, compared to $55.4 million for the same period in 1999. The increase was primarily because of the addition of the Executive Plaza Hotel in which ChiBoy commenced operations in August 1999. The increase was also due to increased revenues at BMC’s Marriott and Radisson hotels in 2000 compared to 1999, which are benefitting from recent renovations.

      Percentage lease expense for the quarter ended March 31, 2000 increased 9.6%, to $17.1 million, compared to $15.6 million for the same period in 1999, primarily due to the addition of the Executive Plaza Hotel, which was not included in the 1999 operating results. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $44.0 million in the quarter ended March 31, 2000 compared to $41.2 million for the same period in 1999. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased slightly to 73.4% in 2000 from 74.4% in 1999, resulting in a slightly smaller net loss of $.7 million for the quarter ended March 31, 2000 compared to a net loss of $.9 million in 1999.

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

      As of March 2000, we had $4.0 million of unrestricted cash and cash equivalents, $3.4 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance and we had outstanding borrowings totaling $124.0 million and $175.0 million against our credit facility and term notes payable, respectively.

      We have a $175 million credit facility available, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million and $45 million term notes payable, please see Notes 4 and 5, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. As our credit facility expires in June 2000, we are currently working on refinancing our credit facility and expect to complete the refinancing in June 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our unsecured credit facility, our $45 million secured term loan and our 18.75% share of Boykin Chicago’s $30 million term note payable.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 57% and 56% of our outstanding debt was subject to variable rates at March 31, 2000 and December 31, 1999, respectively. The average interest rate of our variable rate debt was 7.9% for the quarter ended March 31, 2000.

      We review interest rate exposure quarterly in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings, through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At March 31, 2000 and December 31, 1999, we were not a party to any forward interest rate or similar agreements other than an interest rate cap contract that exists under a loan agreement with Boykin Chicago. We do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.4 million, based upon the balances outstanding on our variable rate instruments at March 31, 2000.

      We estimate that the current market rate that we could obtain for a debt instrument of similar terms and maturity as our $130 million, 6.9% fixed rate term note, would be approximately 8.5%.

      See Notes 4 and 5 to the consolidated financial statements for discussion of the terms of the unsecured credit facility and the term notes payable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent

27		Financial Data Schedule

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

(b) Reports on Form 8-K

      None.

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Boykin Lodging, its directors or its officers with respect to:

•	Leasing, management or performance of the hotels,

•	Adequacy of reserves for renovation and refurbishment,

•	Potential acquisitions and dispositions by Boykin,

•	Boykin’s financing plans,

•	Boykin’s policies regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters, and

•	Trends affecting Boykin’s or any hotel’s financial condition or results of operations

      You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. Factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition programs, changes in local or national economic conditions, changes in interest rates, and other similar variables. The information contained in this Form 10-Q, in the documents incorporated by reference herein and Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

May 15, 2000	/s/ Robert W. Boykin

Robert W. Boykin Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2000	/s/ Paul A. O’Neil

Paul A. O’Neil Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent

27		Financial Data Schedule

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.