Form 10-Q
period 2000-06-30
BOYKIN LODGING CO
filed 2000-08-14
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

      The number of common shares, without par value, outstanding as of August 11, 2000: 17,142,000

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2000	1999

ASSETS

Investment in hotel properties, net	$578,733	$584,875

Cash and cash equivalents	3,893	3,971

Rent receivable from lessees:

Related party lessees	8,740	4,280

Third party lessees	1,312	430

Deferred expenses, net	3,219	3,660

Restricted cash	4,263	3,572

Investment in unconsolidated joint venture	4,234	4,369

Other assets	2,138	946

	$606,532	$606,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$126,000	$119,000

Term notes payable	174,862	175,000

Accounts payable and accrued expenses	9,652	8,799

Dividends/distributions payable	8,736	8,700

Due to lessees:

Related party lessees	2,125	796

Third party lessees	663	1,815

Minority interest in joint ventures	7,922	7,755

Minority interest in operating partnership	9,882	10,508

Shareholders’ equity:

Preferred shares, without par value; 10,000,000 shares

Authorized; no shares issued and outstanding

Common shares, without par value; 40,000,000 shares

Authorized; 17,137,599 and 17,106,242 shares outstanding	—	—

June 30, 2000 and December 31, 1999, respectively	—	—

Additional paid-in capital	311,332	310,396

Retained deficit	(42,848)	(35,434)

Unearned compensation – restricted shares	(1,794)	(1,232)

Total shareholders’ equity	266,690	273,730

	$606,532	$606,103

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues:

Lease revenue from related party	$19,587	$19,547	$35,682	$35,168

Other lease revenue	3,870	4,305	7,841	8,078

Revenues related to hotel operations	2,006	—	3,264	—

Interest and other income	183	95	346	163

	25,646	23,947	47,133	43,409

Expenses:

Real estate related depreciation and amortization	7,423	7,107	15,208	14,247

Real estate and personal property taxes, insurance and ground rent	2,608	2,873	5,275	5,470

General and administrative	1,339	1,575	2,894	3,002

Expenses related to hotel operations	1,471	—	2,497	—

Interest expense	5,816	5,005	11,401	9,983

Amortization of deferred financing costs	267	159	534	318

Gain on property insurance recovery	—	—	(407)	—

	18,924	16,719	37,402	33,020

Equity income (loss) of unconsolidated joint venture	67	—	(48)	—

Income before minority interests and extraordinary item	6,789	7,228	9,683	10,389

Minority interest in joint ventures	(166)	(219)	(259)	(332)

Minority interest in operating partnership	(444)	(478)	(588)	(644)

Net income applicable to common shares	$6,179	$6,531	$8,836	$9,413

Earnings per share:

Basic	$.36	$.38	$.52	$.55

Diluted	$.36	$.38	$.51	$.55

Weighted average number of common shares outstanding:

Basic	17,135	17,082	17,131	17,065

Diluted	17,318	17,082	17,310	17,065

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(unaudited, dollar amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Shares	Capital	Deficit	Compensation	Total

Balance, December 31, 1999	17,106,242	$310,396	$(35,434)	$(1,232)	$273,730

Issuance of common shares	31,357	936	—	(790)	146

Dividends declared — $.94 per common share	—	—	(16,250)	—	(16,250)

Amortization of unearned compensation	—	—	—	228	228

Net income	—	—	8,836	—	8,836

Balance, June 30, 2000	17,137,599	$311,332	$(42,848)	$(1,794)	$266,690

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited, amounts in thousands)

	2000	1999

Cash flows from operating activities:

Net income	$8,836	$9,413

Adjustments to reconcile net income to net cash flow provided by operating activities-

Gain on property insurance recovery	(407)	—

Depreciation and amortization	15,742	14,565

Amortization of unearned compensation	228	118

Equity loss of unconsolidated joint venture	48	—

Minority interests	847	976

Changes in assets and liabilities-

Rent receivable	(5,342)	(5,330)

Restricted cash	(691)	1,301

Other	(1,192)	96

Accounts payable and accrued expenses	853	1,842

Due to lessees	177	(2,615)

Net cash flow provided by operating activities	19,099	20,366

Cash flows from investing activities:

Improvements and additions to hotel properties	(9,815)	(13,281)

Net proceeds from property insurance recovery	1,186	—

Net cash flow used for investing activities	(8,629)	(13,281)

Cash flows from financing activities:

Payments of dividends and distributions	(17,428)	(17,243)

Borrowings against credit facility	7,000	7,000

Repayment of term note	(138)	—

Payment of deferred financing costs	(123)	(520)

Net proceeds from issuance of common shares	146	—

Proceeds from issuance of share warrant	—	500

Distributions to joint venture minority interest partners, net	(92)	(295)

Distributions received from unconsolidated joint venture	87	—

Net cash flow used for financing activities	(10,548)	(10,558)

Net change in cash and cash equivalents	(78)	(3,473)

Cash and cash equivalents, beginning of period	3,971	5,643

Cash and cash equivalents, end of period	$3,893	$2,170

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(dollar amounts in thousands except share and per share data)

1. BACKGROUND:

      Boykin Lodging Company (“Boykin”) is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of June 30, 2000, Boykin owned interests in 32 hotels containing a total of 9,110 guest rooms located in 17 states.

      Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”), and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to Boykin Management Company Limited Liability Company (“BMC”). BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%), and his brother, John E. Boykin (46.2%). The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin’s credit facility.

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

Consolidated Joint Ventures

      Boykin currently has strategic alliances with three hotel operators and owns four hotels with them through joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

Name of Joint Venture	Lessee/JV Partner	Boykin Ownership Percentage	Lessee/JV Ownership Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	MeriStar	91%	9%	Holiday Inn Minneapolis West

Shawan Road Hotel L.P.	Davidson	91%	9%	Marriott's Hunt Valley Inn

Boykin San Diego LLC	Outrigger	91%	9%	Hampton Inn San Diego

				Airport/Sea World

Boykin Kansas City LLC	MeriStar	80%	20%	DoubleTree Kansas City

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

Unconsolidated Joint Venture

      Under the Boykin/AEW joint venture agreement, AEW will provide up to $50,000 of equity capital for the joint venture, and Boykin will provide up to $17,000 and serve as the operating member of the joint venture. Because of the non-controlling nature of its 25% ownership interest in the joint venture, Boykin accounts for its investment using the equity method.

      After the end of the two-year investment period, AEW has the option to acquire Boykin convertible preferred shares in exchange for its capital invested in the joint venture. Pursuant to the venture agreements, AEW also purchased a warrant for $500, which gives AEW the right to buy up to $20,000 of Boykin’s preferred or common shares (at Boykin’s election) for $16.48 per share. As of June 30, 2000, subject to certain contingencies, based upon their capital invested in the joint venture, AEW had the option to acquire preferred shares convertible into 791,191 common shares after February 2001 at $16.48 per share.

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

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s Annual Report on Form 10-K for the year ended December 31, 1999.

2. NET INCOME PER SHARE AND PARTNERSHIP UNIT:

      Boykin’s basic and diluted earnings per share for three and six months ended June 30, 2000 under SFAS No. 128, “Earnings per Share” are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Basic earnings per common share	$.36	$.38	$.52	$.55

Diluted earnings per common share	$.36	$.38	$.51	$.55

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At June 30, 2000 and 1999, a total of 1,291,114 limited partnership units were issued and outstanding. The basic weighted average number of common shares and limited partnership units outstanding for the three and six months ended June 30, 2000 was 18,426,021 and 18,422,527 respectively. The diluted weighted average number of common shares and limited partnership units outstanding for the three and six months ended June 30, 2000 was 18,609,272 and 18,600,685 respectively.

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

4. CREDIT FACILITY:

      As of June 30, 2000, Boykin had an unsecured credit facility with a group of banks which enabled Boykin to borrow up to $175,000. As of June 30, 2000 and December 31, 1999, outstanding borrowings against this credit facility were $126,000 and $119,000, respectively. The credit facility required Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin was required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2000 and December 31, 1999.

      In July 2000, Boykin entered into a new secured credit facility with a group of banks which enables Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations. Concurrently, Boykin used proceeds from a new $108,000 secured term loan (Note 9) and borrowed $25,000 from the new secured credit facility to repay the previous credit facility. The new secured credit facility bears interest at a rate that fluctuates at LIBOR plus 2.25% to 2.75%. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension. The new credit facility is secured by seven hotel properties. Deferred financing costs associated with the previous $175,000 facility will be written off in the third quarter of 2000 which will result in an extraordinary loss, net of minority interest, of approximately $686. The new facility has similar financial and other covenants as the previous $175,000 credit facility.

5. TERM NOTES PAYABLE:

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan required interest-only payments until June 2000, with principal repayments commencing thereafter based on a 25-year amortization schedule. The loan is secured by ten DoubleTree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at June 30, 2000 and December 31, 1999.

      Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates with LIBOR plus 2% (8.7% at June 30, 2000). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2000 and December 31, 1999.

      Maturities of long term debt at June 30, 2000 are as follows:

Remainder of 2000	$922

2001	1,969

2002	47,111

2003	2,264

2004	2,402

2005 and thereafter	120,194

$174,862

6. PERCENTAGE LEASE AGREEMENTS:

      The percentage leases have noncancelable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenue for the three months ended June 30, 2000 and 1999 was $23,457 and $23,852 respectively, of which approximately $7,935 and $8,622 respectively, was in excess of minimum rent. Percentage lease revenue for the six months ended June 30, 2000 and 1999 was $43,523 and $43,246, respectively, of which approximately $12,702 and $12,802, respectively, was in excess of minimum rent.

      Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued a Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, which will change the interim reporting of revenues related to Boykin’s leases, but will have no impact on its interim cash flow or year-end results of operations. Under application of this SAB, a portion of Boykin’s percentage lease revenues, which historically have been recognized in the first and second quarters, will be deferred and recognized in the third and fourth quarters. The required implementation of the SAB has been delayed by the SEC until the fourth quarter of 2000. However, if Boykin had implemented this new standard in the current period, Boykin’s percentage lease revenue would have been reduced by $6,471 and $10,120 to $16,986 and $33,403 for the three and six months ended June 30, 2000, respectively. Accordingly, net income would have been reduced by $5,897 and $9,252, resulting in $282 net income and $416 net loss for the three and six months ended June 30, 2000, respectively.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2000 to 2004 and in total thereafter are as follows:

	Related Party
	Lessees	Other Lessees	Totals

Remainder of 2000	$25,242	$5,397	$30,639

2001	44,012	10,794	54,806

2002	36,991	9,334	46,325

2003	11,743	7,464	19,207

2004	8,993	7,464	16,457

2005 and thereafter	18,144	21,862	40,006

	$145,125	$62,315	$207,440

7. RELATED PARTY TRANSACTIONS:

      The Chairman, President and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through June 30, 2000. At June 30, 2000 and December 31, 1999, Boykin had rent receivable of $8,740 and $4,280, respectively, due from related party lessees.

      At June 30, 2000 and December 31, 1999, Boykin had a payable to related party lessees of $2,125 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

      Spectrum Design Services (“Spectrum”), is a wholly-owned subsidiary of BMC that provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid Spectrum $558 for design services during the six months ending June 30, 2000 consisting of $302 for design services, $109 for purchasing services, $97 for project management services and $50 for reimbursement of expenses.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

      During the six-month periods ended June 30, 2000 and 1999, noncash financing transactions consisted of $8,736 and $8,665 respectively, of dividends and Partnership distributions which were declared but not paid as of June 30, 2000 and 1999, respectively.

      Interest paid during the six-month periods ended June 30, 2000 and 1999 was $11,308 and $10,063 respectively. In the first half of 2000, Boykin issued 62,257 common shares, valued at $790, under Boykin’s Long–Term Incentive Plan.

9. SUBSEQUENT EVENT:

      In July 2000, Boykin Holding, LLC, (“BHC”) a newly formed, wholly-owned subsidiary of the Partnership, entered into a $108,000 term loan agreement secured by nine of its hotel properties. The loan matures in July 2003 and contains two one-year extension options. The loan bears interest at a rate that fluctuates at LIBOR plus 2.35%. BHC also purchased interest rate protection to cap the overall interest rate on this loan at no more than 10.25%. Proceeds from this loan were used to pay down Boykin’s credit facility, fund escrows, new loan costs, and for general corporate purposes. Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial covenants.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

(amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2000	1999

ASSETS
Cash and cash equivalents	$24,264	$20,787

Accounts receivable:

Trade, net of allowance for doubtful accounts of $172 and $114 at June 30, 2000 and December 31, 1999, respectively	11,091	9,916

Related party lessors	2,247	893

Other	516	284

Inventories	2,361	2,366

Property and equipment, net	301	332

Investment in Boykin Lodging Company	250	203

Prepaid expenses and other assets	2,298	2,463

Total assets	$43,328	$37,244

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$9,919	$5,192

Accounts payable:

Trade	3,330	2,530

Advance deposits	1,450	942

Bank overdraft liability	7,493	5,507

Accrued expenses:

Accrued payroll	1,463	946

Accrued vacation	3,099	2,761

Accrued sales, use and occupancy taxes	2,404	1,719

Accrued management fee	2,935	5,170

Other accrued liabilities	4,622	5,763

Total liabilities	36,715	30,530

Members’ capital:

Capital contributed	3,000	3,000

Retained earnings	3,817	3,965

Accumulated other comprehensive loss	(204)	(251)

Total members’ capital	6,613	6,714

Total liabilities and members’ capital	$43,328	$37,244

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues:

Room revenue	$46,346	$42,291	$85,295	$77,042

Food and beverage revenue	19,638	18,884	37,137	36,152

Other hotel revenue	4,636	4,444	8,012	7,817

Other revenue	588	570	1,270	1,096

Total revenues	71,208	66,189	131,714	122,107

Expenses:

Departmental expenses of hotels:

Rooms	10,744	9,699	20,576	18,345

Food and beverage	13,642	13,431	26,177	26,092

Other	2,301	2,449	4,150	4,330

Cost of goods sold of non-hotel operations	8	—	104	15

Percentage lease expense	21,607	19,547	38,734	35,168

General and administrative	6,914	6,401	13,711	12,623

Advertising and promotion	3,747	3,155	7,311	6,289

Utilities	2,288	2,122	4,679	4,342

Franchisor royalties and other charges	2,298	2,067	4,189	3,791

Repairs and maintenance	3,146	2,881	6,201	5,605

Depreciation and amortization	25	30	51	60

Management fee expense	2,235	2,406	4,043	4,175

Other expense	(268)	290	(64)	485

Total expenses	68,687	64,478	129,862	121,320

Net income	$2,521	$1,711	$1,852	$787

Comprehensive income	$2,553	$1,790	$1,899	$859

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited, amounts in thousands)

	2000	1999

Cash flows from operating activities:

Net income	$1,852	$787

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	51	60

Realized loss on investment	—	36

Changes in assets and liabilities:

Accounts receivable	(2,761)	(518)

Inventories	5	(229)

Prepaid expenses and other assets	165	94

Rent payable	4,727	4,210

Accounts payable	3,294	1,577

Other accrued liabilities	(1,836)	4,015

Net cash provided by operating activities	5,497	10,032

Cash flows from investing activities:

Property additions	(20)	(11)

Net cash used for investing activities	(20)	(11)

Cash flows from financing activities:

Distributions to members	(2,000)	—

Net cash used for financing activities	(2,000)	—

Net increase in cash and cash equivalents	3,477	10,021

Cash and cash equivalents, beginning of period	20,787	12,973

Cash and cash equivalents, end of period

	$24,264	$22,994

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(dollar amounts in thousands)

1. DESCRIPTION OF BUSINESS:

Boykin Management Company Limited Liability Company and its subsidiaries (collectively, “BMC”):

•	lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;

•	manage full and limited service hotels located in the United States pursuant to management agreements;

•	provide national purchasing services to hotels; and

•	provide interior design services and project management services to hotels and other businesses.

2. ORGANIZATION:

      BMC was formed and commenced operations in November 1996 to continue and expand the 40-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company. As of June 30, 2000, BMC and its subsidiaries lease and/or manage 27 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

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

3. BASIS OF PRESENTATION:

      The separate financial statements of BMC’s subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to BMC’s consolidated financial statements and footnotes thereto included in Boykin Lodging Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

      The percentage leases have noncancellable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index (“CPI”).

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

Westboy Lease on Ten DoubleTree Hotels

      Effective January 1, 1998, Westboy entered into a long-term lease agreement with Red Lion Inns Operating L.P. (“OLP”) with terms similar to those described above. OLP was acquired by Boykin Lodging Company on May 22, 1998. The ten DoubleTree-licensed hotels (the “DoubleTree Hotels”) leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Hilton Hotels Corporation. BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.

ChiBoy Lease on Executive Plaza Hotel

      Effective August 31, 1999, ChiBoy entered into a long-term lease agreement with Boykin Chicago LLC, an entity in which the Partnership has an 18.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois. BMC made an initial capital contribution to ChiBoy of $280 in cash.

      Future minimum rent (ignoring CPI increases) to be paid by BMC, Westboy, and ChiBoy under their respective percentage lease agreements at June 30, 2000 for each of the years in the period 2000 to 2004 and in total thereafter is as follows:

Remainder of 2000	$27,642

2001	48,812

2002	41,791

2003	16,543

2004	12,193

2005 and thereafter	18,144

$165,125

5. RELATED PARTY TRANSACTIONS:

      Percentage lease expense payable to the Partnership (including OLP) was $19,587 and $19,547 for the three months ended June 30, 2000 and 1999, respectively. Percentage lease expense payable for the six months ended June 30, 2000 and 1999 was $35,683 and $35,168, respectively. Percentage lease expense payable for the three and six months ended June 30, 2000 to Boykin Chicago was $2,020 and $3,051.

      At June 30, 2000 and December 31, 1999, BMC (including Westboy) had receivables from the Partnership of $2,125 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership. At June 30, 2000 and December 31, 1999, ChiBoy had receivables from Boykin Chicago of $122 and $97 respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

      At June 30, 2000 and December 31, 1999, BMC had payables to the Partnership of $8,740 and $4,280, respectively, for amounts due pursuant to the percentage leases with the Partnership. At June 30, 2000 and December 31, 1999, ChiBoy had payables to Boykin Chicago of $1,179 and $912, respectively, for amounts due pursuant to the percentage lease with Boykin Chicago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that currently owns interests in 32 hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

•	maximizing revenue growth in our hotels through -
•	strong management performance from our lessee/operators;

•	selective renovation;

•	expansion and development; and

•	brand repositioning;

•	acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost;

•	developing strategic alliances and relationships with both a network of high-quality hotel operators and franchisors of the hotel industry’s premier upscale brands.

      Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage, and other revenues of our hotels. The lessees’ ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

BOYKIN’S FORMATION AND SIGNIFICANT EVENTS

      We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties and another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility. We currently have a 92.1% ownership interest in, is the sole general partner of and does all of its business through the Partnership.

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

SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2000

      Refer to the “Results of Operations” section below for discussion of our second quarter results compared to 1999 as well as the operational results of BMC.

      During the first half of 2000, we continued our renovation program, spending $9.8 million, or approximately 6.5% of hotel revenues. About half of these capital expenditures went into five of our DoubleTree hotels, which underwent major public space and guestroom suite renovations. We plan on spending about $20 million in 2000, or six percent of our expected hotel revenues. The majority of the remaining amount this year will be spent renovating guest rooms and public space at our Buffalo Marriott, Cleveland Airport Marriott, Columbus Marriott, Berkeley Marina Radisson, and the Radisson Inn Sanibel Gateway. We believe it is important to keep our hotels in first-class condition in order to outperform the competition and to deliver superior REVPAR gains. We generally anticipate a positive impact on our results of operations stemming from the hotels we renovated in 1998, 1999, and 2000. We also believe the long-term demand for rooms in most of our markets will continue to grow and therefore we expect to continue to implement our renovation plans.

      We continue to selectively seek acquisitions but we are being selective in terms of yield and earnings criteria. Additionally, we are considering the sale or exchange of certain hotels in our portfolio. We also are considering expansions and development at a few of our hotels to maximize the value of our portfolio.

      In July 2000, we refinanced our previous credit facility, lengthening our average debt maturities, mitigating our variable rate debt exposure, and increasing our borrowing capacity. This will enable us to react to new opportunities as well as continue our planning for expansion and redevelopment of existing owned properties.

      We expect that percentage lease revenues from certain of our properties, primarily in Portland, Oregon; Colorado Springs, Colorado; Columbus, Ohio; and Charlotte and Raleigh, North Carolina, will be lower than we originally anticipated for the remainder of 2000, due to competition from newly constructed hotels. We also expect higher interest expense after our debt refinancing and due to higher market rates. Because of these factors, we estimate that FFO for the year 2000 will fall in a range of approximately $45 million to $46 million, or approximately 5% to 7% lower than FFO for 1999.

      In August 2000, our Board of Directors revised the company’s dividend policy, intending to declare dividends at a level of approximately 85% of our Funds Available for Distribution (“FAD”). We believe FAD is a useful measure of our ability to fund the payment of operational expenses, debt service and distributions. Management recommended this level to the Board of Directors in order to:

•	bring our FAD payout ratio in line with our peer companies;

•	provide adequate cushion for potential future adverse revenue or interest rate fluctuations; and

•	establish cash reserves to keep our properties in excellent competitive condition and take advantage of high yield internal growth opportunities that we may pursue.

We compute FAD by adjusting FFO for capital expenditures reserves, principal payments on our debt, and noncash amortization of financing costs. Based upon the revised policy, we announced a lower anticipated quarterly dividend rate of $.365 per share.

RESULTS OF OPERATIONS

      The following discusses our results of operations and those of BMC for the quarter ended June 30, 2000 compared to the same period in 1999.

Boykin Lodging Company

Quarter ended June 30, 2000 Compared to 1999

      Our percentage lease revenue decreased 1.7% to $23.5 million in 2000, from $23.9 million for the same period in 1999. This is mostly attributable to our take over of the Radisson Hotel Mt. Laurel in February 2000, which reduced lease revenue in the second quarter by $.6 million as compared to 1999. Instead, the hotel’s revenues of $2.0 million and hotel operating expenses of $1.5 million are reflected in the results of operations in 2000. Percentage lease revenue payable by BMC and Westboy represented $19.6 million, or 83.5%, of total percentage lease revenue in the 2000 period, compared to $19.5 million, or 82.0%, of total percentage lease revenue in 1999.

      Net income decreased to $6.2 million for the three months ended June 30, 2000, compared to $6.5 million in 1999. As a percent of total revenue, net income decreased to 24.0% in 2000 from 27.3% in 1999, primarily resulting from the following items:

•	An increase in real estate depreciation and amortization to $7.4 million, or 31.7%, of percentage lease revenue in 2000, from $7.1 million, or 29.8%, in 1999; and

•	An increase in interest expense to $5.8 million in 2000, or 24.8% of percentage lease revenue, compared to $5.0 million, or 21.0%, in 1999.

      Increased capitalized property costs from renovations have increased depreciation expense and higher interest rates on our variable rate debt, along with higher outstanding debt balances, caused interest expense to increase over 1999.

Six Months Ended June 30, 2000 Compared to 1999

      Our percentage lease revenue increased slightly to $43.5 million in 2000, from $43.2 million for the same period in 1999. Percentage lease revenue payable by BMC and Westboy represented $35.7 million, or 82.0%, of total percentage lease revenue in the 2000 period, compared to $35.2 million, or 81.3%, of total percentage lease revenue, in 1999. The decrease in percentage lease revenue in 2000 was from the Radisson Hotel Mt. Laurel of $.9 million, and a decrease from the DoubleTree portfolio of $.4 million offset by lease revenue increases in hotels managed by BMC and other independently managed properties. We took over the Radisson Hotel Mt. Laurel in February 2000, of which the hotel revenues of $3.3 million and expenses of $2.5 million are reflected in the results of operations for 2000.

      Net income decreased to $8.8 million for the six months ended June 30, 2000, compared to $9.4 million in 1999. As a percent of total revenue, net income decreased to 18.8% in 2000 from 21.7% in 1999, primarily resulting from the following items:

•	An increase in real estate related depreciation and amortization to $15.2 million, or 34.9%, of percentage lease revenue in 2000 from $14.2 million, or 32.9%, in 1999.

•	An increase in interest expense to $11.4 million in 2000, or 26.2%, of percentage lease revenue from $10.0 million, or 23.1%, in 1999.

      These items were offset by a gain on property insurance recovery of $.4 million related to property damage at our two Melbourne, Florida hotels caused by hurricanes Floyd and Irene in late 1999.

      Increased capitalized property costs from renovations have increased depreciation expense and higher interest rates on our variable rate debt, along with higher average outstanding debt balances, caused interest expense to increase over 1999.

      Our funds from operations (“FFO”) for the quarter ended June 30, 2000 was $14.1 million compared to $14.0 million in 1999. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs, including our ability to make cash distributions.

      We compute FFO in accordance with the NAREIT White Paper, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three and six months ended June 30, 2000 and 1999, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net income	$6,179	$6,531	$8,836	$9,413

Real estate related depreciation and amortization	7,423	7,107	15,208	14,247

Gain on property insurance recovery	—	—	(407)	—

Minority interest	610	697	847	976

Equity (income) loss of unconsolidated joint venture	(67)	—	48	—

FFO applicable to joint venture minority interest	(74)	(316)	(258)	(515)

Funds from operations	$14,071	$14,019	$24,274	$24,121

The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2000 and 1999, regardless of ownership:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

All hotels (32 hotels)(a)

Hotel revenues	$85,942	$85,345	$160,005	$157,494

REVPAR	$68.99	$68.58	$64.22	$63.14

Occupancy	71.4%	73.3%	67.3%	67.8%

Average daily rate	$96.65	$93.61	$95.49	$93.19

Initial Hotels (9 hotels)

Hotel revenues	$24,752	$24,744	$47,113	$46,024

REVPAR	$76.91	$77.41	$73.62	$72.45

Occupancy	74.0%	77.8%	71.8%	74.0%

Average daily rate	$103.97	$99.46	$102.47	$97.87

DoubleTree Portfolio (10 hotels)

Hotel revenues	$28,441	$29,170	$53,805	$54,697

REVPAR	$63.55	$65.83	$58.58	$59.27

Occupancy	73.4%	76.1%	69.1%	69.5%

Average daily rate	$86.63	$86.47	$84.82	$85.22

Acquired Hotels (13 hotels)(a)(b)

Hotel revenues	$32,749	$31,431	$59,087	$56,773

REVPAR	$68.33	$65.04	$62.74	$60.24

Occupancy	68.0%	67.8%	62.7%	62.1%

Average daily rate	$100.50	$95.93	$100.11	$97.02

(a) Includes predecessors’ results in 1999 related to the Executive Plaza Hotel.

(b) Represents the operating results of hotels acquired by Boykin since our IPO, other than theDoubleTree portfolio.

BMC

Quarter Ended June 30, 2000 Compared to 1999

      For the quarter ended June 30, 2000, BMC’s hotel revenues increased 7.6%, to $70.6 million, compared to $65.6 million for the same period in 1999. The increase was primarily due to the addition of the Executive Plaza Hotel in which ChiBoy commenced operations in August 1999. This was offset by lower revenues of the DoubleTree portfolio in 2000 compared to 1999.

      Percentage lease expense for the quarter ended June 30, 2000 increased 10.5%, to $21.6 million, compared to $19.5 million for the same period in 1999 due to the increase in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of room expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $47.0 million in the quarter ended June 30, 2000 compared to $44.9 million for the same period in 1999. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 66.6% in 2000 from 68.4% in 1999. The combination of increased revenues and decreased operating expenses, as a percentage of revenues, resulted in higher net income of $2.5 million for the quarter ended June 30, 2000 compared to net income of $1.7 million in 1999.

Six months ended June 30, 2000 Compared to 1999

      For the six months ended June 30, 2000, BMC’s hotel revenues increased 7.8%, to $130.4 million, compared to $121.0 million for the same period in 1999. The increase was primarily due to the addition of the Executive Plaza Hotel in which ChiBoy commenced operations in August 1999. This was offset by lower revenues of the DoubleTree portfolio in 2000 compared to 1999.

      The percentage lease expense for the six months ended June 30, 2000 increased 10.1%, to $38.7 million, compared to $35.2 million for the same period in 1999 due to the increase in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $91.0 million in the six months ended June 30, 1999 compared to $86.1 million for the same period in 1999. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 69.7% in 2000 from 71.1% in 1999.

      BMC recorded net income of $1.9 million for the six months ended June 30, 2000 compared to a net income of $.8 million in 1999. The increase in net income is primarily due to increased revenue performance of the hotels in 2000 combined with expense efficiencies gained in higher volumes.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the percentage leases. The lessees’ obligations under the percentage leases are largely unsecured and the lessees’ ability to make rent payments to the Partnership under the percentage leases are substantially dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

      As of June 30, 2000, we had $3.9 million of unrestricted cash and cash equivalents, $4.3 million of restricted cash for the payment of capital expenditures, real estate tax and insurance, and we had outstanding borrowings totaling $126.0 million and $174.9 million against our credit facility and term note payable, respectively.

      In July 2000, we refinanced our $175 million credit facility with a new $100 million credit facility and a $108 million secured term loan. We currently have $25 million outstanding under the new credit facility, for which the unused amount is available to fund hotel acquisitions, renovations, capital expenditures, and working capital needs, as limited under terms of the credit agreements. For information relating to the terms of our new credit facility and our $130 million, $45 million, and $108 million term notes payable, see Notes 4, 5, and 9, respectively, of the

Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

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

      As noted above in August 2000, we announced our intention to reduce our quarterly dividend rate from $.47 per share to $.365, effective with our third quarter 2000 dividend. The reduced dividend rate will improve our liquidity by allowing us to retain approximately $8 million annually of additional funds for reinvestment. In this capital constrained environment, we believe it is critical to retain some cash to keep our properties in excellent competitive condition and to take advantage of high-yield internal growth opportunities. No assurance can be given that we will make distributions in the future at the current rate, or at all.

RECENT REIT LEGISLATION

      Congress recently enacted legislation which will dramatically change the tax rules applicable to hotel REITs, Effective in 2001, REITs will be able to operate certain businesses through a taxable REIT subsidiary ("TRS"), which in the past, would have jeopardized their tax-free status. For hotel REITs, this means that starting in 2001, our hotel properties can be leased to a TRS we own, as long as the TRS hires an independent hotel operator to manage the properties.

      We are enthusiastic about this new legislation because we believe that it will allow us to eliminate conflicts of interest that exist with a lease arrangement, to better motivate our operators, and to potentially capture more of the income for our properties. Our Board of Directors has appointed a special committee to evaluate how a TRS could benefit our shareholders. We believe that we will be in a position to announce specific plans later in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our new secured credit facility, our $45 million secured term loan, our $108 million term loan and our 18.75% share of Boykin Chicago’s $30 million term note payable.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. We also purchased interest protection on our new $108 million term note in July 2000 that caps the overall interest rate on this debt at no more than 10.25%. Approximately 57% and 56% of our outstanding debt was subject to variable rates at June 30, 2000 and December 31, 1999, respectively. The average interest rate of our variable rate debt was 8.25% for the quarter ended June 30, 2000.

      We review interest rate exposure quarterly in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings, through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 1999, or currently we were not a party to any forward interest rate or similar agreements. Other than an interest rate cap contract that exists under a loan agreement with Boykin Chicago and the new $108 million interest rate cap purchased in July 2000, we do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.4 million, based upon the balances outstanding on our variable rate instruments at June 30, 2000.

      We estimate that the current market rate that we could obtain for a debt instrument of similar terms and maturity as our $130 million 6.9% fixed rate term note would be approximately 9.0%.

      See Notes 4,5, and 9 to the consolidated financial statements for discussion of the terms of the secured credit facility and the term notes payable.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Boykin held its annual meeting of the shareholders on May 23, 2000 at the Radisson Inn Sanibel Gateway in Ft. Myers, Florida. At the meeting, the shareholders voted to elect the Board of Directors for the 2001 term. The individuals listed below were elected to Boykin’s Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Against	Abstention	Shares not Voted

Robert W. Boykin	15,778,165	0	295,284	1,206,144

Raymond P. Heitland	15,749,749	0	323,700	1,206,144

Albert T. Adams	15,711,708	0	361,741	1,206,144

Lee C. Howley, Jr.	15,745,833	0	327,616	1,206,144

Frank E. Mosier	15,758,636	0	314,813	1,206,144

William H. Schecter	15,770,782	0	302,667	1,206,144

Ivan J. Winfield	15,759,173	0	314,276	1,206,144

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank as rights agent

27		Financial Data Schedule

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

b)   Reports on Form 8-K

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

      You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward- looking statement as a result of various factors. The factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition programs, changes in local or national economic conditions, changes in interest rates, and other similar variables. The information contained in this Form 10-Q and in the documents incorporated by reference herein and Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

/s/ Robert W. Boykin __________________________

August 14, 2000	Robert W. Boykin Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul A. O’Neil __________________________

August 14, 2000	Paul A. O’Neil Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank as rights agent

27		Financial Data Schedule

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.