Form 10-Q
period 2000-09-30
BOYKIN LODGING CO
filed 2000-11-13
CIK 1015859

FORM 10-Q
PART I
ITEM 1. FINANCIAL STATEMENTS
BOYKIN LODGING COMPANY CONSOLIDATED BALANCE SHEETS
BOYKIN LODGING COMPANY CONSOLIDATED STATEMENTS OF INCOME
BOYKIN LODGING COMPANY CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
BOYKIN LODGING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
BOYKIN LODGING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND:
2. ACQUISITIONS AND DISPOSITION OF HOTEL PROPERTIES
3. NET INCOME PER SHARE AND PARTNERSHIP UNIT:
4. INTERCOMPANY CONVERTIBLE NOTE:
5. CREDIT FACILITY:
6. TERM NOTES PAYABLE:
7. EXTRAORDINARY ITEM:
8. PERCENTAGE LEASE AGREEMENTS:
9. RELATED PARTY TRANSACTIONS:
10. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS:
2. ORGANIZATION:
3. BASIS OF PRESENTATION:
4. PERCENTAGE LEASE AGREEMENTS:
5. RELATED PARTY TRANSACTIONS:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND AND BUSINESS STRATEGIES
BOYKIN’S FORMATION AND SIGNIFICANT EVENTS
THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2000
RESULTS OF OPERATIONS
BMC
LIQUIDITY AND CAPITAL RESOURCES
RECENT REIT LEGISLATION
INFLATION
SEASONALITY
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
FORWARD LOOKING STATEMENTS
EXHIBIT INDEX
Exhibit 27 -- Financial Data Schedule

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500,

45 W. Prospect Avenue

Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

      The number of common shares, without par value, outstanding as of November 10, 2000: 17,150,253

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY:

Consolidated Balance Sheets as of September 30, 2000 (unaudited) and

December 31, 1999	3

Consolidated Statements of Income for the Three and Nine Months Ended

September 30, 2000 and 1999 (unaudited)	4

Consolidated Statement of Shareholders’ Equity for the Nine Months Ended

September 30, 2000 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2000 and 1999 (unaudited)	6

Notes to Consolidated Financial Statements	7

BOYKIN MANAGEMENT COMPANY LIMITED LIABILITY COMPANY AND SUBSIDIARIES:

Consolidated Balance Sheets as of September 30, 2000 (unaudited) and

December 31, 1999	13

Consolidated Statements of Operations for the Three and Nine Months Ended

September 30, 2000 and 1999 (unaudited)	14

Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2000 and 1999 (unaudited)	15

Notes to Consolidated Financial Statements	16

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(dollar amounts in thousands)

	(Unaudited)
	September 30, 2000	December 31, 1999

ASSETS

Investment in hotel properties, net	$574,515	$584,875

Cash and cash equivalents	4,512	3,971

Rent receivable from lessees:

Related party lessees	10,171	4,280

Third party lessees	1,540	430

Deferred expenses, net	6,476	3,660

Restricted cash	6,805	3,572

Investment in unconsolidated joint ventures	10,536	4,369

Other assets	2,292	946

	$616,847	$606,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$31,500	$119,000

Term notes payable	282,417	175,000

Accounts payable and accrued expenses	10,966	8,799

Dividends/distributions payable	6,789	8,700

Due to lessees:

Related party lessees	530	796

Third party lessees	699	1,815

Minority interest in joint ventures	8,101	7,755

Minority interest in operating partnership	9,800	10,508

Shareholders’ equity:

Preferred shares, without par value; 10,000,000 shares Authorized; no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares Authorized; 17,140,787 and 17,106,242 shares outstanding September 30, 2000 and December 31, 1999, respectively	—	—

Additional paid-in capital	311,442	310,396

Retained deficit	(43,633)	(35,434)

Unearned compensation –restricted shares	(1,764)	(1,232)

Total shareholders’ equity	266,045	273,730

	$616,847	$606,103

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:

Lease revenue from related party	$20,717	$20,792	$56,399	$55,960

Other lease revenue	3,526	3,529	11,367	11,608

Revenues related to hotel operations	1,768	—	5,032	—

Interest and other income	589	522	936	685

	26,600	24,843	73,734	68,253

Expenses:

Real estate related depreciation and amortization	7,482	7,259	22,691	21,506

Real estate and personal property taxes, insurance and ground rent	2,666	2,731	7,940	8,201

General and administrative	1,477	1,516	4,371	4,519

Expenses related to hotel operations	1,519	—	4,016	—

Interest expense	6,367	5,238	17,768	15,222

Amortization of deferred financing costs	348	224	882	542

Gain on property insurance recovery	—	—	(407)	—

	19,859	16,968	57,261	49,990

Equity income (loss) of unconsolidated joint ventures	104	(33)	56	(33)

Income before minority interests and extraordinary item	6,845	7,842	16,529	18,230
Minority interest in joint ventures	(179)	(155)	(438)	(487)

Minority interest in operating partnership	(447)	(533)	(1,035)	(1,177)

Income before extraordinary item	6,219	7,154	15,056	16,566

Extraordinary item –loss on early extinguishment of

debt, net of minority interest of $59	(686)	—	(686)	—

Net income applicable to common shares	$5,533	$7,154	$14,370	$16,566

Earnings per share:

Basic	$.32	$.42	$.84	$.97
Diluted	$.32	$.42	$.83	$.97

Weighted average number of common shares outstanding:

Basic	17,139	17,059	17,134	17,050

Diluted	17,316	17,059	17,317	17,050

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(unaudited, dollar amounts in thousands)

		Additional
	Common	Paid-In	Retained	Unearned
	Shares	Capital	Deficit	Compensation	Total

Balance, December 31, 1999	17,106,242	$310,396	$(35,434)	$(1,232)	$273,730

Issuance of common shares	34,545	1,046	—	(865)	181

Dividends declared –$1.305 per common share	—	—	(22,569)	—	(22,569)

Amortization of unearned compensation	—	—	—	333	333

Net income	—	—	14,370	—	14,370

Balance, September 30, 2000	17,140,787	$311,442	$(43,633)	$(1,764)	$266,045

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited, amounts in thousands)

	2000	1999

Cash flows from operating activities:

Net income	$14,370	$16,566

Adjustments to reconcile net income to net cash flow provided by operating activities-

Extraordinary item- noncash loss on early extinguishment of debt	686	—

Gain on property insurance recovery	(407)	—

Depreciation and amortization	23,573	22,048

Amortization of unearned compensation	333	234

Equity (income) loss of unconsolidated joint ventures	(56)	33

Minority interests	1,473	1,664

Changes in assets and liabilities-

Rent receivable	(7,001)	(3,590)

Restricted cash	(3,233)	526

Other	(1,346)	31

Accounts payable and accrued expenses	2,167	2,665

Due to lessees	(1,382)	(3,263)

Net cash flow provided by operating activities	29,177	36,914

Cash flows from investing activities:

Improvements and additions to hotel properties	(13,062)	(16,481)

Net proceeds from property insurance recovery	1,186	—

Investment in unconsolidated joint ventures	(6,270)	(4,347)

Net cash flow used for investing activities	(18,146)	(20,828)

Cash flows from financing activities:

Payments of dividends and distributions	(26,165)	(25,908)

Borrowings against credit facility	31,500	7,000

Repayment of borrowings against credit facility	(119,000)	—

Term note borrowings	108,000	—

Repayment of term note	(583)	—

Payment of deferred financing costs	(4,488)	(522)

Net proceeds from issuance of common shares	181	717

Proceeds from issuance of share warrant	—	500

Distributions to joint venture minority interest partners, net	(92)	(323)

Distributions received from unconsolidated joint venture	157	—

Net cash flow used for financing activities	(10,490)	(18,536)

Net change in cash and cash equivalents	541	(2,450)

Cash and cash equivalents, beginning of period	3,971	5,643

Cash and cash equivalents, end of period	$4,512	$3,193

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(dollar amounts in thousands except share and per share data)

1. BACKGROUND:

      Boykin Lodging Company (“Boykin”) is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of September 30, 2000, Boykin owned interests in 33 hotels containing a total of 9,236 guestrooms located in nineteen states.

      Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels. Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries currently lease and/or manage 28 of the 33 hotels in which Boykin has ownership interests. Since a significant portion of Boykin’s revenue is received from BMC and its subsidiaries, the financial statements and footnotes of BMC and its subsidiaries, contained within this Form 10-Q and Boykin’s December 31, 1999 Form 10-K, should be read in conjunction with Boykin’s financial statements and footnotes.

Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”), and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to BMC. BMC is owned by Robert W. Boykin, Chairman, President and Chief Executive Officer of Boykin Lodging Company (53.8%), and his brother, John E. Boykin (46.2%). The Partnership acquired eight additional hotel properties in 1997 using remaining proceeds from the IPO and borrowings under Boykin’s credit facility.

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

Unconsolidated Joint Ventures

      Under the Boykin/AEW joint venture agreement, AEW will provide up to $50,000 of equity capital for the joint venture, and Boykin will provide up to $17,000 and serve as the operating member of the joint venture. Because of the non-controlling nature of its 25% ownership interest in the joint venture, Boykin accounts for its investment using the equity method.

      After the end of the two-year investment period, AEW has the option to acquire Boykin convertible preferred shares in exchange for its capital invested in the joint venture. Pursuant to the venture agreements, AEW also purchased a warrant for $500, which gives AEW the right to buy up to $20,000 of Boykin’s preferred or common shares (at Boykin’s election) for $16.48 per share. As of September 30, 2000, subject to certain contingencies, based upon their capital invested in the joint venture, AEW had the option to acquire preferred shares convertible into 791,191 common shares after February 2001 at $16.48 per share.

      In August 1999, the Boykin/AEW venture partnered with a private investor, forming Boykin Chicago, LLC, and purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois. Boykin/AEW has a 75% interest in Boykin Chicago. In September 2000, Boykin purchased the 25% ownership interest in Boykin Chicago, LLC from the private investor for $6,270, thereby increasing Boykin’s total ownership percentage in the hotel from 18.75% to 43.75%.

Basis of Presentation

      The separate financial statements of Boykin, the Partnership, OLP, and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. ACQUISITIONS AND DISPOSITION OF HOTEL PROPERTIES

      In September 2000, Boykin transferred ownership of its Cleveland Marriott East in Beachwood, Ohio, to Hilton Hotels Corporation (“Hilton”). In exchange, Boykin obtained from Hilton a 239-suite Doubletree Guest Suites hotel in Southfield, Michigan and a 290-room Doubletree hotel in San Antonio, Texas. The transaction was accounted for as a like-kind exchange of similar assets with the net book value of the Beachwood hotel being carried forward at cost and allocated to the Southfield and San Antonio hotels with no gain or loss recognized. These properties are leased to and managed by BMC under long-term percentage lease agreements. The operating results of the new properties have been included in the accompanying consolidated financial statements commencing on the date of acquisition.

3. NET INCOME PER SHARE AND PARTNERSHIP UNIT:

      Boykin’s basic and diluted earnings per share for three and nine months ended September 30, 2000 under SFAS No. 128, “Earnings per Share” are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Basic:

Income before extraordinary item	$.36	$.42	$.88	$.97

Extraordinary item, net	(.04)	—	(.04)	—

Net income per share	$.32	$.42	$.84	$.97

Diluted:

Income before extraordinary item	$.36	$.42	$.87	$.97

Extraordinary item, net	(.04)	—	(.04)	—

Net income per share	$.32	$.42	$.83	$.97

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At September 30, 2000 and 1999, a total of 1,291,114 limited partnership units were issued and outstanding. The basic weighted average number of common shares and limited partnership units outstanding for the three and nine months ended September 30, 2000 was 18,430,349 and 18,425,153 respectively. The diluted weighted average number of common shares and limited partnership units outstanding for the three and nine months ended September 30, 2000 was 18,606,935 and 18,608,477 respectively.

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

5. CREDIT FACILITY:

      In July 2000, Boykin entered into a new secured credit facility with a group of banks which enables Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 2.75%, (9.0% as of September 30, 2000), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension option. The credit facility is secured by seven hotel properties. The new facility replaced Boykin’s previous $175,000 credit facility. Outstanding borrowings against each respective credit facility at September 30, 2000 and December 31, 1999 were $31,500 and $119,000, respectively.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2000 and December 31, 1999.

6. TERM NOTES PAYABLE:

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty or defeasance after May 21, 2008. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan required interest-only payments until June 2000, with principal repayments commencing thereafter based on a 25-year amortization schedule. The loan is secured by ten Doubletree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at September 30, 2000 and December 31, 1999.

      Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates with LIBOR plus 2% (8.6% at September 30, 2000). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2000 and December 31, 1999.

      In July 2000, Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, entered into a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (9.0% at September 30, 2000). BHC also purchased interest rate protection to cap the overall loan interest rate at no more than 10.25%. Proceeds from the loan were used to pay down Boykin’s credit facility, fund escrows, new loan costs, and for general corporate purposes. Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial covenants.

      Maturities of long-term debt at September 30, 2000 are as follows:

Remainder of 2000	$477

2001	1,969

2002	47,111

2003	110,264

2004	2,402

2005 and thereafter	120,194

$282,417

7. EXTRAORDINARY ITEM:

      In connection with obtaining the new $100,000 secured credit facility (Note 5) and the $108,000 secured term loan (Note 6), Boykin wrote off existing deferred financing costs under the previous $175,000 credit facility totaling $686. These charges, net of $59 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the quarter ended September 30, 2000.

8. PERCENTAGE LEASE AGREEMENTS:

      The percentage leases have noncancelable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenue for the three months ended September 30, 2000 and 1999 was $24,243 and $24,321 respectively, of which approximately $9,331 and $9,093 respectively, was in excess of minimum rent. Percentage lease revenue for the nine months ended September 30, 2000 and 1999 was $67,766 and $67,568, respectively, of which approximately $22,033 and $21,896, respectively, was in excess of minimum rent.

      Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued a Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, which will change the interim reporting of revenues related to Boykin’s leases, but will have no impact on its interim cash flow or year-end results of operations. Under application of this SAB, a portion of Boykin’s percentage lease revenues, which historically have been recognized in the first and second quarters, will be deferred and recognized in the third and fourth quarters. The required implementation of the SAB has been delayed by the SEC until the fourth quarter of 2000. However, if Boykin had implemented this new standard in the current period, Boykin’s percentage lease revenue would have been reduced by $2,482 and $12,602 to $21,761 and $55,164 for the three and nine months ended September 30, 2000, respectively. Accordingly, net income would have been reduced by $2,208 and $11,461, resulting in net income of $3,325 and $2,909 for the three and nine months ended September 30, 2000, respectively.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2000 to 2004 and in total thereafter are as follows:

	Related Party	Other
	Lessees	Lessees	Totals

Remainder of 2000	$12,668	$2,565	$15,233

2001	44,972	10,261	55,233

2002	40,490	8,801	49,291

2003	15,242	6,930	22,172

2004	12,492	6,930	19,422

2005 and thereafter	20,645	20,287	40,932

	$146,509	$55,774	$202,283

9. RELATED PARTY TRANSACTIONS:

      The Chairman, President and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through September 30, 2000. At September 30, 2000 and December 31, 1999, Boykin had rent receivable of $10,171 and $4,280, respectively, due from related party lessees.

      At September 30, 2000 and December 31, 1999, Boykin had a payable to related party lessees of $530 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership and OLP.

      Spectrum Design Services (“Spectrum”), is a wholly-owned subsidiary of BMC that provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid Spectrum $762 for design services during the nine months ending September 30, 2000 consisting of $386 for design services, $190 for purchasing services, $127 for project management services and $59 for reimbursement of expenses.

     Effective February 1, 2000, JerseyBoy LLC, a wholly-owned subsidiary of BMC, (“JerseyBoy”) manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $53 and $151 for the three and nine months ended September 30, 2000 respectively.

10. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

      In September 2000, Boykin exchanged hotel properties with Hilton (Note 2) in a noncash transaction by transferring ownership of one of its hotel properties to Hilton and obtaining two hotel properties from Hilton.

      During the nine-month periods ended September 30, 2000 and 1999, noncash financing transactions consisted of $6,789 and $8,697, respectively, of dividends and Partnership distributions which were declared but not paid as of September 30, 2000 and 1999, respectively.

      Interest paid during the nine-month periods ended September 30, 2000 and 1999 was $17,532 and $15,207 respectively. During the nine months ended September 30, 2000, Boykin issued 71,828 common shares under Boykin’s Long–Term Incentive Plan valued at $865, net of previously issued common shares cancelled due to the termination of employees.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(Amounts in thousands)

	(Unaudited)
	September 30,	December 31,

	2000	1999

ASSETS

Cash and cash equivalents	$28,179	$20,787
Accounts receivable:

Trade, net of allowance for doubtful accounts of $202 and $114 at September 30, 2000 and December 31, 1999, respectively	12,539	9,916

Related party lessors	603	893

Other	340	284
Inventories	2,314	2,366
Property and equipment, net	285	332
Investment in Boykin Lodging Company	192	203
Prepaid expenses and other assets	2,555	2,463

Total assets	$47,007	$37,244

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$11,418	$5,192
Accounts payable:

Trade	3,848	4,282

Advance deposits	2,264	942

Bank overdraft liability	7,493	5,507
Accrued expenses:

Accrued payroll	1,383	946

Accrued vacation	3,002	2,761

Accrued sales, use and occupancy taxes	2,791	1,719

Accrued management fee	4,356	5,170

Other accrued liabilities	4,536	4,011

Total liabilities	41,091	30,530

Members’ capital:

Capital contributed	3,000	3,000

Retained earnings	3,178	3,965

Accumulated other comprehensive loss	(262)	(251)

Total members’ capital	5,916	6,714

Total liabilities and members’ capital	$47,007	$37,244

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:
Room revenue	$48,579	$45,121	$133,874	$122,163

Food and beverage revenue	18,731	18,132	55,868	54,284

Other hotel revenue	4,635	5,074	12,647	12,891

Other revenue	676	773	1,946	1,869

Total revenues	72,621	69,100	204,335	191,207

Expenses:
Departmental expenses of hotels:

Rooms	11,566	10,498	32,142	28,843

Food and beverage	13,506	13,187	39,683	39,280

Other	2,486	2,570	6,636	6,900
Cost of goods sold of non-hotel operations	79	294	183	309

Percentage lease expense	22,803	21,445	61,537	56,613

General and administrative	7,196	6,350	20,907	18,973

Advertising and promotion	3,630	3,173	10,941	9,462

Utilities	2,760	2,621	7,439	6,963

Franchiser royalties and other charges	2,368	2,157	6,557	5,948

Repairs and maintenance	3,211	2,880	9,412	8,483

Depreciation and amortization	26	29	77	89

Management fee expense	2,314	2,435	6,357	6,610

Other expense	115	(94)	51	392

Total expenses	72,060	67,545	201,922	188,865

Net income	$561	$1,555	$2,413	$2,342

Comprehensive income	$503	$1,516	$2,402	$2,375

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited, amounts in thousands)

	2000	1999

Cash flows from operating activities:

Net income	$2,413	$2,342

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	77	89

Realized loss on investment	—	36

Changes in assets and liabilities:

Accounts receivable	(2,389)	(2,395)

Inventories	52	(260)

Prepaid expenses and other assets	(92)	89

Rent payable	6,226	3,299

Accounts payable	2,874	2,901

Other accrued liabilities	1,461	5,330

Net cash provided by operating activities	10,622	11,431

Cash flows from investing activities:

Property additions	(30)	(14)

Net cash used for investing activities	(30)	(14)

Cash flows from financing activities:

Distributions to members	(3,200)	—

Net cash used for financing activities	(3,200)	—

Net increase in cash and cash equivalents	7,392	11,417

Cash and cash equivalents, beginning of period	20,787	12,973

Cash and cash equivalents, end of period	$28,179	$24,390

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
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

2. ORGANIZATION:

      BMC was formed and commenced operations in November 1996 to continue and expand the 40-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman, President and Chief Executive Officer of Boykin Lodging Company. As of September 30, 2000, BMC and its subsidiaries lease and/or manage 28 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

      BMC’s wholly-owned subsidiaries consist of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) —a hotel design, purchasing and project management company;

•	Purchasing Concepts I, LLC (“PCI”) – a hotel food and beverage operating and purchasing company;

•	Westboy, LLC (“Westboy”) – an entity that leases ten Doubletree-licensed hotels from Boykin Lodging Company;

•	ChiBoy, LLC (“ChiBoy”) – an entity that leases a hotel in Chicago, Illinois from an affiliate of Boykin Lodging Company;

•	JerseyBoy, LLC (“JerseyBoy”) – an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey; and

•	Boykin Enterprises, LLC – an entity that manages hotels and restaurants owned by third parties.

3. BASIS OF PRESENTATION:

      The separate financial statements of BMC’s subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to BMC’s consolidated financial statements and footnotes thereto included in Boykin Lodging Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

4. PERCENTAGE LEASE AGREEMENTS:

BMC Leases on 16 Hotels

      BMC leases 16 hotels (the “BMC Hotels”) from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio; Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); Daytona Beach, Florida; San Antonio, Texas; Southfield, Michigan and French Lick, Indiana. In connection with Boykin Lodging Company’s hotel exchange with Hilton Hotels Corporation (“Hilton”) in September 2000, a lease related to a hotel in Cleveland, Ohio was terminated and two new lease agreements for the San Antonio and Southfield properties commenced.

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

Westboy Lease on Ten DoubleTree Hotels

      Effective January 1, 1998, Westboy entered into a long-term percentage lease agreement with Red Lion Inns Operating L.P. (“OLP”) with terms similar to those described above. Boykin Lodging Company acquired OLP on May 22, 1998. The ten Doubletree-licensed hotels (the “Doubletree Hotels”) leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Hilton.

      The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Selected financial information of Westboy is as follows:

	Percentage Lease	Net income
	Expense	(loss)

Year ended December 31, 1998	$29,719	$193

Year ended December 31, 1999	29,478	119

Nine months ended September 30, 1999	23,197	(43)

Nine months ended September 30, 2000	22,788	(1,067)

	December 31,	September 30,
	1999	2000

Cash and cash equivalents	$6,044	$7,735

Member’s equity	1,312	245

      Upon commencement of the lease agreement, BMC made an initial capital contribution to Westboy of $1,000, of which $900 was funded with a demand promissory note. Assets of Westboy are not available to pay the creditors of any other entity, except to the extent of permitted cash distributions from Westboy to BMC. Similarly, except to the extent of the unpaid promissory note, the assets of BMC are not available to pay the creditors of Westboy.

ChiBoy Lease on Executive Plaza Hotel

      Effective August 31, 1999, ChiBoy entered into a long-term lease agreement with Boykin Chicago LLC, an entity in which the Partnership has a 43.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois. BMC made an initial capital contribution to ChiBoy of $280 in cash.

      Future minimum rent (ignoring CPI increases) to be paid by BMC, Westboy, and ChiBoy under their respective percentage lease agreements at September 30, 2000 for each of the years in the period 2000 to 2004 and in total thereafter is as follows:

Remainder of 2000	$13,868

2001	49,772

2002	45,290

2003	20,042

2004	15,692

2005 and thereafter	20,645

$165,309

5. RELATED PARTY TRANSACTIONS:

      Percentage lease expense payable to the Partnership (including OLP) was $20,717 and $20,792 for the three months ended September 30, 2000 and 1999, respectively. Percentage lease expense payable for the nine months ended September 30, 2000 and 1999 was $56,399 and $55,960, respectively. Percentage lease expense payable for the three and nine months ended September 30, 2000 to Boykin Chicago were $2,086 and $5,138. Percentage lease expense payable for the three and nine months ended September 30, 1999 to Boykin Chicago LLC was $653.

      At September 30, 2000 and December 31, 1999, BMC (including Westboy) had receivables from the Partnership of $530 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership. At September 30, 2000 and December 31, 1999, ChiBoy had receivables from Boykin Chicago of $73 and $97 respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

      At September 30, 2000 and December 31, 1999, BMC had payables to the Partnership of $10,171 and $4,280, respectively, for amounts due pursuant to the percentage leases with the Partnership. At September 30, 2000 and December 31, 1999, ChiBoy had payables to Boykin Chicago of $1,247 and $912, respectively, for amounts due pursuant to the percentage lease with Boykin Chicago.

      Effective February 1, 2000, JerseyBoy LLC manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Management fee income from the Partnership was $53 and $151 for the three and nine months ended September 30, 2000 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that currently owns interests in 33 hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

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

BOYKIN’S FORMATION AND SIGNIFICANT EVENTS

      We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties and another eight hotel properties in 1997 using remaining proceeds from the IPO and borrowings under our credit facility. We currently have a 92.1% ownership interest in, are the sole general partner of and do all of our business through the Partnership.

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

THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2000

      Refer to the “Results of Operations” section below for discussion of our third quarter results compared to 1999 as well as the operational results of BMC.

      In July 2000, we completed the refinancing of our debt structure, which has lengthened our average debt maturities, mitigated our variable rate debt exposure and increased our borrowing capacity. This will enable us to react to new opportunities as well as continue our planning for expansion and redevelopment of existing properties.

      In September 2000, we exchanged ownership of our Cleveland Marriott East hotel with Hilton Hotels Corporation (“Hilton”) for two hotels. In the exchange swap with Hilton, we acquired the 290-room Doubletree Hotel San Antonio International Airport and the 239-suite Doubletree Guest Suites hotel in Southfield, Michigan. We plan to invest $5.5 million to upgrade the Southfield hotel and return it to its original Embassy Suites brand, enabling it to achieve significantly better rates and occupancy. We also obtained flexibility to sell or rebrand our three Doubletree hotels in the State of Washington without contractual penalty.

      In September 2000, we also acquired an additional 25% interest in the Chicago Executive Plaza hotel from a private investor for $6.3 million, thereby increasing our ownership interest in the hotel to 43.75%. The hotel is on track to begin a complete renovation of all guestrooms, meeting rooms, and food and beverage facilities next year.

      We have continued our renovation program, spending approximately $13 million, or approximately 5.5% of hotel revenues through September 30, 2000. The majority of the remaining amount this year will be spent renovating public space at our Columbus Marriott, Berkeley Marina Radisson, and public space and guest rooms at the Radisson Inn Sanibel Gateway and Marriott’s Hunt Valley Inn. We believe it is important to keep our hotels in first-class condition in order to outperform the competition and to deliver superior REVPAR gains. We generally anticipate a positive impact on our results of operations stemming from the hotels we renovated in the past two years.

      We continue to selectively seek acquisitions but we are being selective in terms of yield and earnings criteria. Additionally, we are considering the sale or exchange of certain hotels in our portfolio. We also are considering expansions and development at a few of our hotels to maximize the value of our portfolio.

      We expect that percentage lease revenues from certain of our properties, primarily in Portland, Oregon; Colorado Springs, Colorado; Columbus, Ohio; and Charlotte and Raleigh, North Carolina, will be lower than we originally anticipated for the remainder of 2000, due to competition from newly constructed hotels. We also expect higher interest expense after our debt refinancing due to higher market rates. Because of these factors, we estimate that Funds From Operations (“FFO”) for the year 2000 will fall in a range of approximately $45 million to $46 million, or approximately 5% to 7% lower than FFO for 1999.

      In August 2000, our Board of Directors reduced the company’s quarterly dividend from $0.47 per share to $0.365 per share, effective with the third quarter dividend payable November 6, 2000. This new dividend rate represents approximately 85% of our Funds Available for Distribution (“FAD”). We believe FAD is a useful measure of our ability to fund the payment of operational expenses, debt service and distributions. Management recommended this level to the Board of Directors in order to:

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

RESULTS OF OPERATIONS

      The following discusses our results of operations and those of BMC for the three and nine months ended September 30, 2000 compared to the same period in 1999.

Boykin Lodging Company

Quarter ended September 30, 2000 Compared to 1999

      Our percentage lease revenue decreased slightly to $24.2 million in 2000, from $24.3 million for the same period in 1999. This is mostly attributable to our take over of the Radisson Hotel Mt. Laurel in February 2000, which reduced lease revenue in the third quarter by $.4 million as compared to 1999. Instead, the hotel’s revenues of $1.8 million and hotel operating expenses of $1.5 million are reflected in the results of operations in 2000. The overall impact of Mt. Laurel is a $.2 million decrease in net income from the same period in 1999. Percentage lease revenue payable by BMC and Westboy represented $20.7 million, or 85.5% of total percentage lease revenue in the 2000 period, compared to $20.8 million, or 85.5% of total percentage lease revenue in 1999.

      Net income decreased to $5.5 million for the three months ended September 30, 2000, compared to $7.2 million in 1999. As a percent of total revenue, net income decreased to 20.8% in 2000 from 28.8% in 1999, primarily resulting from the following items:

•	an extraordinary loss from early extinguishment of debt recorded in the third quarter of $686, net of minority interest of $59; and

•	an increase in interest expense to $6.4 million in 2000, or 23.9% of total revenue, compared to $5.2 million, or 21.1%, in 1999. Higher interest rates on our variable rate debt, along with higher outstanding debt balances, caused interest expense to increase over 1999.

Nine Months Ended September 30, 2000 Compared to 1999

      Our percentage lease revenue increased slightly to $67.8 million in 2000, from $67.6 million for the same period in 1999. Percentage lease revenue payable by BMC and Westboy represented $56.4 million, or 83.2% of total percentage lease revenue in the 2000 period, compared to $56.0 million, or 82.8%, of total percentage lease revenue, in 1999. The increase in percentage lease revenue in 2000 was from increased hotel revenue from our lessees, offset by a decrease in percentage lease revenue from the Radisson Hotel Mt. Laurel of $1.3 million. We took over the Radisson Hotel Mt. Laurel in February 2000, of which the hotel revenues of $5.0 million and expenses of $4.0 million, which are reflected in the results of operations for 2000. The overall impact of Mt. Laurel is an over decrease in net income of $.5 million from 1999.

      Net income decreased to $14.4 million for the nine months ended September 30, 2000, compared to $16.6 million in 1999. As a percent of total revenue, net income decreased to 19.5% in 2000 from 24.3% in 1999, primarily resulting from the following items:

•	an extraordinary loss from early extinguishment of debt recorded in the third quarter of $686, net of minority interest of $59;

•	an increase in real estate related depreciation and amortization to $22.7 million, or 33.5%, of percentage lease revenue in 2000 from $21.5 million, or 31.8%, in 1999 due to our increased capital expenditures; and

•	an increase in interest expense to $17.8 million in 2000, or 24.1%, of total revenue from $15.2 million, or 22.3%, in 1999.

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

      Our FFO for the quarter ended September 30, 2000 was $14.2 million compared to $14.9 million in 1999. The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with another indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs, including our ability to make cash distributions.

      We compute FFO in accordance with the NAREIT White Paper, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three and nine months ended September 30, 2000 and 1999, respectively, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net income	$5,533	$7,154	$14,370	$16,566

Real estate related depreciation and amortization	7,482	7,259	22,691	21,506

Gain on property insurance recovery	—	—	(407)	—

Extraordinary item-loss on early extinguishment of debt	686	—	686	—

Equity in (income) loss of unconsolidated joint venture	(104)	33	(56)	33

Minority interest	626	688	1,473	1,664

FFO applicable to joint venture minority interest	(15)	(229)	(274)	(744)

Funds from operations	$14,208	$14,905	$38,483	$39,025

      The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2000 and 1999, regardless of ownership:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Comparable hotels (31 hotels) (a)

Hotel revenues	$81,534	$80,420	$233,200	$229,714

REVPAR	$69.89	$68.12	$65.88	$64.52

Occupancy	74.1%	75.6%	69.5%	70.3%

Average daily rate	$94.35	$90.16	$94.76	$91.77

All hotels (33 hotels) (b)

Hotel revenues	$86,366	$85,093	$247,282	$243,998

REVPAR	$69.92	$68.23	$65.96	$64.75

Occupancy	73.9%	75.4%	69.3%	70.3%

Average daily rate	$94.65	$90.53	$95.13	$92.09

Doubletree Portfolio (10 hotels)

Hotel revenues	$29,444	$29,535	$83,249	$84,232

REVPAR	$69.12	$68.22	$62.12	$62.29

Occupancy	79.0%	80.6%	72.4%	73.3%

Average daily rate	$87.53	$84.64	$85.81	$85.01

(a)	Includes hotels owned by Boykin in both periods.
(b)	Includes all hotels owned by Boykin at the end of the quarter including predecessors’ results.

BMC

Quarter Ended September 30, 2000 Compared to 1999

      For the quarter ended September 30, 2000, BMC’s hotel revenues increased 5.3%, to $71.9 million, compared to $68.3 million for the same period in 1999. The increase was primarily due to the addition of the Executive Plaza Hotel in which ChiBoy commenced operations at the end of August 1999.

      Percentage lease expense for the quarter ended September 30, 2000 increased 6.3%, to $22.8 million, compared to $21.4 million for the same period in 1999 due to the increase in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of room expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $49.2 million in the quarter ended September 30, 2000 compared to $45.8 million for the same period in 1999. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 68.4% in 2000 from 67.0% in 1999. Operating results for the third quarter of 2000 and 1999 contain the following differences:

•	a full quarter of Chicago Executive Plaza operating results in 2000 compared to thirty one days in 1999;

•	the third quarter of 2000 includes 79 days of operating results for the Cleveland Marriott East versus a full quarter for 1999; and

•	the third quarter of 2000 includes 13 days of operating results for 2000 for San Antonio and Southfield Doubletree compared to none in 1999.

      The combination of increased revenues with an increased in operating expenses, as a percentage of revenues, resulted in lower net income of $.6 million for the quarter ended September 30, 2000 compared to net income of $1.6 million in 1999.

Nine months ended September 30, 2000 Compared to 1999

      For the nine months ended September 30, 2000, BMC’s hotel revenues increased 6.9%, to $202.4 million, compared to $189.3 million for the same period in 1999. The increase was primarily due to the addition of the Executive Plaza Hotel in which ChiBoy commenced operations in August 1999. A drop in revenues of the Doubletree portfolio offset the increase in hotel revenues in 2000 compared to 1999.

      The percentage lease expense for the nine months ended September 30, 2000 increased 8.7%, to $61.5 million, compared to $56.6 million for the same period in 1999 due to the increase in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $140.2 million in the nine months ended September 30, 1999 compared to $131.9 million for the same period in 1999. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 69.3% in 2000 from 69.7% in 1999.

      BMC recorded net income of $2.4 million for the nine months ended September 30, 2000 compared to a net income of $2.3 million in 1999. The increase in net income is primarily due to increased revenue performance of the hotels in 2000 combined with expense efficiencies gained in higher volumes.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the percentage leases. The lessees’ obligations under the percentage leases are largely unsecured and the lessees’ ability to make rent payments to the Partnership under the percentage leases are substantially dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

      Westboy, LLC (“Westboy”), a wholly-owned subsidiary of BMC, leases the ten Doubletree-licensed hotels owned by OLP pursuant to a percentage lease agreement. The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Refer to Note 4 of the Notes to Consolidated Financial Statements of BMC included in this Form 10-Q for selected financial information related to Westboy. For the nine months ended September 30, 2000, Westboy recognized a net loss of $1.1 million and expects to remain in a loss position for the year ended December 31, 2000. In the opinion of management, Westboy should be able to continue making its percentage lease payments over the next twelve months. However, there can be no assurance that Westboy will be able to continue making percentage lease payments at the current rate over the long term. In addition, no assurance can be given that the new lease terms with Westboy, or any other party, after 2002 will be made at the current rate.

      As of September 30, 2000, we had $4.5 million of unrestricted cash and cash equivalents, and $6.8 million of restricted cash for the payment of capital expenditures, real estate tax and insurance. We had outstanding borrowings totaling $31.5 million and $282.4 million against our credit facility and term notes payable, respectively. In November 2000, we repaid $2.0 million on our line of credit, thus reducing our current outstanding borrowings to $29.5 million.

      In July 2000, we refinanced our $175 million credit facility with a new $100 million credit facility and a $108 million secured term loan. We currently have $29.5 million outstanding under the new credit facility, for which the unused amount is available to fund hotel acquisitions, renovations, capital expenditures, and working capital needs, as limited under terms of the credit agreements. For information relating to the terms of our new credit facility and our $130 million, $45 million and $108 million term notes payable, see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

      Our joint venture with AEW may also allow us to take advantage of acquisition opportunities in the lodging industry with private capital at a time when public equity financing is limited. The venture with AEW also allows us to receive fees and incentive returns based on the performance of assets we have acquired to date and may acquire in the future.

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

      Effective with our third quarter 2000 dividend, we reduced our quarterly dividend rate from $0.47 per share to $0.365. The reduced dividend rate will improve our liquidity by allowing us to retain additional funds for reinvestment. In this capital constrained environment, we believe it is critical to retain some cash to keep our properties in excellent competitive condition and to take advantage of high-yield internal growth opportunities. No assurance can be given that we will make distributions in the future at the current rate, or at all.

RECENT REIT LEGISLATION

      Congress recently enacted legislation that will dramatically change the tax rules applicable to hotel REITs. Effective in 2001, REITs will be able to operate certain businesses through a taxable REIT subsidiary (“TRS”), which in the past would have jeopardized their tax-free status. For hotel REITs, this means that starting in 2001, our hotel properties can be leased to a TRS we own, as long as the TRS hires an independent hotel operator to manage the properties.

      We are enthusiastic about this new legislation because we believe that it will allow us to better align the interests of our operators with our interests to better motivate our operators, and to potentially capture more of the income for our properties. Our Board of Directors has appointed a special committee to evaluate how a TRS could benefit our shareholders. We believe that we will be in a position to announce specific plans in 2001.

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

SEASONALITY

      Our hotels’ operations historically have been seasonal. Twenty-eight of our hotels maintain higher occupancy rates during the second and third quarters. The five hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases.

COMPETITION AND OTHER ECONOMIC FACTORS

     Our hotels are located in developed areas that contain other hotel properties. The future occupancy, ADR and REVPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area, specifically, reducing our percentage lease revenues. Because of competition from newly constructed hotels in certain markets, we have recently experienced lower than expected percentage lease revenues from our hotels in these markets and we expect this trend to continue for the remainder of 2000 and into 2001. Competition could also affect the quality and quantity of future investment opportunities, or our ability to sell existing properties.

      As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economies, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues and therefore percentage lease revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our new secured credit facility, our $45 million secured term loan, our $108 million term loan and our 43.75% share of Boykin Chicago’s $30 million term note payable.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. We also purchased interest protection on our new $108 million term note in July 2000 that caps the overall interest rate on this debt at no more than 10.25%. Approximately 41% and 44% of our outstanding debt was subject to variable rates at September 30, 2000 and December 31, 1999, respectively. The average interest rate of our variable rate debt was 9.0 % for the quarter ended September 30, 2000.

      We review interest rate exposure quarterly in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings, through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements , or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. Neither at December 31, 1999, nor currently are we a party to any forward interest rate or similar agreements. Other than an interest rate cap contract that exists under a loan agreement with Boykin Chicago and the new $108 million interest rate cap purchased in July 2000, we do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.5 million, based upon the balances outstanding on our variable rate instruments at September 30, 2000.

      We estimate that the current market rate that we could obtain for a debt instrument of similar terms and maturity as our $130 million 6.9% fixed rate term note would be approximately 9.0%.

      See Notes 5 and 6 to the consolidated financial statements for discussion of the terms of the secured credit facilities and the term notes payable.

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

(a) Incorporated by reference from Boykin’s Form 10-Q for the quarter ended September 30, 1999.

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

      You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions, changes in interest rates, changes in local or national supply and construction of new hotels, impact of changes in local or national economic conditions on the occupancy of our hotels, changes in profitability and margins and the financial condition or our lessees, and other similar variables. The information contained in this Form 10-Q and in the documents incorporated by reference herein and Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

/s/ Robert W. Boykin

November 13, 2000	Robert W. Boykin

Chairman of the Board,

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Paul A. O’Neil

November 13, 2000	Paul A. O’Neil

Chief Financial Officer and Treasurer

(Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank as rights agent

27	Financial Data Schedule

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended September 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.