Form 10-K
period 2000-12-31
BOYKIN LODGING CO
filed 2001-03-23
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2000	Commission file number 001-11975

Boykin Lodging Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1824586 (I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue, Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)

(216) 430-1200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 16, 2001, was approximately $196 million.

      As of March 16, 2001, the registrant had 17,163,735 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2001 into Part III, Items 10, 11, 12, and 13.

FORWARD LOOKING STATEMENTS

      This Form 10-K contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and the documents incorporated by reference herein and include statements regarding our intent, belief or current expectations or that of our directors or officers with respect to:

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

      You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions, changes in interest rates, changes in local or national supply and construction of new hotels, impact of changes in local or national economic conditions on the occupancy of our hotels, changes in profitability and margins and the financial condition of our lessees, and other similar variables. The information contained in this Form 10-K and in the documents incorporated by reference herein and Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

PART I

Item 1.  Business

(a)  General Development of Business

  About Boykin Lodging Company and Our Strategies

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that, as of March 16, 2001, owns interests in 32 hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

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

  Formation and Initial Public Offering

      Boykin Lodging Company was formed to continue and expand the 41-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties in which the Boykin Group held significant ownership interests, seven of which the Boykin Group has owned and managed since their opening. Boykin Lodging Company currently has a 92.1% ownership interest in and is the sole general partner of the Partnership.

  Major Events Since the IPO

•	Since the IPO, consistent with our strategies, we have acquired 25 hotels (including the ten-hotel portfolio discussed below) containing 7,231 guest rooms and disposed of one hotel containing 403 guest rooms, bringing the total number of hotels we have an ownership interest in to 33 hotels at December 31, 2000, with a total of 9,236 guest rooms.

•	In 1998, we completed a follow-on public equity offering of 4.5 million common shares, netting proceeds of approximately $106.3 million.

•	In 1998, we completed a merger with Red Lion Inns Limited Partnership, in which we acquired a portfolio of ten Doubletree-licensed hotels. In the transaction, we issued 3.1 million common shares and paid approximately $35.3 million in cash to the Red Lion partners. The total consideration value, including assumed liabilities of approximately $155.7 million and common shares issued valued at $80.3 million, was $271.3 million.

•	In 1999, we formed a joint venture with AEW Partners III, L.P. (“AEW”). The Boykin/AEW venture partnered with a private investor, forming Boykin Chicago, LLC (“Boykin Chicago”), in which Boykin/AEW has a 75% interest. Boykin Chicago purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois. In September 2000, we purchased the 25% ownership interest in Boykin Chicago from the private investor for $6.3 million, thereby increasing our total ownership percentage in the hotel from 18.75% to 43.75%.

•	In September 2000, we transferred ownership of our Cleveland Marriott East to Hilton Hotels Corporation (“Hilton”). In exchange, we obtained from Hilton a 239-suite Doubletree Guest Suites hotel in Southfield, Michigan and a 290-room Doubletree hotel in San Antonio, Texas. The transaction was accounted for as a like-kind exchange of similar assets with the net book value of the Beachwood hotel being carried forward and allocated as the cost basis of the Southfield and San Antonio hotels with no gain or loss recognized.

•	At December 31, 2000, we had $311.4 million of consolidated debt outstanding consisting of:

•	$29.5 million outstanding under our $100 million secured credit facility;
•	a $45 million term loan secured by three properties;
•	$128.9 outstanding under a $130 million term loan; and
•	a $108 million term loan secured by nine properties.

•	In January 2001, we sold our Daytona Beach Radisson resort for consideration of $12.5 million

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

  Boykin’s Hotel Portfolio

      Our hotel portfolio, as of March 16, 2001, includes 30 full-service hotels and two limited-service hotels, all of which compete in the upscale to moderate price segment of the hospitality market. For the year ended December 31, 2000, our hotels, on a same unit basis, had an average occupancy rate of 67.5%, an average daily rate (“ADR”) of $94.29 and revenue per available room (“REVPAR”) of $63.61. Refer to Item 2(a) “Hotel Properties” on page 10 for a listing of our hotels. Also refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 for a chart of hotel operating data for 2000 and 1999.

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

      2.  Capital Expenditure and Renovation Strategy

      We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes revenue growth under the percentage leases. Consistent with this strategy, we have made significant renovations at several of our hotels since our IPO. In 2000, 1999, and 1998 we spent $18.4 million, $22.1 million, and $32.5 million, respectively on renovations. This represented 6 percent, 7 percent, and 14 percent of 2000, 1999, and 1998 hotel revenues, respectively, significantly above the hotel industry standard of 4 percent.

      3.  Development, Expansion and Repositioning Strategy

      We may develop additional full-service or upscale limited-service hotels on land that we acquire in our current geographic markets or on land contiguous to our hotels. We believe that selective development of hotels in our existing geographic markets could enable us to take advantage of operating efficiencies to generate attractive returns on our investment. We may also expand our existing hotels and/or reposition under-performing hotels by changing the franchise brand affiliation.

      Since our IPO, we have reflagged/repositioned three hotels and expect to reposition our newly-acquired Southfield Doubletree Suites as an Embassy Suites after an approximate $5.5 million renovation in 2001. In the fall of 2001, we also expect to commence an approximate $12 million renovation of the Executive Plaza Hotel in Chicago, Illinois, which would reposition this property to the quality of a four-star hotel. We are currently evaluating a potential expansion opportunity at our Melbourne Beach Hilton, which, if we proceed, would commence in 2002.

      Over the past two years, we have perfected zoning rights to expand our Pink Shell Beach Resort by 33 rooms. If we proceed with the project, our plan is to demolish 59 cottage units, or about 28% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort. The plan is for the units in the new tower to be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. As with any renovation, the shorter-term effects may be a lower REVPAR and revenues, due to the demolition of the cottage units. We plan to make the decision to proceed with this project when we have pre-sold a significant portion of condominiums and, although we are very encouraged by the preliminary interest we have seen, we don’t expect to know that until late second quarter/early third quarter of 2001.

  B.  Acquisitions

      We believe that the upscale and moderate market segments of the hospitality industry will present attractive acquisition opportunities. Our acquisition strategy focuses on the following categories:

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

      We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from capital obtained from borrowings under our credit facility or other borrowings, from the proceeds of the sale of non-strategic hotels, from additional issuances of common shares or other securities and from cash flows from operations.

  C.  Strategic Alliances and Relationships

      Our strategic alliances and relationships fall into two primary areas:

•	Franchise Brand Strategy

•	Operator and Joint Venture Strategy

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

      2.  Operator and Joint Venture Strategy

      We lease our properties to established hotel operators pursuant to percentage lease agreements, which provide us with the greater of a base rental income or a percentage of revenues from operations.

      In selecting operators, we seek hotel managers with demonstrated full-service hotel expertise, a stable operating and financial performance history, an excellent reputation in the hospitality industry, an ability to introduce additional acquisition opportunities to us, and to lease additional hotels from us.

      The hotels in our portfolio are currently leased to and operated by the following entities:

Lessee	Number of Hotels		Operator

Boykin Management Company Limited Liability Company (“BMC”)	15	*	BMC

Westboy LLC (“Westboy”)	10		Hilton Hotel Corporation

MeriStar Hotel Company (“MeriStar”)	3		MeriStar

Davidson Hotel Company (“Davidson”)	1		Davidson

Outrigger Lodging Services (“Outrigger”)	1		Outrigger

ChiBoy, LLC (“ChiBoy”)	1		BMC

	31	*

*	One hotel is currently operated by us pursuant to a management agreement with a subsidiary of BMC. BMC leased 16 hotels from us at December 31, 2000. One hotel was sold on January 12, 2001.

  BMC, Westboy and ChiBoy

      Robert W. Boykin (our Chairman of the Board and Chief Executive Officer) and his brother, John E. Boykin, control BMC. Westboy and ChiBoy are wholly-owned subsidiaries of BMC that lease the ten Doubletree hotels and the Chicago Executive Plaza Hotel, respectively. BMC has continued the 41-year hotel operation and management business of the Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel properties. BMC currently manages 19 properties containing 4,851 guest rooms located throughout the United States, including 16 hotels leased from us, and one hotel operated by us.

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

      BMC and its owners, who have a substantial interest in the Partnership, have interests that conflict with our interests in connection with the structuring and enforcement of the percentage lease agreements and other agreements between us and BMC and in connection with activities that may maximize profits for BMC without necessarily benefiting us. We have implemented several measures, including those listed below, to align the interests of BMC and its owners with our interests and to address these conflicts of interest:

•	BMC’s owners have retained their equity interests in the Partnership;

•	Distributions from BMC and net proceeds of any sale of BMC (with certain limited exceptions) will be used to purchase units in the Partnership or our common shares, and half of BMC’s consolidated earnings will be retained in BMC and its subsidiaries to maintain their consolidated net worth at not less than 25% of the aggregate annual rent payments under BMC’s percentage lease agreements;

•	Our corporate charter documents require that our independent directors shall make all determinations to be made on behalf of Boykin Lodging Company with respect to the relationships or opportunities that represent a conflict of interest for any officer or director of Boykin Lodging Company as such;

•	Any affiliate of the Boykin Group will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging Company; and

•	Any change in control of BMC without our consent will constitute a default under BMC’s percentage lease agreements.

      BMC also has developed a deferred compensation plan for its corporate-level senior executives, under which the value of each award is based on the value of our common shares.

  Third Party Operator

      Hilton Hotel Corporation manages our portfolio of ten Doubletree hotels and has a long history of owning and operating upscale hotels.

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

      We currently have joint ventures formed with the following companies or their affiliates who operate, lease and share in the ownership of the following hotels:

		Boykin	Lessee
		Ownership	Ownership	Hotel Owned Under
Name of Joint Venture	Lessee/JV Partner	Percentage	Percentage	Joint Venture

BoyStar Ventures, L.P.	MeriStar	91%	9%	Holiday Inn Minneapolis West
Shawan Road Hotel Limited Partnership	Davidson	91%	9%	Marriott’s Hunt Valley Inn
Boykin San Diego, L.L.C.	Outrigger	91%	9%	Hampton Inn San Diego Airport/ Sea World
Boykin Kansas City, L.L.C.	MeriStar	80%	20%	Doubletree Kansas City

      MeriStar. MeriStar is a publicly traded hotel management company that manages hotels throughout the United States. MeriStar’s portfolio of full-service hotels under management includes both independent brands and a number of well-known franchised brands, including Hilton®, Sheraton®, Marriott®, Embassy Suites®, Westin® and Doubletree®. MeriStar also leases and operates our Pink Shell Beach Resort, which is owned 100% by the Partnership.

      Davidson. Davidson is a privately held national hotel management company located in Memphis, Tennessee. Davidson provides management, development, consulting and accounting expertise for the hospitality industry. Davidson operates hotels under franchise agreements with such franchisors as Marriott®, Embassy Suites®, Hilton®, Crowne Plaza®, Omni® and Holiday Inn®.

      Outrigger. Outrigger is a privately held hotel management company based in Encino, California. Outrigger has operated or currently operates a full range of hotel products, including Marriott®, Sheraton®, Hilton®, Residence Inn®, Holiday Inn®, Radisson®, and many limited service products. In addition to branded hotels, Outrigger operates upscale, boutique hotels.

  Terms of the Percentage Lease Agreements

      The following summary of the material terms of the percentage leases is qualified in its entirety by reference to the form of Percentage Lease, which was filed as an exhibit to our Registration Statement on Form S-11 (Registration Statement No. 333-6341, filed on June 19, 1996, as amended).

      The percentage lease agreements have the material terms described below:

•	Duration. Non-cancelable remaining terms ranging from less than one year to eight years, subject to earlier termination on the occurrence of certain contingencies described in the percentage leases. The majority of the percentage leases do not contain renewal terms and those with renewal options are subject to agreement between the parties regarding market terms.

•	Amounts Payable Under the Percentage Leases. Lessees are obligated to pay to Boykin:

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

•	Insurance and Property Taxes. We pay, or cause the lessee to pay, real estate and personal property taxes and maintain, or cause the lessee to maintain, property insurance, including casualty insurance, on our hotels. The lessee maintains comprehensive general public liability, workers’ compensation, 12-month rental interruption and any other insurance customary for properties similar to the hotel or required by any relevant franchisor and must have us named as an additional insured. We believe that the insurance coverage carried by each hotel is adequate in scope and amount.

•	Indemnification. The lessee indemnifies us against all liabilities, costs and expenses incurred by, imposed on or asserted against us, on account of, among other things:

—	accidents or injury to persons or property on or about the hotel;
—	negligence by the lessee or any of its agents;
—	certain environmental liabilities resulting from conditions existing at the time of the lease execution;
—	taxes and assessments in respect of the hotel (other than our real estate taxes and income taxes on income attributable to the hotel);
—	the sale or consumption of alcoholic beverages on the hotel property; and
—	any breach of the lease by the lessee.

•	Assignment and Subleasing. The lessee is not permitted to sublet all or any part of the hotel, assign its interest, or enter a management agreement with a third party to operate the hotel without our prior written consent.

•	Events of Default. Events of default include, among other things:

—	the failure by the lessee to pay minimum and percentage rent when due;

—	failure to observe or perform any other term of the lease;

—	termination of the franchise agreement covering any hotel leased to the lessee; and

—	with respect to BMC, any failure to comply with BMC’s covenants, as described on page 5. “BMC, Westboy and ChiBoy.”

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

      Our Board of Directors has appointed a special committee to evaluate how a TRS could benefit our shareholders. We believe that we will be in a position to announce specific plans later in 2001.

  Franchise Agreements

      Our hotels are operated under franchise license agreements with premier nationally recognized hotel chains, including:

  •  DoubleTree®
  •  Marriott®
  •  Radisson®
  •  Hilton®
  •  Holiday Inn®
  •  Quality Suites®
  •  Hampton Inns®

      Our French Lick Springs Resort in French Lick, Indiana operates as an independent hotel.

      We expect that most of the additional hotel properties that we acquire will be operated under franchise agreements. We believe that the public’s perception of quality associated with a franchisor can be an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

      The expiration dates for the hotels’ franchise agreements range from August 31, 2001 to September 18, 2020, which, in some cases, may be extended for additional terms. The franchise agreements generally impose certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchised operator must comply. Some of the key provisions of the franchise agreements include the following:

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

  Competition

      The principal methods of competition for each of our hotels are (i) brand affiliation, (ii) room rates, (iii) customer service, (iv) location, and (v) the condition and upkeep of each hotel in general and in relation to other hotels in its local market. We believe that we are well positioned in each category. We have affiliated with a network of high quality franchisors. We believe that our lessees emphasis on customer service and their strong and active “yield management” enables us to maximize revenues at each hotel. While new hotels in certain of our markets have caused us to experience lower than expected lease revenues from some of our hotels, our hotels are generally located in areas that generate demand such as airport hotels, major tourist locations, and major cities or business centers. We also believe our strong commitment to regular capital improvements, including the replacement and refurbishment of furniture, fixtures and equipment, helps improve our competitive position.

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

  Seasonality

      The operations at our hotels historically have been seasonal. Twenty-eight of the hotels maintain higher occupancy rates during the second and third quarters. Our four hotels in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease payments received under the percentage leases.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales

      All of our operations are conducted in the United States.

Item 2.  Properties

(a)  Hotel Properties

      On December 31, 2000, we owned interests in the following 33 hotel properties:

	Number
	of
Property	Rooms	Lessee	Location

Doubletree Portland, Lloyd Center	476	Westboy	Portland, OR

Doubletree Sacramento	448	Westboy	Sacramento, CA

Doubletree Omaha	413	Westboy	Omaha, NE

Doubletree Kansas City	388	MeriStar	Kansas City, MO

Doubletree Boise	304	Westboy	Boise, ID

Doubletree Colorado Springs	299	Westboy	Colorado Springs, CO

Doubletree Hotel San Antonio	290	BMC	San Antonio, TX

Doubletree Guest Suites Southfield	239	BMC	Southfield, MI

Doubletree Spokane Valley	237	Westboy	Spokane, WA

Doubletree Portland Downtown	235	Westboy	Portland, OR

Doubletree Springfield	234	Westboy	Springfield, OR

Doubletree Bellevue Center	208	Westboy	Bellevue, WA

Doubletree Yakima Valley	208	Westboy	Yakima, WA

Marriott’s Hunt Valley Inn	392	Davidson	Baltimore, MD

Cleveland Airport Marriott	375	BMC	Cleveland, OH

Buffalo Marriott	356	BMC	Buffalo, NY

Columbus North Marriott	300	BMC	Columbus, OH

Berkeley Marina Radisson	373	BMC	Berkeley, CA

Radisson Hotel Mt. Laurel	283	N/A*	Mt. Laurel, NJ

High Point Radisson	251	BMC	High Point, NC

Daytona Beach Radisson Resort**	206	BMC	Daytona Beach, FL

Radisson Inn Sanibel Gateway	157	BMC	Fort Myers, FL

Holiday Inn Minneapolis West	196	MeriStar	Minneapolis, MN

Holiday Inn Crabtree	176	BMC	Raleigh, NC

Lake Norman Holiday Inn	119	BMC	Charlotte, NC

Melbourne Hilton Oceanfront	118	BMC	Melbourne, FL

Knoxville Hilton	317	BMC	Knoxville, TN

Hampton Inn San Diego Airport/ Sea World	199	Outrigger	San Diego, CA

Lake Norman Hampton Inn	117	BMC	Charlotte, NC

Melbourne Quality Suites	208	BMC	Melbourne, FL

Pink Shell Beach Resort	208	MeriStar	Fort Myers, FL

French Lick Springs Resort	485	BMC	French Lick, IN

Executive Plaza Hotel	421	ChiBoy	Chicago, IL

	9,236

*	Effective February 1, 2000, we commenced operating the Radisson Hotel Mt. Laurel. We hired JerseyBoy, LLC, a wholly-owned subsidiary of BMC, to manage the hotel pursuant to a management agreement.

**	We sold the Daytona Beach Radisson Resort in January 2001.

(b)  Office Space

      Pursuant to a shared services and office space agreement, we paid BMC approximately $4,900 per month in 2000 for the right to use certain office space and receive certain related services.

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

      Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	51	Chairman of the Board and Chief Executive Officer
Richard C. Conti	50	President and Chief Operating Officer
Paul A. O’Neil	43	Chief Financial Officer and Treasurer
Mark L. Bishop	41	Senior Vice President — Development
Russ C. Valentine	55	Senior Vice President — Acquisitions
Andrew C. Alexander	37	Senior Vice President and General Counsel

      The following is a biographical summary of the business experience of our executive officers.

      Robert W. Boykin has served as our Chief Executive Officer since our formation. He served as the President and Chief Executive officer of Boykin Management Company from 1985 until November 1996. He served as Boykin Management Company’s Executive Vice President from 1981 until 1985.

      Richard C. Conti has served as our Chief Operating Officer since May 1998. In January 2001, Mr. Conti was promoted to President and Chief Operating Officer. Prior to joining us, Mr. Conti was a Principal and Director with Coopers & Lybrand L.L.P. Mr. Conti was responsible for Coopers & Lybrand L.L.P.’s hospitality consulting practice in the Midwest and has been involved in the hospitality industry for over 22 years. Mr. Conti has worked closely with many of the leaders in the industry and brings to us a wealth of industry knowledge and contacts.

      Paul A. O’Neil has served as our Chief Financial Officer since May 1998 and has been our Treasurer since 1997. Mr. O’Neil served as the Chief Financial Officer of Boykin Management Company from 1996 to 1997. He was the Treasurer of Boykin Management Company from 1994 to 1996. Prior to joining Boykin Management Company, he managed the Real Estate Services Group in Arthur Andersen L.L.P.’s, our current auditors, Cleveland office from 1990 to 1994.

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

      Andrew C. Alexander became our Vice President — Corporate Counsel in July 1997 and was promoted to Senior Vice President and General Counsel in June 1999. From July 1995 until July 1997, Mr. Alexander served as Vice President-Corporate Counsel of Renaissance Hotel Group, N.V., a publicly traded hotel company. From September 1989 until July 1995, Mr. Alexander was an attorney at the law firm of Calfee, Halter & Griswold, LLP.

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

PART II

Item 5.  Market for Registrant’s Common Shares and Related Shareholder Matters

(a)  Market Information

      Our common shares are traded on the New York Stock Exchange under the symbol “BOY.” The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

			Cash
	Price Range		Distributions
			Declared
	High	Low	Per Share

Year Ended December 31, 1999:

First Quarter	$14 5/16	$11 15/16	$0.47

Second Quarter	$15 13/16	$12 1/16	$0.47

Third Quarter	$15 5/16	$13 1/8	$0.47

Fourth Quarter	$13 7/16	$10 13/16	$0.47

Year Ended December 31, 2000:

First Quarter	$13 7/16	$10 15/16	$0.47

Second Quarter	$14 7/8	$11	$0.47

Third Quarter	$14 11/16	$ 9 9/16	$.365

Fourth Quarter	$10 7/16	$ 8 1/2	$.365

Year Ending December 31, 2001:

First Quarter (through March 16, 2001)	$8.50	$11.99	$.365

(b)  Shareholder Information

      As of March 16, 2001, there were 993 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 15,700 beneficial owners.

      In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c)  Dividend and Distribution Information

      The declaration and payment of future distributions is at the discretion of our Board of Directors and depends on, among other things, our receipt of cash distributions from the Partnership, our results of operations, level of indebtedness, any contractual restrictions, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, economic conditions and other factors considered relevant by our Board. The level of our cash distributions is determined by us in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs. There can be no assurance that we will make any such future distributions.

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

BOYKIN LODGING COMPANY

SELECTED HISTORICAL OPERATING AND FINANCIAL DATA

(amounts in thousands, except for per share data)

					Period From
					November 4
	Year Ended	Year Ended	Year Ended	Year Ended	To
	December 31,	December 31,	December 31,	December 31,	December 31,
	2000	1999	1998	1997	1996

OPERATING DATA:

Total revenues	$93,751	$86,159	$70,122	$38,266	$3,378

Real estate related depreciation and amortization	30,374	28,878	21,265	10,148	1,344

Property taxes, insurance, ground rent, general and other	21,509	16,126	12,158	7,577	1,070

Interest expense and amortization of deferred financing costs	25,533	21,408	14,498	3,107	123

Unrealized loss on carrying value of assets held for sale	7,000	—	—	—	—

Total expenses	84,416	66,412	47,921	20,832	2,537

Income before minority interest and extraordinary item	9,335	19,747	22,201	17,434	841

Minority interest	(919)	(1,625)	(2,059)	(2,210)	(40)

Income before extraordinary item	8,416	18,122	20,142	15,224	801

Extraordinary item — loss on early extinguishment of debt, net of minority interest	(686)	—	(1,138)	(882)	(4,908)

Net income (loss) applicable to common shares	$7,730	$18,122	$19,004	$14,342	$(4,107)

EARNINGS PER SHARE:

Net income (loss) per common share:

Basic	$.45	$1.06	$1.25	$1.51	$(.46)

Diluted	$.45	$1.06	$1.25	$1.49	$(.45)

Weighted average number of common shares outstanding:

Basic	17,137	17,063	15,252	9,523	8,981

Diluted	17,305	17,127	15,252	9,595	9,036

OTHER DATA:

Funds from operations(1)	$46,005	$48,189	$42,805	$27,381	$2,185

Net cash provided by operating activities	$43,400	$51,795	$39,960	$29,477	$329

Net cash used for investing activities	$(23,515)	$(26,480)	$(299,784)	$(110,554)	$(1,824)

Net cash (used for) provided by financing activities	$(19,681)	$(26,987)	$263,612	$61,570	$22,857

Dividends declared	$28,889	$32,260	$30,685	$17,150	$2,700

Weighted average number of common shares and units outstanding:

Basic	18,428	18,354	16,549	10,883	10,359

Diluted	18,596	18,418	16,549	10,905	10,359

	2000	1999	1998

HISTORICAL BALANCE SHEET DATA:

Investment in hotel properties, net	$565,224	$584,875	$595,132

Total assets	600,593	606,103	615,062

Total debt	311,440	294,000	286,000

Minority interest	16,750	18,263	22,961

Shareholders’ equity	253,266	273,730	286,216

(1)	The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines funds from operations (“FFO”) as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.

We compute FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO (in thousands):

	2000	1999	1998	1997	1996

Net income (loss)	$7,730	$18,122	$19,004	$14,342	$(4,107)

Real estate related depreciation and Amortization	30,374	28,878	21,265	10,148	1,344

Minority interest	919	1,625	2,059	2,210	40

Gain on property insurance recovery	(407)	—	—	—	—

Unrealized loss on carrying value of assets held for disposition	7,000	—	—	—	—

Extraordinary item	686	—	1,138	882	4,908

Equity in income of unconsolidated joint venture	(68)	(23)	—	—	—

FFO adjustment related to joint ventures	(229)	(413)	(661)	(201)	—

Funds from operations	$46,005	$48,189	$42,805	$27,381	$2,185

INITIAL HOTELS

SELECTED COMBINED HISTORICAL FINANCIAL DATA

(amounts in thousands)

January 1,
1996 to
November 3,
1996(A)

OPERATING DATA:

Room revenue	$51,627

Food and beverage revenue	20,062

Other revenue	4,148

Total revenues	75,837

Departmental and other expenses	52,367

Real estate and personal property taxes, insurance and ground rent	3,228

Depreciation and amortization	6,308

Interest expense	13,430

Gain on property insurance recovery	(32)

Income before extraordinary item	536

Extraordinary item — loss on early extinguishment of debt	(1,315)

Net loss	$(779)

(A)	On February 8, 1996, the Lake Norman Holiday Inn and Lake Norman Hampton Inn were acquired by a Boykin Affiliate. The acquisition was accounted for as a purchase and, accordingly, the operating results of the Holiday Inn and Hampton Inn have been included in the above operating data commencing February 8, 1996.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY

SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA

(amounts in thousands)

				(Unaudited)
				Pro Forma Year Ended
	Historical Year Ended December 31,			December 31,

	2000	1999	1998	1999	1998

OPERATING DATA:

Room revenue	$173,765	$160,528	$148,643	$170,282	$164,103

Food and beverage revenue	76,731	75,140	71,925	76,370	74,419

Other hotel revenue	16,230	16,753	15,085	17,283	15,978

Total hotel revenues	266,726	252,421	235,653	263,935	254,500

Other revenue	2,690	2,670	2,407	2,670	2,407

Total revenues	269,416	255,091	238,060	266,605	256,907

Operating expenses	187,166	178,602	170,162	184,906	180,267

Cost of goods sold of non-hotel operations	248	517	427	517	427

Percentage lease expense	78,819	73,289	67,424	77,665	74,189

Total expenses	266,233	252,408	238,013	263,088	254,883

Net income	$3,183	$2,683	$47	$3,517	$2,024

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boykin’s Formation and Significant Events

      We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties. Boykin Lodging Company currently has a 92.1% ownership interest in, is the sole general partner of and does all its business through the Partnership. Since the IPO, we have acquired 25 hotels (including the ten-hotel portfolio discussed below) by raising capital through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

•	In 1998, we raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares.

•	In the same year, we acquired a portfolio of ten Doubletree-licensed hotels through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, we issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.

•	At the end of 2000, we had $311.4 million of debt outstanding under various debt instruments.

•	We currently have strategic alliances with three hotel operators and own four hotels with them through joint venture structures. In 1999, we also formed a joint venture with AEW Partners III, L.P. (“AEW”) and, through that joint venture, we purchased a hotel located in downtown Chicago.

      At the end of 2000, we owned interests in 33 hotels containing a total of 9,236 guest rooms located in 19 different states. We sold one hotel in January 2001. Our principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. The lessees’ ability to make payments to us pursuant to the percentage leases is dependent primarily upon the operations of the hotels.

RESULTS OF OPERATIONS

      The following discusses our results of operations for 2000 compared to 1999 and 1999 compared to 1998. Because the rent we collect from BMC and its subsidiaries constitutes a significant portion of our lease revenues, we believe that a discussion of the historical and pro forma operations of BMC is also important to understand our business. The pro forma information of BMC is presented as if our March 1998 acquisitions of two hotels leased by BMC and our August 1999 acquisition of the Executive Plaza Hotel leased by ChiBoy, a wholly-owned subsidiary of BMC, were consummated as of January 1, 1998.

Boykin Lodging Company

   Results of Operations Year Ended December 31, 2000 Compared to Year Ended 1999

      Our percentage lease revenue increased to $85.9 million in 2000 from $85.3 million in 1999. This increase was due to increased percentage lease revenues from our lessees of $2.4 million, offset by a $1.8 million decrease in percentage lease revenue attributable to our foreclosure of the Radisson Hotel Mt. Laurel lease in February 2000 from the prior lessee. Instead of percentage lease revenues, the hotel’s revenues of $6.7 million and hotel operating expenses of $5.4 million are reflected in the results of operations in 2000. The overall impact of the foreclosure was a decrease in net income of $.7 million in 2000. Percentage lease revenue payable by BMC is $71.9 million, or 83.7% of total percentage lease revenue in 2000, compared to $70.9 million, or 83.1% of percentage lease revenues 1999.

      The main driver of our percentage lease revenues is the hotel’s revenues, which are driven by ADR, occupancy, and REVPAR. During 2000, the ADR at our comparable hotels (including the Executive Plaza Hotel acquired in 1999 but not consolidated in Boykin’s results of operations) increased to $94.29 compared to $91.23 in 1999. The weighted average occupancy decreased to 67.5% from 68.3% in 1999. This resulted in a 2.1% increase in REVPAR to $63.61 in 2000, compared to $62.32 in 1999. The following table sets forth the pro forma operating data of the hotels owned by us as of December 31, 2000, without regard to when we acquired the hotels.

	ADR		Occupancy		REVPAR

	2000	1999	2000	1999	2000	1999

All Comparable Hotels (31 Properties) (a)	$94.29	$91.23	67.5%	68.3%	$63.61	$62.32

All Hotels (33 Properties) (b)	$94.66	$91.55	67.3%	68.4%	$63.75	$62.59

Doubletree Portfolio (10 properties)	$85.41	$84.26	70.3%	70.9%	$60.02	$59.70

(a)	Includes hotels we owned in both periods.

(b)	Includes all hotels we owned at the end of 2000, including predecessors’ results.

No assurance can be given that the trends reflected in this data applicable to the hotels will continue or that ADR, occupancy, and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

      Income before minority interests and extraordinary item decreased from $19.7 million in 1999 to $9.3 million in 2000. As a percent of total revenues, income before minority interests and extraordinary item decreased to 10.0% in 2000 from 22.9% in 1999, primarily resulting from:

•	a $7.0 million charge for unrealized losses on the carrying value of certain Doubletree hotels held for sale;

•	an increase in interest expense to $24.3 million in 2000, or 25.9% of total revenues, compared to $20.6 million, or 23.9%, in 1999, primarily due to higher interest rates and an increase in the average outstanding debt balances in 2000; and

•	an increase in real estate related depreciation and amortization, as a percent of percentage lease revenue, to 35.4% in 2000 from 33.9% in 1999

      Increased capital expenditures from renovations increased depreciation expense in 2000 over 1999. Higher interest rates on our variable rate debt, which increased to approximately 8.4% in 2000 from 7.0% in 1999, along with higher average outstanding debt balances, caused interest expense to increase over 1999.

      Net income was $7.7 million in 2000 compared to $18.1 million in 1999. As a percent of total revenue, net income decreased from 21.0% in 1999 to 8.2% in 2000. Minority interest applicable to the operating partnership and joint venture partnerships included in income before extraordinary item was $.9 million in 2000, or 1% of total revenues, compared to $1.6 million, or 1.9% in 1999. The extraordinary loss (net of minority interest of $59) of $686 in 2000 represented the write-off of deferred financing costs associated with our former line of credit which was replaced in the third quarter of 2000.

      Our FFO in 2000 was $46.0 million compared to $48.2 million in 1999. For a definition of FFO, reconciliation of net income to FFO and discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, please see Item 6. “Selected Financial Data” on page 15.

   Results of Operations Year Ended December 31, 1999 Compared to Year Ended 1998

      Our percentage lease revenue increased to $85.3 million in 1999 from $69.7 million in 1998, primarily because we had a full year of results of operations in 1999 for the 14 hotels we acquired in 1998, as well as increased percentage lease revenues in 1999 from hotels that underwent significant renovations in 1998. Percentage lease revenue payable by BMC represented $70.9 million, or 83.1% of total percentage lease revenue in 1999, compared to 81.3% in 1998. The increase in the amount of 1999 percentage lease revenues from BMC is attributable to a full year of lease payments in 1999 for the ten Doubletree Hotels acquired in May 1998, which are leased to a subsidiary of BMC. Acquisition and asset management fees related to our acquisition of the Executive Plaza Hotel through our new venture with AEW caused interest and other income to increase to $.9 million in 1999 from $.4 million in 1998.

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

BMC

   Actual Results of Operations Year Ended December 31, 2000 Compared to Year Ended 1999

      For the year ended December 31, 2000, BMC had hotel revenues of $266.7 million compared to $252.4 million in 1999. The increase was primarily due to the addition of the Executive Plaza Hotel in which ChiBoy commenced operations at the end of August 1999.

      Percentage lease expense during 2000 was $78.8 million, or 29.5% of hotel revenues, compared to $73.3 million, or 29.0% of hotel revenues, in 1999. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels, were $187.2 million in 2000 compared to $178.6 million in 1999. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased to 70.2% in 2000 from 70.7% in 1999, because of increases in hotel revenues at a higher rate relative to increased expenses incurred.

   Actual Results of Operations Year Ended December 31, 1999 Compared to Year Ended 1998

      For the year ended December 31, 1999, BMC had hotel revenues of $252.4 million compared to $235.7 million in 1998. The increase was due to the commencement of the Executive Plaza Hotel lease in August 1999, a full year of results in 1999 for two hotel leases that commenced in March 1998, and an increase in 1999 revenue at hotels that underwent significant renovations in 1998. BMC recorded net income of $2.7 million in 1999 compared to $47,000 in 1998.

      Percentage lease expense during 1999 was $73.3 million, or 29.0% of hotel revenues, compared to $67.4 million, or 28.6% of hotel revenues, in 1998. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels were $178.6 million in 1999 compared to $170.2 million in 1998. As a percent of hotel revenues, the departmental and other hotel operating expenses decreased from 72.2% in 1998 to 70.7% in 1999, because of increases in hotel revenues at a higher rate relative to increased expenses incurred.

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

Liquidity and Capital Resources

      Our primary source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the percentage leases. The lessees’ obligations under the percentage leases are largely unsecured and the lessees’ ability to make rent payments to the Partnership under the percentage leases are substantially dependent upon the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

      Westboy, LLC (“Westboy”), a wholly-owned subsidiary of BMC, leases the ten Doubletree-licensed hotels owned by and Red Lion Inns Operating L.P. (“OLP”) pursuant to a percentage lease agreement. The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Refer to Note 4 of the Notes to Consolidated Financial Statements of BMC included in this Form 10-K for selected financial information related to Westboy. For the year ended December 31, 2000, Westboy recognized a net loss of $1.2 million. In the opinion of management, Westboy should be able to continue making its percentage lease payments over the next twelve months. However, there can be no assurance that Westboy will be able to continue making percentage lease payments at the current rate over the long term. In addition, no assurance can be given that the new lease terms with Westboy, or any other party, after 2002 will be made at the current rate.

      As of December 31, 2000, we had $4.2 million of unrestricted cash and cash equivalents, and $7.0 million of restricted cash for the payment of capital expenditures, real estate tax and insurance. We had outstanding borrowings totaling $29.5 million and $281.9 million against our credit facility and term notes payable, respectively. In January and February 2001, we repaid a net $8.5 million on our line of credit, thus reducing our current outstanding borrowings to $21.0 million.

      In July 2000, we refinanced our $175 million credit facility with a new $100 million credit facility and a $108 million secured term loan. We currently have $21.0 million outstanding under the new credit facility, with the unused amount available to fund hotel acquisitions, renovations, capital expenditures, and working capital needs, as limited under terms of the credit agreements. For information relating to the terms of our new credit facility and our $130 million, $45 million and $108 million term notes payable, see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-K. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

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

      Effective with our third quarter 2000 dividend, we reduced our quarterly dividend rate from $0.47 to $0.365 per share. The reduced dividend rate may improve our liquidity by allowing us to retain additional funds for reinvestment. In this capital constrained environment, we believe it is critical to retain some cash to keep our properties in excellent competitive condition and to take advantage of high-yield internal growth opportunities. No assurance can be given that we will make distributions in the future at the current rate, or at all.

      In 2001, we expect to spend approximately $20 million in renovations at our hotels, excluding the Pink Shell and Chicago Executive Plaza projects discussed below. This includes renovating the guestrooms and public space at our newly-acquired Doubletree Guest Suites in Southfield, Michigan at a cost of approximately $5.5 million, which will be reflagged as an Embassy Suites. It also includes completing guestroom renovations at our Berkeley Marina Radisson, Hunt Valley Marriott and Columbus Marriott. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund our 2001 renovations.

      Over the past two years, we have perfected zoning rights to expand our Pink Shell Beach Resort by 33 rooms. If we proceed with the project, our plan is to demolish 59 cottage units, or about 28% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort and sell these units as condos, with the expectation that the condo owners would put their unused room nights back to the resort. We would to use our line of credit to fund the approximate mid-$20 million project cost, and use the proceeds from the condo sales to pay back the line of credit. We would also expect to reap a significant gain on the sale of the condos, and ultimately increase our bottom line at the resort. As with any renovation, the shorter-term effects may be a lower REVPAR and revenues, due to the demolition of the cottage units. We plan to make the decision to proceed with this project when we have pre-sold a significant portion of condos and, although we are very encouraged by the preliminary interest we have seen, we don’t expect to know that until late second quarter/early third quarter of 2001.

      In the fall of 2001, we expect to commence the renovation of the Executive Plaza Hotel in Chicago, Illinois, of which we would provide approximately $3 million of equity funding utilizing availability under our line of credit.

Inflation

      Our revenues are from percentage leases, which can change based on changes in the revenues of our hotels, as well as from CPI adjustments in the percentage lease rent formulas which are adjusted each year accordingly with the CPI. Therefore, we rely entirely on the performance of the hotels and the lessees’ ability to increase revenues to keep pace with inflation. Operators of hotels in general, and our lessees, can change room rates quickly, but competitive pressures may limit the lessees’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

Seasonality

      Our hotels’ operations historically have been seasonal. Twenty-eight of our hotels maintain higher occupancy rates during the second and third quarters. The four currently owned hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease payments received under the percentage leases. To the extent that cash flow from operations is insufficient to make distributions during any quarter because of temporary or seasonal fluctuations in percentage lease revenue, we expect to utilize cash on hand or borrowings to make those distributions. No assurance can be given that we will make distributions in the future at the current rate, or at all.

Competition and Other Economic Factors

      Our hotels are located in developed areas that contain other hotel properties. The future occupancy, ADR and REVPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area, specifically, reducing our percentage lease revenues. Because of competition from newly constructed hotels in certain markets, we have recently experienced lower than expected percentage lease revenues from our hotels in these markets and we expect this trend to continue into 2001. Competition could also affect the quality and quantity of future investment opportunities, or our ability to sell existing properties.

      As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economics, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues and therefore percentage lease revenues.

New Accounting Pronouncements

      Effective January 1, 2001 we will adopt the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. This statement requires companies to carry all derivative instruments including embedded derivatives in the balance sheet at fair value. See Footnote 2 to the Consolidated Financial Statements for further information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our new $100 million secured credit facility, our $45 million secured term loan, our $108 million term loan and our 43.75% share of Boykin Chicago’s $30 million term note payable.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at no more than 7.32%. Based on the new interest protection, approximately 68% of our outstanding debt at December 31, 2000 is fixed-rate in nature, compared with 44% at the end of 1999. The weighted average interest rate of our variable rate debt was 8.4% for the year ended December 31, 2000.

      We review interest rate exposure quarterly in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings, through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. Other than the interest protection agreement discussed above, we do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.2 million, based upon the balances outstanding on our variable rate instruments at December 31, 2000.

Item 8.  Consolidated Financial Statements and Supplemental Data

      See Index to the Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 31, 2001, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 31, 2001.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the information under the heading “Transactions with Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 31, 2001.

BOYKIN LODGING COMPANY

AS OF DECEMBER 31, 2000 AND 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of

Boykin Lodging Company:

      We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of Boykin Lodging Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

February 9, 2001.

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2000 AND 1999

(dollar amounts in thousands)

	2000	1999

ASSETS

Investment in hotel properties, net	$565,224	$584,875

Cash and cash equivalents	4,175	3,971

Rent receivable from lessees:

Related party lessees	4,632	4,280

Third party lessees	652	430

Deferred expenses, net	6,200	3,660

Restricted cash	7,034	3,572

Investment in unconsolidated joint ventures	10,291	4,369

Other assets	2,385	946

	$600,593	$606,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$29,500	$119,000

Term notes payable	281,940	175,000

Accounts payable and accrued expenses	9,533	8,799

Dividends/distributions payable	6,791	8,700

Due to lessees:

Related party lessees	2,056	796

Third party lessees	757	1,815

Minority interest in joint ventures	8,071	7,755

Minority interest in operating partnership	8,679	10,508

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,146,938 and 17,106,242 shares outstanding at December 31, 2000 and 1999, respectively	—	—

Additional paid-in capital	311,493	310,396

Distributions in excess of income	(56,593)	(35,434)

Unearned compensation — restricted shares	(1,634)	(1,232)

Total shareholders’ equity	253,266	273,730

	$600,593	$606,103

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(amounts in thousands, except for per share data)

	2000	1999	1998

Revenues:

Lease revenue from related party	$71,922	$70,884	$56,708

Other lease revenue	13,932	14,418	13,039

Other hotel revenue	6,735	—	—

Interest and other income	1,162	857	375

	93,751	86,159	70,122

Expenses:

Real estate related depreciation and amortization	30,374	28,878	21,265

Real estate and personal property taxes, insurance and ground rent	10,714	10,444	8,413

General and administrative	5,849	5,705	3,745

Expenses related to hotel operations	5,421	—	—

Interest expense	24,291	20,610	13,905

Amortization of deferred financing costs	1,242	798	593

Gain on property insurance recovery	(407)	—	—

Unrealized loss on carrying value of assets held for sale	7,000	—	—

	84,484	66,435	47,921

Equity in income of unconsolidated joint ventures	68	23	—

Income before minority interests and extraordinary item	9,335	19,747	22,201

Minority interest in joint ventures	(534)	(399)	(461)

Minority interest in operating partnership	(385)	(1,226)	(1,598)

Income before extraordinary item	8,416	18,122	20,142

Extraordinary item — loss on early extinguishments of debt, net of minority interest of $59 in 2000 and $110 in 1998, respectively	(686)	—	(1,138)

Net income applicable to common shares	$7,730	$18,122	$19,004

Earnings per share before extraordinary item:

Basic	$.49	$1.06	$1.32

Diluted	$.49	$1.06	$1.32

Earnings per share:

Basic	$.45	$1.06	$1.25

Diluted	$.45	$1.06	$1.25

Weighted average number of common shares outstanding:

Basic	17,137	17,063	15,252

Diluted	17,305	17,127	15,252

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(dollar amounts in thousands)

		Additional	Distributions
	Common	Paid-In	In Excess of	Unearned
	Shares	Capital	Income	Compensation	Total

Balance at December 31, 1997	9,542,251	$124,430	$(9,615)	$—	$114,815

Issuance of common shares, net of offering expenses of $8,058	7,616,610	184,912	—	—	184,912

Common share purchases for Treasury	(114,500)	(1,830)	—	—	(1,830)

Dividends declared — $1.88 per common share	—	—	(30,685)	—	(30,685)

Net income	—	—	19,004	—	19,004

Balance at December 31, 1998	17,044,361	307,512	(21,296)	—	286,216

Issuance of common shares, net of offering expenses of $35	61,881	2,384	—	(1,584)	800

Issuance of share warrant	—	500	—	—	500

Dividends declared — $1.88 per common share	—	—	(32,260)	—	(32,260)

Amortization of unearned Compensation	—	—	—	52	352

Net income	—	—	18,122	—	18,122

Balance at December 31, 1999	17,106,242	310,396	(35,434)	(1,232)	$273,730

Issuance of common shares, net of offering expenses of $31	40,696	1,097	—	(865)	232

Dividends declared — $1.67 per common share	—	—	(28,889)	—	(28,889)

Amortization of unearned compensation	—	—	—	463	463

Net income			7,730	—	7,730

Balance at December 31, 2000	17,146,938	$311,493	$(56,593)	$(1,634)	$253,266

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(amounts in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net income	$7,730	$18,122	$19,004
Adjustments to reconcile net income to net cash flow provided by operating activities —

Extraordinary item — noncash loss on early extinguishment of debt	686	—	1,138

Gain on property insurance recovery	(407)	—	—

Unrealized loss on carrying value of assets held for sale	7,000	—	—

Depreciation and amortization	31,616	29,676	21,858

Amortization of unearned compensation	463	352	—

Equity in income of unconsolidated joint ventures	(68)	(23)	—

Minority interests	919	1,625	2,059
Changes in assets and liabilities —

Rent receivable	(574)	585	(2,589)

Other assets	(1,439)	557	370

Restricted cash	(3,462)	758	(4,330)

Accounts payable and accrued expenses	734	2,278	837

Due to lessees	202	(2,135)	1,613

Net cash flow provided by operating activities	43,400	51,795	39,960

Cash flows from investing activities:

Acquisitions of hotel properties, net of joint venture partner contribution	—	—	(76,288)

Acquisition of Red Lion Inns Operating L.P., net of common shares issued of $80,333 and cash acquired of $11	—	—	(191,004)

Investment in unconsolidated joint ventures	(6,270)	(4,346)	—

Improvements and additions to hotel properties, net	(18,431)	(22,134)	(32,492)

Net proceeds from property insurance recovery	1,186	—	—

Net cash flow used for investing activities	(23,515)	(26,480)	(299,784)

Cash flows from financing activities:

Payments of dividends and distributions	(32,954)	(34,606)	(29,388)

Borrowings against credit facility	29,500	8,000	161,000

Repayment of borrowings against credit facility	(119,000)	(45,000)	(96,750)

Term note borrowings	108,000	45,000	130,000

Repayment of term note	(1,060)	—	—

Payment of deferred financing costs	(4,588)	(1,360)	(2,975)

Net proceeds from issuance of common shares	232	800	104,579

Proceeds from issuance of share warrant	—	500	—

Distributions to joint venture minority interest partners, net	(217)	(323)	(57)

Distributions received from unconsolidated joint ventures	406	—	—

Cash payments for redemption of certain limited partnership interests	—	—	(967)

Cash payment for common share purchases	—	—	(1,830)

Net cash flow (used for) provided by financing activities	(19,681)	(26,987)	263,612

Net change in cash and cash equivalents	$204	$(1,672)	$3,788

Cash and cash equivalents, beginning of period	3,971	5,643	1,855

Cash and cash equivalents, end of period	$4,175	$3,971	$5,643

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

(dollar amounts in thousands except per share data)

1.  Background:

      Boykin Lodging Company (“Boykin”) is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of December 31, 2000, Boykin owned interests in 33 hotels containing a total of 9,236 guestrooms located in nineteen states.

      Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels. As of December 31, 2000, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries leased and/or managed 28 of the 33 hotels in which Boykin has ownership interests. Since a significant portion of Boykin’s revenue is received from BMC and its subsidiaries, the financial statements and footnotes of BMC and its subsidiaries, contained within this Form 10-K should be read in conjunction with Boykin’s financial statements and footnotes.

  Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”) and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to BMC. BMC is owned by Robert W. Boykin, Chairman, and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). Boykin Lodging Company currently has a 92.1% ownership interest in, is the sole general partner of and does all its business through the Partnership.

      Since the IPO, Boykin has acquired 25 hotels by raising capital through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations. In 1998, Boykin raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares. In the same year, Boykin acquired Red Lion Inns Operating L.P. (“OLP”), which owns a portfolio of ten Doubletree-licensed hotels, through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, Boykin issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.

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

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

interest in the hotel. The hotel is managed by a wholly-owned subsidiary of BMC pursuant to a management agreement. The elimination of Radisson’s minority interest in the hotel was accounted for as a $3,573 reduction in the value of the building as of December 31, 1999.

  Unconsolidated Joint Ventures

      In February 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin, which has a 25% ownership interest in the joint venture, formed the joint venture with AEW to take advantage of acquisition opportunities in the lodging industry. In August 1999, the Boykin/ AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, LLC, which purchased a hotel in downtown Chicago with a private investor. In 2000, Boykin purchased the 25% ownership interest in Boykin Chicago, LLC from the private investor for $6.3 million, thereby increasing Boykin’s total ownership percentage in the hotel from 18.75% to 43.75%.

      Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method. Refer to Note 9 for further discussion of the Boykin/ AEW joint venture.

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

2.  Summary of Significant Accounting Policies:

  Investment in Hotel Properties

      Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 10 to 35 years for buildings and improvements and 3 to 20 years for furniture and equipment.

      Investment in hotel properties as of December 31, 2000 and 1999 consists of the following:

	2000	1999

Land	$55,532	$55,532

Buildings and improvements	529,233	522,916

Furniture and equipment	69,654	65,710

Construction in progress	1,631	2,274

	656,050	646,432

Less - Accumulated depreciation	(90,826)	(61,557)

	$565,224	$584,875

      The thirty-three hotel properties owned by Boykin at December 31, 2000 are located in nineteen states and are subject to percentage leases as described in Note 11.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Boykin reviews the hotel properties for impairment when events or changes in circumstances indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss would be recognized. In 2000, Boykin recorded a $7,000 charge for an unrealized loss on the asset carrying value of two Doubletree hotels that Boykin held for sale at December 31, 2000. Boykin does not believe that there are any factors or circumstances indicating impairment of any other of its investment in hotel properties.

      As of December 31, 2000, Boykin had a total of four hotels held for sale, including three Doubletrees in the State of Washington and the Daytona Beach Radisson Resort. The carrying values of these assets as of December 31, 2000 were as follows:

Land	$5,556

Buildings and improvements	37,974

Furniture and equipment	5,235

48,765

Less - Accumulated depreciation	(12,976)

$35,789

      Boykin sold the Daytona Beach Radisson Resort in January 2001 for $12,500 and will recognize a gain in the first quarter of 2001. Boykin anticipates that if a sale of the Doubletree hotels were to occur, it will close later in 2001.

  Cash and Cash Equivalents

      Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

  Deferred Expenses

      Included in deferred expenses at December 31, 2000 and 1999 are the following:

	2000	1999

Financing costs	$6,938	$4,335

Franchise fees	652	652

	7,590	4,987

Accumulated amortization	(1,390)	(1,327)

	$6,200	$3,660

      Deferred financing costs are being amortized over the terms of the related debt agreements. Accumulated amortization at December 31, 2000 and 1999 was $1,163 and $1,161, respectively.

      Deferred franchise fees are being amortized on a straight-line basis over the terms of related franchise agreements. Accumulated amortization at December 31, 2000 and 1999 was $227 and $166, respectively.

  Restricted Cash

      Restricted cash consists of cash held in escrow reserves under the terms of the term notes payable discussed in Note 6. These reserves relate to the payment of capital expenditures, insurance, and real estate taxes.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Dividends/ Distributions

      Boykin pays dividends which are dependent upon the receipt of distributions from the Partnership.

  Revenue Recognition

      Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases and on an interim basis in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” Under the provisions of SAB 101, which Boykin adopted in the fourth quarter of 2000, a portion of Boykin’s percentage lease revenues, which historically were recognized in the first, second, and third quarters, are deferred and recognized in the fourth quarter. The adoption of SAB 101 impacts the interim reporting of revenues related to Boykin’s leases, but has no impact on its interim cash flow or year-end results of operations. Boykin restated its 2000 quarterly results to conform with SAB 101 (Note 18).

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

      Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation. For federal income tax purposes, dividends to shareholders applicable to 2000, 1999 and 1998 operating results represented the following allocations of ordinary taxable income and return of capital:

Year	Ordinary Income	Return of Capital	Total

2000	75.6%	24.4%	100%
1999	77.9%	22.1%	100%
1998	100.0%	0.0%	100%

  Earnings Per Share

      Boykin follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Boykin’s basic and diluted earnings per share for the years ended 2000, 1999 and 1998 are as follows:

	2000	1999	1998

Basic:

Income before extraordinary item	$.49	$1.06	$1.32

Extraordinary item	(.04)	—	(.07)

Net income	$.45	$1.06	$1.25

Diluted:

Income before extraordinary item	$.49	$1.06	$1.32

Extraordinary item	(.04)	—	(.07)

Net income	$.45	$1.06	$1.25

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic earnings per share was 17,137,000, 17,063,000, and 15,252,000 for the years ended December 31, 2000, 1999 and 1998. For 2000 and 1999, diluted per share amounts reflect incremental common shares outstanding of 168,000 and 64,000 related to unexercised share options and unvested restricted share grants as of December 31, 2000 and 1999, respectively. There were no dilutive share options or unvested restricted share grants outstanding at December 31, 1998. There are no adjustments to the reported amounts of income in computing diluted per share amounts.

  Partnership Units

      At December 31, 2000 and 1999, a total of 1,291,000 limited partnership units (Note 8) were issued and outstanding. The weighted average number of limited partnership units outstanding for the periods ended December 31, 2000, 1999 and 1998 were 1,291,000, 1,291,000, and 1,297,000 respectively. The weighted average number of diluted common shares and limited partnership units for the periods ended December 31, 2000, 1999 and 1998 were 18,596,000, 18,418,000 and 16,549,000, respectively.

  Fair Value of Financial Instruments

      Fair value is determined by using available market information and appropriate valuation methodologies. Boykin’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, the term notes payable and interest rate protection instruments.

      Cash, cash equivalents, restricted cash and rent receivable due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 5), and the $45,000 term note payable (Note 6) bear interest at variable market rates, carrying value approximates market value at December 31, 2000.

      At December 31, 2000, the estimated fair value of the $130,000 term note payable (Note 6) was approximately $115,000, assuming a rate on the term note of 8.25%. The estimated fair value is based on the discounted value of contracted cash flows estimated using rates currently offered for debt with similar terms and maturities.

      In July 2000, Boykin entered into an interest rate protection agreement, which was purchased in order to cap a portion of Boykin’s floating rate debt at an overall interest rate of no more than 10.25%. As of December 31, 2000, the estimated fair value of the interest rate cap was $66. Effective January 1, 2001, Boykin will adopt the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. This is typically accomplished using an interest rate swap or cap. For financial reporting purposes, the change in market value of the effective portion of the hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings.

      The impact of adopting SFAS No. 133 in January 2001 will cause Boykin to record an unrealized loss of $405 related to its existing interest rate cap, which will be reflected as a cumulative effect of a change in accounting principle in Boykin’s results of operations in the first quarter of 2001. Adoption of the standard will also result in Boykin recognizing $66 of derivative instrument assets. In general, the amount of volatility will vary with the changes in market interest rates and the level of derivative activities during any period.

      In March 2001, Boykin entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of Boykin’s $108,000 term note until July 2003. The swap was purchased at no cost to Boykin and changes in the fair market value of the swap will flow through the other comprehensive income component of equity.

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

3.  Hotel Transactions:

      The following table summarizes Boykin’s hotel transactions in 2000, 1999 and 1998:

					Percentage
		Acquisition/	Number of	Purchase/	owned by
Hotel	Location	Disposition Date	Rooms	Sale Price	Partnership	Lessee

Property Exchange:

Acquisitions:

Doubletree Hotel San Antonio	San Antonio, TX	September 2000	290	N/A	100%	BMC

Doubletree Hotel Guest Suites	Southfield, MI	September 2000	239	N/A	100%	BMC

Disposition:

Cleveland Marriott East	Cleveland, OH	September 2000	403	N/A	100%	BMC

Acquisitions:

Executive Plaza Hotel	Chicago, IL	August 1999	421	$48,000	43.75%	ChiBoy

Radisson Hotel Mt. Laurel	Mt. Laurel, NJ	June 1998	283	$23,240	100%	N/A

Doubletree Portfolio	Various	May 1998	3,062	$271,300	100%	Westboy

Pink Shell Beach Resort	Fort Myers, FL	May 1998	208	$19,250	100%	MeriStar

High Point Radisson	High Point, NC	March 1998	251	$10,600	100%	BMC

Knoxville Hilton	Knoxville, TN	March 1998	317	$26,400	100%	BMC

      All of the acquisitions have been accounted for using the purchase method, with the operating results of the acquired properties, except for the Executive Plaza Hotel, being included in the consolidated operating results of Boykin since the respective dates of acquisition.

      Effective February 1, 2000, Boykin took over the operations of the Radisson Hotel Mt. Laurel under REIT tax regulations related to foreclosure properties and the property is now operated by Boykin pursuant to a

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

management contract with a wholly-owned subsidiary of BMC. As a result, the operations of this hotel are recorded in Boykin’s consolidated statement of income.

      In September 2000, Boykin transferred ownership of its Cleveland Marriott East in Beachwood, Ohio, to Hilton Hotels Corporation (“Hilton”). In exchange, Boykin obtained from Hilton a 239-suite Doubletree Guest Suites hotel in Southfield, Michigan and a 290-room Doubletree hotel in San Antonio, Texas. The transaction was accounted for as a like-kind exchange of similar assets with the net book value of the Beachwood hotel being carried forward and allocated as the cost basis of the Southfield and San Antonio hotels with no gain or loss recognized. These properties are leased to and managed by BMC under long-term percentage lease agreements.

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

5.  Credit Facility:

      In July 2000, Boykin entered into a new secured credit facility with a group of banks which enables Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 2.75%, (9.2% as of December 31, 2000), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension option. The credit facility is secured by eight hotel properties. The new facility replaced Boykin’s previous $175,000 credit facility. Outstanding borrowings against each respective credit facility at December 31, 2000 and December 31, 1999 were $29,500 and $119,000, respectively.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 2000 and December 31, 1999.

6.  Term Notes Payable:

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan required interest-only payments until June 2000, with principal repayments that commenced thereafter based on a 25-year amortization schedule. The loan is secured by ten Doubletree hotels. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at December 31, 2000 and 1999.

      Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2% (8.6% at December 31, 2000). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 2000 and 1999.

      In July 2000, Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, entered into a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (9.2% at December 31, 2000). BHC also purchased interest rate protection to cap the overall loan interest rate at no more than 10.25%. Proceeds from the loan were used to pay down Boykin’s credit facility, fund escrows, new loan costs, and for general corporate purposes. Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial covenants.

      Maturities of long-term debt at December 31, 2000 are as follows:

2001	$1,969

2002	47,111

2003	110,264

2004	2,402

2005	2,601

2006 and thereafter	117,593

$281,940

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

  Preferred Shares

      The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. No preferred shares had been issued or were outstanding as of December 31, 2000 and 1999.

8.  Limited Partnership Interests:

      Pursuant to the Partnership Agreement, the limited partners of the Partnership have exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

number of common shares currently issuable to the limited partners upon exercise of the exchange rights is 1,291,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin.

      During 1998, the Partnership purchased 40,976 of its outstanding limited partnership units for aggregate cash consideration of $967. The excess of the aggregate purchase price paid over the capital account balances of the units purchased was $562 and was recorded as additional investment in hotel properties.

9.  Joint Venture with AEW:

      In February 1999, Boykin formed a joint venture with AEW. Pursuant to the joint venture agreement, AEW has contributed $13,039 of equity capital for the joint venture. Boykin has contributed $4,346, has served as the operating partner of the joint venture in which Boykin receives compensation from the joint venture, and has the right to receive incentive returns based on the performance of acquired assets. Because of the non-controlling nature of its ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

      AEW has the option to acquire convertible preferred shares in exchange for its capital invested in the joint venture. Pursuant to the venture agreements, AEW also purchased a warrant for $500. The warrant gives AEW the right to buy up to $20,000 of Boykin’s preferred or common (at Boykin’s election) shares for $16.48 a share. The warrant expires February 1, 2002. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and would have a minimum cumulative annual dividend equivalent to $1.88 per common share. As of December 31, 2000 AEW had the option to acquire preferred shares convertible into 791,191 common shares after February 2001.

      In August 1999, the Boykin/ AEW venture partnered with a private investor, forming Boykin Chicago, LLC, in which Boykin/ AEW has a 75% interest. Boykin Chicago, LLC purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. In September 2000, Boykin purchased the 25% interest in Boykin Chicago, LLC from the private investor for $6,270, thereby increasing Boykin’s total ownership interest in the hotel from 18.75% to 43.75%. A subsidiary of BMC leases the property pursuant to a long-term percentage lease agreement.

10.  Extraordinary Items:

      In connection with obtaining the new $100,000 secured credit facility (Note 5) and the $108,000 secured term loan (Note 6), Boykin wrote off existing deferred financing costs under the previous $175,000 credit facility totaling $686. These charges, net of $59 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 2000.

      In June 1998, in connection with obtaining a previous unsecured credit facility, Boykin wrote off existing deferred financing costs under the former secured facility totaling $1,138. These charges, net of $110 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1998.

11.  Percentage Lease Agreements:

      The percentage leases have noncancelable remaining terms ranging from less than one year to eight years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (CPI). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenues were $85,854, $85,302 and $69,747, respectively, for the years ended December 31, 2000, 1999 and 1998, of which approximately $24,882, $24,371 and $18,746, respectively, was in excess of minimum rent.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2001 to 2005 and in total thereafter are as follows:

	Related
	Party	Other
	Lessees	Lessees	Totals

2001	$45,257	$10,539	$55,796

2002	40,698	9,029	49,727

2003	14,619	7,095	21,714

2004	11,775	7,095	18,870

2005	10,065	7,095	17,160

2006 and thereafter	7,855	13,700	21,555

	$130,269	$54,553	$184,822

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

  Share Option Plan

      The table below summarizes information related to share option grant and exercise activity in 2000, 1999 and 1998. In addition, 654,528 share options were cancelled in 2000.

	Options Granted to
			Weighted Average Fair
	Officers and	Non-employee	Value of Options	Options	Exercised Price
Year	Employees	Directors	Granted	Exercised	Per Share

2000	143,000	6,000	$0.88	—	—

1999	20,000	—	$1.38	—	—

1998	340,483	30,000	$2.10	5,000	$20

      As of December 31, 2000 and 1999, information related to outstanding options was as follows:

	Total Options			Exercisable Options

		Weighted			Weighted
		Average			Average
		Per Share	Weighted Average		Per Share
	Options	Exercise	Remaining	Options	Exercise
Year	Outstanding	Price	Contractual Life	Outstanding	Price

2000	419,139	$15.05	7.8 years	251,806	$17.09

1999	924,667	$20.23	7.6 years	735,778	$19.93

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

	Year Ended		Year Ended		Year Ended
	December 31, 2000		December 31, 1999		December 31, 1998

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net income	$7,730	$7,489	$18,122	$17,839	$19,004	$18,056

Earnings per share:

Basic	$.49	$.44	$1.06	$1.05	$1.25	$1.21

Diluted	$.45	$.43	$1.06	$1.04	$1.25	$1.21

      The fair value of employee share options used to compute the pro forma amounts of net income and basic earnings per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Issued In:

	2000	1999	1998

Dividend yield	10.00%	10.00%	9.50%

Expected volatility	29.19%	29.05%	19.03%

Risk-free interest rate	6.52%	6.18%	5.39%

Expected holding period	8.0 years	8.0 years	6.6 years

  Restricted Share Grant Plan

      The following table summarizes Boykin’s restricted share grant activity related to its officers, eligible employees and non-employee directors.

	2000	1999

Restricted shares outstanding — beginning of year	113,343	—

New share grants	81,278	113,343

Shares cancelled	(9,450)	—

Shares vested	(16,659)	—

Restricted shares outstanding- end of year	$168,512	$113,343

      The restricted shares vest over various periods ranging from one to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the years ended December 31, 2000 and 1999, Boykin’s compensation expense related to these restricted shares was $463 and $352, respectively. As of December 31, 2000, the unearned compensation related to restricted share grants was $1,634 and has been classified as a component of shareholders’ equity in the accompanying balance sheet. Subsequent to year end, an additional 51,750 restricted share grants were issued to officers and employees.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

13.  Employee Benefit Plans:

      Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans, which were established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 2000, 1999 and 1998 totaled $261, $251 and $140, respectively.

14.  Commitments:

      In general, the percentage leases require Boykin to establish reserves for capital expenditures. Boykin intends to use the capital expenditures reserve for the replacement and refurbishment of furniture, fixtures and equipment and other capital expenditures although it may make other uses of the amounts in the fund that it considers appropriate from time to time.

      Three of the hotels owned by Boykin are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other two leases are adjusted for increases in CPI every ten years. Rental expense charged to operations related to these leases for the years ended December 31, 2000, 1999 and 1998 was $1,194, $1,066 and $832, respectively.

      Boykin’s joint venture partner in Shawan Road Hotel Limited Partnership has the right, subject to certain performance criteria, to sell one-half of its respective interests in this joint venture to Boykin at fair market value, with Boykin retaining the option to fund the purchase price with cash or through the issuance of common shares. As of December 31, 2000, Boykin’s joint venture partner did not have the right to exercise this right.

15.  Related Party Transactions:

      The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were significant sources of Boykin’s percentage lease revenue through December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, Boykin had rent receivable of $4,632 and $4,280, respectively, due from related party lessees.

      A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. The following table summarizes information related to design, purchasing and project management services paid by Boykin to BMC, as well as expenses reimbursed to BMC, for the years ended December 31, 2000, 1999 and 1998:

			Project	Expense
Year	Design	Purchasing	Management	Reimbursement	Total

2000	$562	$261	$156	$103	$1,082

1999	$450	$283	$138	$104	$975

1998	$290	$285	—	$97	$672

      At December 31, 2000 and 1999, Boykin had a payable to related party lessees of $2,056 and $796, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin.

      Effective February 1, 2000, Jersey Boy LLC, a wholly owned subsidiary of BMC, (“JerseyBoy”) manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $202 in 2000.

16.  Statements of Cash Flows, Supplemental Disclosures:

      As of December 31, 2000, 1999 and 1998, $6,791, $8,700 and $8,618, respectively, of dividends and partnership distributions were declared but were not paid until the following quarter. Interest paid during the years ended December 31, 2000, 1999, and 1998 was $22,992, $20,521 and $12,763, respectively.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As discussed in Note 3, in 2000, Boykin transferred ownership of its Cleveland Marriott East hotel in Cleveland, Ohio to Hilton in exchange for Hilton’s Doubletree Guest Suites hotel in Southfield, Michigan and their Doubletree hotel in San Antonio, Texas. In 1998, Boykin issued 3,109,606 common shares, valued at $80,333, as partial consideration for the acquisition of OLP.

17.  Pro Forma Financial Information (Unaudited):

      There are no pro forma adjustments to Boykin’s actual results for 2000 and 1999, however the pro forma financial information for 1998 is presented as if the following significant transactions had been consummated as of January 1, 1998:

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

18.  Quarterly Operating Results (Unaudited):

      Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 2000 and 1999 follows. The 2000 quarterly data has been restated to conform with SAB 101. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the 2000 Quarter Ended (Post SAB 101)

	Restated	Restated	Restated
	March 31,	June 30,	September 30,	December 31,

Total revenues	$17,838	$19,175	$24,120	$32,618

Income (loss) before extraordinary item	(697)	238	3,825	5,050

Net income (loss)	(697)	238	3,139	5,050

Earnings per share:
Income before extraordinary item —

Basic	(.04)	.01	.22	.29

Diluted	(.04)	.01	.22	.29
Net income —

Basic	(.04)	.01	.18	.29

Diluted	(.04)	.01	.18	.29

Weighted average number of common shares outstanding:

Basic	17,128	17,135	17,139	17,145

Diluted	17,290	17,318	17,316	17,313

	For the 1999 Quarter Ended (Pre SAB 101)

	March 31,	June 30,	September 30,	December 31,

Total revenues	$19,462	$23,947	$24,843	$17,906

Income before extraordinary item	2,882	6,531	7,154	1,555

Net income	2,882	6,531	7,154	1,555

Earnings per share:
Income before extraordinary item —

Basic	.17	.38	.42	.09

Diluted	.17	.38	.42	.09
Net income —

Basic	.17	.38	.42	.09

Diluted	.17	.38	.42	.09

Weighted average number of common shares outstanding:

Basic	17,047	17,082	17,059	17,103

Diluted	17,047	17,082	17,059	17,216

BOYKIN LODGING COMPANY

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2000

(in thousands)

					Costs Capitalized
					Subsequent to
			Initial Cost		Acquisition

				Buildings and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements

Corporate Offices Cleveland, Ohio	$—		$—	$—	$—	$35

Berkeley Marina Radisson Berkeley, California	—	(c)	—	10,807	—	5,488

Buffalo Marriott Buffalo, New York	—	(c)	1,164	15,174	—	1,178

Cleveland Airport Marriott Cleveland, Ohio	—	(c)	1,175	11,441	—	7,831

Columbus North Marriott Columbus, Ohio	—	(a)	1,635	12,873	—	1,664

Melbourne Quality Suites Melbourne, Florida	—	(a)	3,092	7,819	—	838

Radisson Inn Sanibel Gateway Ft. Myers, Florida	—	(c)	718	2,686	—	535

Lake Norman Hampton Inn Charlotte, North Carolina	—	(c)	490	4,131	—	677

Lake Norman Holiday Inn Charlotte, North Carolina	—	(c)	700	4,435	—	977

Holiday Inn Crabtree Raleigh, North Carolina	—	(c)	725	6,542	—	3,912

Melbourne Hilton Oceanfront Melbourne, Florida	—	(d)	852	7,699	—	590

Daytona Beach Radisson Resort, Daytona, Florida	—	(f)(g)	386	3,470	—	7,004

French Lick Springs Resort French Lick, Indiana	—	(d)	2,000	16,000	(3)	3,591

Holiday Inn Minneapolis West Minneapolis, Minnesota	—	(d)	1,000	10,604	—	1,525

Marriott’s Hunt Valley Inn Baltimore, Maryland	—	(d)	2,890	21,575	—	1,254

Hampton Inn San Diego Airport/ Sea World San Diego, California	—	(c)	1,000	7,400	—	220

Doubletree Kansas City Kansas City, Missouri	—		1,500	20,958	—	322

Knoxville Hilton Knoxville, Tennessee	—	(c)	1,500	8,132	—	555

High Point Radisson High Point, North Carolina	—	(a)	450	25,057	—	832

Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	—	(d)(e)	2,000	19,697	—	(2,435)

Pink Shell Beach Resort Ft. Myers, Florida	—	(d)	6,000	13,445	—	880

Doubletree Sacramento Sacramento, California	—	(b)	4,400	41,884	—	1,678

Doubletree Colorado Springs Colorado Springs, Colorado	—	(b)	3,340	31,296	—	1,124

Doubletree Boise Boise, Idaho	—	(b)	2,470	23,998	—	1,603

Doubletree Omaha Omaha, Nebraska	—	(b)	1,100	19,690	—	3,005

Doubletree Springfield Springfield, Oregon	—	(b)	2,160	6,050	—	214

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amounts at Which
	Carried at Close of Period			Accumulated
				Depreciation
		Building and		Buildings and
Description	Land	Improvements	Total(h)(i)	Improvements(j)

Corporate Offices Cleveland, Ohio	$—	$35	$35	10

Berkeley Marina Radisson Berkeley, California	—	16,295	16,295	2,943

Buffalo Marriott Buffalo, New York	1,164	16,352	17,516	2,609

Cleveland Airport Marriott Cleveland, Ohio	1,175	19,272	20,447	3,907

Columbus North Marriott Columbus, Ohio	1,635	14,537	16,172	2,296

Melbourne Quality Suites Melbourne, Florida	3,092	8,657	11,749	1,161

Radisson Inn Sanibel Gateway Ft. Myers, Florida	718	3,221	3,939	390

Lake Norman Hampton Inn Charlotte, North Carolina	490	4,808	5,298	636

Lake Norman Holiday Inn Charlotte, North Carolina	700	5,412	6,112	713

Holiday Inn Crabtree Raleigh, North Carolina	725	10,454	11,179	1,130

Melbourne Hilton Oceanfront Melbourne, Florida	852	8,289	9,141	877

Daytona Beach Radisson Resort, Daytona, Florida	386	10,474	10,860	929

French Lick Springs Resort French Lick, Indiana	1,997	19,591	21,588	2,277

Holiday Inn Minneapolis West Minneapolis, Minnesota	1,000	12,129	13,129	1,278

Marriott’s Hunt Valley Inn Baltimore, Maryland	2,890	22,829	25,719	2,534

Hampton Inn San Diego Airport/ Sea World San Diego, California	1,000	7,620	8,620	795

Doubletree Kansas City Kansas City, Missouri	1,500	21,280	22,780	2,173

Knoxville Hilton Knoxville, Tennessee	1,500	8,687	10,187	794

High Point Radisson High Point, North Carolina	450	25,889	26,339	2,399

Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	2,000	17,262	19,262	1,619

Pink Shell Beach Resort Ft. Myers, Florida	6,000	14,325	20,325	1,245

Doubletree Sacramento Sacramento, California	4,400	43,562	47,962	3,693

Doubletree Colorado Springs Colorado Springs, Colorado	3,340	32,420	35,760	2,749

Doubletree Boise Boise, Idaho	2,470	25,601	28,071	2,144

Doubletree Omaha Omaha, Nebraska	1,100	22,695	23,795	1,832

Doubletree Springfield Springfield, Oregon	2,160	6,264	8,424	640

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on Which
	Net Book Value			Depreciation in
	Land and Buildings	Date of	Date of	Income Statement
Description	and Improvements	Construction	Acquisition	is Completed

Corporate Offices Cleveland, Ohio	25		1998	10 years

Berkeley Marina Radisson Berkeley, California	13,352	1972	1996	20 years

Buffalo Marriott Buffalo, New York	14,907	1981	1996	25 years

Cleveland Airport Marriott Cleveland, Ohio	16,540	1970	1996	20 years

Columbus North Marriott Columbus, Ohio	13,876	1981	1996	25 years

Melbourne Quality Suites Melbourne, Florida	10,588	1986	1996	30 years

Radisson Inn Sanibel Gateway Ft. Myers, Florida	3,549	1986	1996	30 years

Lake Norman Hampton Inn Charlotte, North Carolina	4,662	1991	1996	30 years

Lake Norman Holiday Inn Charlotte, North Carolina	5,399	1987	1996	30 years

Holiday Inn Crabtree Raleigh, North Carolina	10,049	1974	1997	30 years

Melbourne Hilton Oceanfront Melbourne, Florida	8,264	1986	1997	35 years

Daytona Beach Radisson Resort, Daytona, Florida	9,931	1974	1997	(f)(g)

French Lick Springs Resort French Lick, Indiana	19,311	1903	1997	30 years

Holiday Inn Minneapolis West Minneapolis, Minnesota	11,851	1986	1997	30 years

Marriott’s Hunt Valley Inn Baltimore, Maryland	23,185	1971	1997	30 years

Hampton Inn San Diego Airport/ Sea World San Diego, California	7,825	1989	1997	30 years

Doubletree Kansas City Kansas City, Missouri	20,607	1969	1997	30 years

Knoxville Hilton Knoxville, Tennessee	9,393	1981	1998	30 years

High Point Radisson High Point, North Carolina	23,940	1982	1998	30 years

Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	17,643	1975	1998	30 years

Pink Shell Beach Resort Ft. Myers, Florida	19,080	1989	1998	30 years

Doubletree Sacramento Sacramento, California	44,269	1974	1998	30 years

Doubletree Colorado Springs Colorado Springs, Colorado	33,011	1986	1998	30 years

Doubletree Boise Boise, Idaho	25,927	1968	1998	30 years

Doubletree Omaha Omaha, Nebraska	21,963	1970/81	1998	30 years

Doubletree Springfield Springfield, Oregon	7,784	1973	1998	30 years

					Costs Capitalized
					Subsequent to
			Initial Cost		Acquisition

				Buildings and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements

Doubletree Portland Lloyd Center Portland, Oregon	—	(b)	3,900	61,633	—	1,539

Doubletree Portland Downtown Portland, Oregon	—	(b)	1,800	21,034	—	567

Doubletree Bellevue Bellevue, Washington	—	(b)	2,400	13,730	—	180

Doubletree Spokane Valley Spokane, Washington	—	(b)	1,630	6,693	—	599

Doubletree Yakima Valley Yakima, Washington	—	(b)	1,140	6,188	—	110

Doubletree Guest Suites Hotel Southfield, Michigan	—	(d)	778	7,639		74

Doubletree Hotel San Antonio San Antonio, Texas	—	(d)	1,140	11,203		84

Total			$55,535	$480,983	$(3)	$48,250

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amounts at Which
	Carried at Close of Period			Accumulated
				Depreciation
		Building and		Buildings and
Description	Land	Improvements	Total(h)(i)	Improvements(j)

Doubletree Portland Lloyd Center Portland, Oregon	3,900	63,172	67,072	5,378

Doubletree Portland Downtown Portland, Oregon	1,800	21,601	23,401	1,837

Doubletree Bellevue Bellevue, Washington	2,400	13,910	16,310	1,428

Doubletree Spokane Valley Spokane, Washington	1,630	7,292	8,922	753

Doubletree Yakima Valley Yakima, Washington	1,140	6,298	7,438	651

Doubletree Guest Suites Hotel Southfield, Michigan	778	7,713	8,491	85

Doubletree Hotel San Antonio San Antonio, Texas	1,140	11,287	12,427	125

Total	$55,532	$529,233	$584,765	$54,030

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on Which
	Net Book Value			Depreciation in
	Land and Buildings	Date of	Date of	Income Statement
Description	and Improvements	Construction	Acquisition	is Completed

Doubletree Portland Lloyd Center Portland, Oregon	61,694	1964/81	1998	30 years

Doubletree Portland Downtown Portland, Oregon	21,564	1972	1998	30 years

Doubletree Bellevue Bellevue, Washington	14,882	1981	1998	(f)

Doubletree Spokane Valley Spokane, Washington	8,169	1969	1998	(f)

Doubletree Yakima Valley Yakima, Washington	6,787	1968	1998	(f)

Doubletree Guest Suites Hotel Southfield, Michigan	8,406	1978	2000	30 years

Doubletree Hotel San Antonio San Antonio, Texas	12,302	1987	2000	30 years

Total	$530,735

(a)	These hotels are collateral for the $45,000 term note payable.

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	These hotels are collateral for the $108,000 term note payable.

(d)	These hotels are collateral for the $100,000 credit facility.

(e)	Effective February 1, 2000, the Partnership took over the operations of the Radisson Hotel Mt. Laurel under the REIT tax regulations related to foreclosure properties. The hotel was owned 85% by the Partnership under a joint venture agreement with an affiliate of Radisson Hotels Worldwide and leased to the Radisson affiliate. The lease was terminated and the Partnership obtained 100% interest in the hotel. The elimination of Radisson’s interest in the hotel ($3,573) was accounted for as a reduction in the value of the building as of December 31, 1999.

(f)	As of December 31, 2000 these hotels are held for sale, and are no longer being depreciated. Boykin recorded a $7,000 write down related to the three Doubletree properties held for sale. See Note 2 in Notes to Consolidated Financial Statements.

(g)  This hotel was sold in January 2001.

(h)	Aggregate cost for federal income tax reporting purposes at December 31, 2000 is as follows:

Land	$53,173

Buildings and improvements	522,985

$576,158

(i)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 1999	$578,448

Property Additions — exchange	20,760

Disposals — exchange	(23,685)

Improvements and other additions	9,242

Balance as of December 31, 2000	$584,765

(j)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 1999	$39,806

Disposals	(3,190)

Depreciation expense	17,414

Subtotal	54,030

Loss on assets held for sale	7,000

Balance at December 31, 2000	$61,030

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Boykin Management Company
Limited Liability Company:

      We have audited the accompanying consolidated balance sheets of Boykin Management Company Limited Liability Company (an Ohio limited liability company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, members’ capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Management Company Limited Liability Company and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

February 14, 2001.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2000 AND 1999

(amounts in thousands)

	2000	1999

ASSETS

Cash and cash equivalents	$24,506	$20,787

Accounts receivable:

Trade, net of allowance for doubtful accounts of $160 and $114 at December 31, 2000 and 1999, respectively	11,436	9,916

Related party lessors	2,224	893

Other	241	284

Inventories	2,253	2,366

Property and equipment, net	300	332

Investment in Boykin Lodging Company	158	203

Prepaid expenses and other assets	2,318	2,463

	$43,436	$37,244

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$5,550	$5,192

Accounts payable:

Trade	5,358	4,282

Advance deposits and other	1,107	942

Bank overdraft liability	7,493	5,507

Accrued expenses:

Accrued payroll	1,354	946

Accrued vacation	3,128	2,761

Accrued sales, use and occupancy taxes	1,733	1,719

Accrued management fee	2,979	4,701

Deferred management fee	2,474	469

Other accrued liabilities	5,608	4,011

Total liabilities	36,784	30,530

MEMBERS’ CAPITAL:

Capital contributed	3,000	3,000

Retained earnings	3,948	3,965

Accumulated other comprehensive income	(296)	(251)

Total members’ capital	6,652	6,714

	$43,436	$37,244

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(amounts in thousands)

	2000	1999	1998

Revenues:

Room revenue	$173,765	$160,528	$148,643

Food and beverage revenue	76,731	75,140	71,925

Other hotel revenue	16,230	16,753	15,085

Other revenue	2,690	2,670	2,407

Total revenues	269,416	255,091	238,060

Expenses:

Departmental expenses of hotels:

Rooms	42,383	38,854	36,224

Food and beverage	53,825	53,626	53,173

Other	8,581	9,131	8,364

Cost of goods sold of non-hotel operations	248	517	427

Percentage lease expense	78,819	73,289	67,424

General and administrative	28,374	26,217	25,182

Advertising and promotion	14,805	13,057	11,414

Utilities	9,999	9,210	10,532

Franchisor royalties and other charges	8,723	7,842	7,465

Repairs and maintenance	12,588	11,588	8,926

Depreciation and amortization	104	118	129

Management fee	8,114	8,411	8,620

Other	(330)	548	133

Total expenses	266,233	252,408	238,013

Net income	$3,183	$2,683	$47

Unrealized depreciation of investment	(45)	(8)	(281)

Comprehensive income (loss)	$3,138	$2,675	$(234)

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(amounts in thousands)

			Accumulated
			Other
	Contributed	Retained	Comprehensive
	Capital	Earnings	Income

Balance at December 31, 1997	$3,000	$1,235	$38

Net income	—	47	—

Unrealized depreciation of investment	—	—	(281)

Balance at December 31, 1998	3,000	1,282	(243)

Net income	—	2,683	—

Unrealized depreciation of investment	—	—	(8)

Balance at December 31, 1999	3,000	3,965	(251)

Net income	—	3,183	—

Distribution to members	—	(3,200)	—

Unrealized depreciation of investment	—	—	(45)

Balance at December 31, 2000	$3,000	$3,948	$(296)

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(amounts in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net income	$3,183	$2,683	$47

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	104	118	129

Loss on fixed asset disposal	—	—	56

Changes in assets and liabilities:

Accounts receivable	(2,808)	153	(6,318)

Inventories	113	(306)	(1,272)

Prepaid expenses and other assets	145	(43)	(1,475)

Rent payable	358	444	3,851

Accounts payable	3,227	2,037	3,850

Accrued expenses	2,669	2,744	7,496

Net cash provided by operating activities	6,991	7,830	6,364

Cash flows from investing activities:

Property additions, net	(72)	(16)	(253)

Net cash used for investing activities	(72)	(16)	(253)

Cash flows from financing activities:

Distribution to members	(3,200)	—	—

Net cash used for financing activities	(3,200)	—	—

Net increase in cash and cash equivalents	3,719	7,814	6,111

Cash and cash equivalents, beginning of period	20,787	12,973	6,862

Cash and cash equivalents, end of period	$24,506	$20,787	$12,973

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

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

2.  Organization:

      BMC was formed and commenced operations on November 4, 1996 to continue and expand the 40-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman and Chief Executive Officer of Boykin Lodging Company. As of December 31, 2000, BMC and its subsidiaries lease and/or manage 28 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

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

3.  Summary of Significant Accounting Policies:

  Principles of Consolidation

      The accompanying consolidated financial statements of BMC include BMC and all of the wholly owned subsidiaries listed in Note 2. All material intercompany transactions and balances have been eliminated.

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

  Inventories

      Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

  Property and Equipment

      Property and equipment is comprised of the following:

	2000	1999

Furniture and equipment	$595	$523

Less — Accumulated depreciation and amortization	(295)	(191)

	$300	$332

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

  Investment in Boykin Lodging Company

      BMC owns 18,524 common shares of Boykin Lodging Company. BMC accounts for this investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. The investment is classified as available-for-sale pursuant to the provisions of SFAS No. 115. Consequently, these securities are being carried at fair market value with all unrealized gains and losses being reported as a separate component of members’ capital. Total unrealized depreciation was $296 and $251 at December 31, 2000 and 1999, respectively.

  Revenue Recognition

      Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

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

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

  Franchise Costs

      The cost of obtaining franchise licenses is paid by Boykin Hotel Properties, L.P. (the “Partnership”), a partnership in which Boykin Lodging Company has a general partnership interest, and the ongoing franchise fees are paid by BMC. These fees are generally computed as a percentage of room revenue for each hotel in accordance with franchise agreements.

  Fair Value of Financial Instruments

      SFAS No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The primary financial instruments of BMC are cash and cash equivalents, the fair value of which approximates historical carrying value due to the short maturity of these instruments, and the investment in the common shares of the Boykin Lodging Company, which are carried at the year-end market value as discussed above.

  Income Taxes

      BMC is a limited liability company which is taxed for federal income tax purposes as a partnership, and accordingly, no income tax provision has been recorded.

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

  Comprehensive Income

      BMC accounts for comprehensive income under the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in members’ equity from non-owner sources, which for BMC consist of differences between the cost basis and fair market value of its investment in 18,524 common shares of Boykin Lodging Company. For the years ended December 31, 2000, 1999, and 1998 the differences between net income and comprehensive income were due to the increase or decline in market value of the investment.

4.  Percentage Lease Agreements:

  BMC Leases on 15 Hotels

      BMC leases 15 hotels (“the BMC Hotels”) from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio; Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); San Antonio, Texas; Southfield, Michigan; and French Lick, Indiana. In connection with Boykin Lodging Company’s hotel exchange with Hilton Hotels Corporation (“Hilton”) in September 2000, a lease related to a hotel in Cleveland, Ohio was terminated and two new lease agreements for the San Antonio and Southfield properties commenced.

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

      For both annual and interim reporting purposes, BMC recognizes percentage lease expense pursuant to the provisions of the related percentage lease agreement.

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

      The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Selected financial information of Westboy is as follows:

	Percentage	Net income
	Lease Expense	(loss)

Year ended December 31, 1998	$29,719	$193

Year ended December 31, 1999	29,478	119

Year ended December 31, 2000	29,235	(1,217)

	December 31,	December 31,
	2000	1999

Cash and cash equivalents	$8,010	$6,044

Member’s equity	95	1,312

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

  ChiBoy Lease on Executive Plaza Hotel

      Effective August 31, 1999, ChiBoy entered into a long term lease agreement with Boykin Chicago LLC, an entity in which the Partnership has an 43.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois. BMC made an initial capital contribution to ChiBoy of $280 in cash.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Future minimum rent (ignoring CPI increases) to be paid by BMC, Westboy and ChiBoy under their respective percentage lease agreements at December 31, 2000 for each of the years in the period 2001 to 2005 and in total thereafter is as follows:

2001	$50,057

2002	45,498

2003	19,419

2004	16,575

2005	13,265

2006 and thereafter	7,855

$152,669

5.  Related Party Transactions:

      Percentage lease expense payable to the Partnership was $71,922, $70,884, and $56,708 in 2000, 1999 and 1998, respectively. Percentage lease expense payable to Boykin Chicago was $6,897 in 2000 and $2,405 in 1999.

      At December 31, 2000 and 1999, BMC had receivables from the Partnership of $2,056 and $796 respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership. At December 31, 2000 and 1999, ChiBoy had receivables from Boykin Chicago of $168 and $97, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

      At December 31, 2000 and 1999, BMC had payables to the Partnership of $4,632 and $4,280, respectively, for amounts due pursuant to the percentage leases with the Partnership. At December 31, 2000 and 1999, ChiBoy had payables to Boykin Chicago of $ 918 and $912 respectively, for amounts due pursuant to the percentage lease with Boykin Chicago.

      The following table summarizes information related to design, purchasing and project management services paid by Boykin Lodging Company to BMC, as well as expenses reimbursed to BMC, for the years ended December 31, 2000, 1999 and 1998:

			Project	Expense
Year	Design	Purchasing	Management	Reimbursement	Total

2000	$562	$261	$156	$103	$1,082

1999	$450	$283	$138	$104	$975

1998	$290	$285	—	$97	$672

      Effective February 1, 2000, JerseyBoy manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $202 in 2000.

6.  Commitments and Contingencies:

  Claims and Legal Matters

      BMC is involved in claims and legal matters incidental to its businesses. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or results of operations of BMC.

  Franchise Agreements

      Under the terms of the hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. Franchise fees are computed based upon percentages of gross room revenues. At December 31, 2000, the franchise royalty fees payable ranged from 2.25% to 6% of room

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

revenues while the fees for advertising services ranged from .4% to 4.0%. The franchise agreements expire at various dates through 2020. The hotel located in French Lick, Indiana has no franchise affiliation.

  Management Agreement

      On January 1, 1998 Westboy entered into a management agreement with a wholly owned subsidiary of Hilton. The agreement calls for a base and incentive management fee. The base management fee represents 3% of annual gross hotel revenues. The incentive management fee adjusts based on certain financial thresholds. BMC may defer payment of the incentive fees to the Hilton subsidiary to the extent that certain cash flow thresholds are not met, as defined in the management agreement. Total management fee expense payable to Hilton in 2000 and 1999 was $8,114 and $8,411, respectively, of which $2,474 and $469 was deferred as of December 31, 2000 and 1999.

  Other

      Robert W. Boykin and John E. Boykin have entered in an agreement with the Boykin Lodging Company pursuant to which they have agreed that any distributions received from BMC (in excess of their tax liabilities with respect to the income of BMC) for a period of 10 years, and any net cash proceeds from any sale of BMC within the same 10-year period, will be used to purchase units in the Partnership or common shares of Boykin Lodging Company. Distributions paid in 2000 of $3.2 million were not in excess of tax liabilities, as defined.

      Pursuant to an agreement with Boykin Lodging Company, 50% of BMC’s consolidated earnings (after distributions to cover income taxes) will be retained in BMC until its consolidated net worth reaches 25% of the aggregate annual rent payments due under the percentage lease agreements (and will be retained thereafter during that period to maintain that level).

7.  Employee Benefit Plans:

      BMC maintains a 401(k) plan for substantially all employees under which a portion of employee contributions is matched by BMC. BMC matching contributions for 2000, 1999 and 1998 were $149, $121, and $104 respectively.

      BMC also maintains an incentive compensation plan for certain senior executives. Each participant’s account is deemed to be invested in common shares of Boykin Lodging Company and each participant is credited for the per share dividend amount paid by Boykin Lodging Company. In 1999, 1,476 shares were issued to a terminated employee. For the years ended December 31, 2000, 1999 and 1998, BMC has recorded a provision of $99, $84 and $58, respectively, with respect to this plan, which represents the amortization over the vesting period of the prepaid compensation associated with the awards.

8.  Subsequent Event:

      Effective January 12, 2001, Boykin Lodging Company sold the Daytona Beach Radisson Resort in Daytona Beach, Florida and BMC’s lease was terminated with the Partnership.

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

	1999	1998

Revenues:

Room revenue	$170,282	$164,103

Food and beverage revenue	76,370	74,419

Other hotel revenue	17,283	15,978

Other revenue	2,670	2,407

Total revenue	266,605	256,907

Expenses:

Departmental expenses of hotels	184,906	180,267

Cost of goods sold of non-hotel operations	517	427

Percentage lease expense	77,665	74,189

Net income	$3,517	$2,024

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  See page F-1 for an index to financial statements and required schedules.

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(e)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
10.1	(b)	Limited Partnership Agreement of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan
10.4	(b)	Directors’ Deferred Compensation Plan
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin
10.7	(b)	Employment Agreement between the Company and Mark L. Bishop
10.8	(b)	Form of Percentage Lease
10.9	(b)	Intercompany Convertible Note
10.10	(b)	Agreements with General Partners of the Contributed Partnerships
10.11	(b)	Form of Noncompetition Agreement
10.12	(b)	Alignment of Interests Agreement
10.13	(c)	Description of Employment Arrangement between the Company and Paul A. O’Neil
10.14	(d)	Description of Employment Arrangement between the Company and Richard C. Conti
10.15	(f)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999.
10.16	(g)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999.
10.17	(g)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999.
10.18	(g)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.
10.19	(h)	Key Employee Severance Plan
10.20	(h)	Form of Severance Agreement
21		Subsidiaries of the Registrant
23.1		Consent of Independent Public Accountants

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1997.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(e)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999. Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

(g)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(h)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

      (b)  Reports on Form 8-K

                  None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2001	BOYKIN LODGING COMPANY
By: /s/ ROBERT W. BOYKIN Robert W. Boykin

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2001	/s/ ROBERT W. BOYKIN ------------------------------------------------ Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 23, 2001	/s/ PAUL A. O’NEIL ------------------------------------------------ Paul A. O’Neil Chief Financial Officer and Treasurer (Principal Accounting Officer)

March 23, 2001	/s/ IVAN J. WINFIELD ------------------------------------------------ Ivan J. Winfield Director

March 23, 2001	/s/ LEE C. HOWLEY, JR. ------------------------------------------------ Lee C. Howley, Jr. Director

March 23, 2001	/s/ FRANK E. MOSIER ------------------------------------------------ Frank E. Mosier Director

March 23, 2001	/s/ WILLIAM H. SCHECTER ------------------------------------------------ William H. Schecter Director

March 23, 2001	/s/ ALBERT T. ADAMS ------------------------------------------------ Albert T. Adams Director

March 23, 2001	/s/ RAYMOND P. HEITLAND ------------------------------------------------ Raymond P. Heitland Director

EXHIBIT INDEX

3.1	(a	)	Amended and Restated Articles of Incorporation, as amended

3.2	(b	)	Code of Regulations

4.1	(b	)	Specimen Share Certificate

4.2	(a	)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(e	)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent

10.1	(b	)	Limited Partnership Agreement of Boykin Hotel Properties, L.P.

10.2	(b	)	Form of Registration Rights Agreement

10.3	(b	)	Long-Term Incentive Plan

10.4	(b	)	Directors' Deferred Compensation Plan

10.5	(b	)	Employment Agreement between the Company and Robert W. Boykin

10.7	(b	)	Employment Agreement between the Company and Mark L. Bishop

10.8	(b	)	Form of Percentage Lease

10.9	(b	)	Intercompany Convertible Note

10.10	(b	)	Agreements with General Partners of the Contributed Partnerships

10.11	(b	)	Form of Noncompetition Agreement

10.12	(b	)	Alignment of Interests Agreement

10.13	(c	)	Description of Employment Arrangement between the Company and Paul A. O"Neil

10.14	(d	)	Description of Employment Arrangement between the Company and Richard C. Conti

10.15	(f	)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999.

10.16	(g	)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999.

10.17	(g	)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999.

10.18	(g	)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.

10.19	(h	)	Key Employee Severance Plan

10.20	(h	)	Form of Severance Agreement

21			Subsidiaries of the Registrant

23.1			Consent of Independent Public Accountants

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1997.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(e)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999. Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

(g)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(h)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.