Form 10-Q
period 2001-03-31
BOYKIN LODGING CO
filed 2001-05-15
CIK 1015859

FORM 10-Q
PART I
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND:
2. NET INCOME PER SHARE/PARTNERSHIP UNITS OUTSTANDING:
3. INTERCOMPANY CONVERTIBLE NOTE:
4. CREDIT FACILITY:
5. TERM NOTES PAYABLE:
6. PERCENTAGE LEASE AGREEMENTS:
7. RELATED PARTY TRANSACTIONS:
8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
9. NEW ACCOUNTING PRONOUNCEMENTS:
10. SALE OF ASSET
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS:
2. ORGANIZATION:
3. BASIS OF PRESENTATION:
4. PERCENTAGE LEASE AGREEMENTS:
5. RELATED PARTY TRANSACTIONS:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND AND BUSINESS STRATEGIES
BOYKIN’S FORMATION AND RECENT EVENTS
FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2001
RESULTS OF OPERATIONS
BMC
LIQUIDITY AND CAPITAL RESOURCES
INFLATION
SEASONALITY
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
FORWARD LOOKING STATEMENTS
SIGNATURES
EXHIBIT INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

      The number of common shares, without par value, outstanding as of May 11, 2001: 17,170,212

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2001	2000

ASSETS

Investment in hotel properties, net	$552,926	$565,224

Cash and cash equivalents	2,304	4,175

Rent receivable from lessees:

Related party lessees	4,598	4,632

Third party lessees	1,622	652

Deferred expenses, net	5,457	6,200

Restricted cash	6,832	7,034

Investment in unconsolidated joint ventures	10,367	10,291

Other assets	4,080	2,385

	$588,186	$600,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$21,000	$29,500

Term notes payable	281,430	281,940

Accounts payable and accrued expenses	10,554	9,533

Dividends/distributions payable	6,812	6,791

Deferred lease revenue	3,304	—
Due to lessees:

Related party lessees	1,878	2,056

Third party lessees	1,113	757

Minority interest in joint ventures	7,771	8,071

Minority interest in operating partnership	8,085	8,679

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; no
shares issued and outstanding	—	—
Common shares, without par value; 40,000,000 shares authorized;
17,163,877 and 17,146,938 shares outstanding at

March 31, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	311,997	311,493

Distributions in excess of income	(63,399)	(56,593)

Other comprehensive loss	(426)	—

Unearned compensation – restricted shares	(1,933)	(1,634)

Total shareholders’ equity	246,239	253,266

	$588,186	$600,593

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(unaudited, amounts in thousands except for per share data)

	2001	2000

Revenues:

Lease revenue from related party	$12,505	$12,531

Other lease revenue	3,732	3,886

Revenues related to hotel operations	1,438	1,258

Interest and other income	645	163

	18,320	17,838

Expenses:

Real estate related depreciation and amortization	7,028	7,785

Real estate and personal property taxes, insurance and ground rent	2,724	2,667

General and administrative	1,438	1,555

Expenses related to hotel operations	1,236	1,026

Interest expense	5,822	5,585

Amortization of deferred financing costs	301	267

Gain on property insurance recovery	—	(407)

	18,549	18,478

Equity loss of unconsolidated joint venture	(174)	(115)

Loss before gain on sale of assets, minority interest, and one-time effect of change in accounting principle	(403)	(755)

Gain on sale of assets	240	—

Minority interest in joint ventures	(20)	(85)

Minority interest in operating partnership	91	143

Loss before one-time effect of change in accounting principle	(92)	(697)

One-time effect of change in accounting principle, net of minority interest of $32	(373)	—

Net loss applicable to common shares	$(465)	$(697)

Comprehensive loss	$(891)	$(697)

Loss before one-time effect of change in accounting principle per share:

Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

Net loss per share:

Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding:

Basic	17,161	17,128

Diluted	17,191	17,290

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(unaudited, dollar amounts in thousands)

		Additional	Distributions	Other
	Common	Paid-In	in Excess	Comprehensive	Unearned
	Shares	Capital	of Income	Loss	Compensation	Total

Balance, December 31, 2000	17,146,938	$311,493	$(56,593)	$—	$(1,634)	$253,266

Issuance of common shares	16,939	504	—	—	(449)	55

Dividends declared -

$.365 per common share	—	—	(6,341)	—	—	(6,341)

Change in fair market value of

interest rate swap	—	—	—	(426)	—	(426)

Amortization of unearned

compensation	—	—	—	—	150	150

Net loss	—	—	(465)	—	—	(465)

Balance, March 31, 2001	17,163,877	$311,997	$(63,399)	$(426)	$(1,933)	$246,239

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(unaudited, amounts in thousands)

	2001	2000

Cash flows from operating activities:

Net loss	$(465)	$(697)

Adjustments to reconcile net income to net cash flow provided by operating activities-

Gain on property insurance recovery	—	(407)

Gain on sale of assets	(240)	—

One-time effect of change in accounting principle	373	—

Depreciation and amortization	7,329	8,052

Amortization of unearned compensation	150	107

Equity loss of unconsolidated joint ventures	174	115

Deferred rent	3,304	3,649

Minority interests	(71)	(58)

Changes in assets and liabilities-

Rent receivable	(936)	(1,974)

Restricted cash	202	220

Other assets	(1,695)	(2,148)

Accounts payable and accrued expenses	595	795

Due to lessees	(1,422)	(1,193)

Net cash flow provided by operating activities	7,298	6,461

Cash flows from investing activities:

Investment in unconsolidated joint ventures	(420)	—

Improvements and additions to hotel properties	(5,218)	(4,050)

Net proceeds from sale of asset	12,374	—

Net proceeds from property insurance recovery	—	1,186

Net cash flow provided by (used for) investing activities	6,736	(2,864)

Cash flows from financing activities:

Payments of dividends and distributions	(6,791)	(8,700)

Net (repayments) borrowings against credit facility	(8,500)	5,000

Repayment of term note payable	(510)	—

Net proceeds from issuance of common shares	55	95

Distributions to joint venture minority interest partners, net	(320)	(92)

Distributions received from unconsolidated joint ventures	161	87

Net cash flow used for financing activities	(15,905)	(3,610)

Net change in cash and cash equivalents	$(1,871)	$(13)

Cash and cash equivalents, beginning of period	4,175	3,971

Cash and cash equivalents, end of period	$2,304	$3,958

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(dollar amounts in thousands except per share data)

1. BACKGROUND:

      Boykin Lodging Company is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of March 31, 2001, Boykin owned interests in 32 hotels containing a total of 9,030 guest rooms located in 19 states.

      Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels. As of March 31, 2001, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries leased and/or managed 27 of the 32 hotels in which Boykin has ownership interests. Since a significant portion of Boykin’s revenue is received from BMC and its subsidiaries, the financial statements and footnotes of BMC and its subsidiaries, contained within this Form 10-Q should be read in conjunction with Boykin’s financial statements and footnotes.

Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”), and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to BMC. BMC is indirectly owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%).

      Since the IPO, Boykin has acquired 25 hotels by raising capital through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations. Boykin has also disposed of two hotels via exchange and sale. In 1998, Boykin raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares. In the same year, Boykin acquired Red Lion Inns Operating L.P. (“OLP”), which owns a portfolio of ten Doubletree-licensed hotels, through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, Boykin issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.

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

Unconsolidated Joint Ventures

      In February 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin, which has a 25% ownership interest in the joint venture, formed the joint venture with AEW to take advantage of acquisition opportunities in the lodging industry. In August 1999, the Boykin/AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, LLC, which purchased a hotel in downtown Chicago with a private investor. In 2000, Boykin purchased the 25% ownership interest in Boykin Chicago, LLC from the private investor for $6.3 million, thereby increasing Boykin’s total ownership percentage in the hotel from 18.75% to 43.75%.

      Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method.

Basis of Presentation

      The separate financial statements of Boykin, the Partnership, OLP and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2000.

2. NET INCOME PER SHARE/PARTNERSHIP UNITS OUTSTANDING:

      Boykin’s basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” are as follows:

	2001	2000

Basic earnings per common share	$(0.03)	$(0.04)

Diluted earnings per common share	$(0.03)	$(0.04)

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At March 31, 2001 and 2000, a total of 1,291,114 limited partnership units were issued and outstanding. The basic and diluted weighted average number of common shares and limited partnership units outstanding for the three months ended March 31, 2001 was 18,452,497 and 18,481,927, respectively. For the three months ended March 31, 2000, the basic and diluted weighted average number of common shares and limited partnership units outstanding was 18,419,033 and 18,581,075 respectively.

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

4. CREDIT FACILITY:

      Boykin has a secured credit facility with a group of banks which enables it to borrow up to $100,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 2.75% (7.9% as of March 31, 2001), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension option. The credit facility is secured by eight hotel properties. Outstanding borrowings against the credit facility at March 31, 2001 and December 31, 2000 were $21,000 and $29,500, respectively.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2001 and December 31, 2000.

5. TERM NOTES PAYABLE:

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at March 31, 2001 and December 31, 2000.

      Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2% (6.9% at March 31, 2001). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2001 and December 31, 2000.

      Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (7.6% at March 31, 2001). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial covenants. BHC was in compliance with its covenants at March 31, 2001 and December 31, 2000.

      In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

Maturities of long-term debt at March 31, 2001 are as follows:

2001	$1,459

2002	47,111

2003	110,264

2004	2,402

2005	2,601

2006 and thereafter	117,593

$281,430

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

      Actual payments by tenants under the percentage leases were $19,541 and $20,066 for the three months ended March 31, 2001 and 2000, respectively. However, under the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No.101 “Revenue Recognition in Financial Statements,” percentage lease revenue is recorded net of deferred lease revenue of $3,304 and $3,649 for 2001 and 2000, respectively. Under the provisions of SAB 101 a portion of Boykin’s percentage lease revenues are deferred in the first, second and third quarters, and will be recognized in the fourth quarter as specified targets are achieved. SAB 101 has no impact on Boykin’s interim cash flow or year-end results of operations.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2001 to 2005 and in total thereafter are as follows:

	Related Party	Other
	Lessees	Lessees	Totals

Remainder of 2001	$33,943	$7,904	$41,847

2002	42,925	9,029	51,954

2003	14,619	7,095	21,714

2004	11,775	7,095	18,870

2005	10,065	7,095	17,160

2006 and thereafter	7,855	13,702	21,557

	$121,182	$51,920	$173,102

7. RELATED PARTY TRANSACTIONS:

      The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through March 31, 2001. At March 31, 2001 and December 31, 2000, Boykin had rent receivable of $4,598 and $4,632, respectively, due from related party lessees.

      A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid $231 for services through March 31, 2001 consisting of $141 for design services, $39 for purchasing services, $41 for project management services and $10 for reimbursement of expenses.

      At March 31, 2001 and December 31, 2000, Boykin had a payable to related party lessees of $1,878 and $2,056, respectively, primarily for estimated lease termination fees as of March 31, 2001 related to the sale of the Daytona hotel (Note 10) and for the reimbursement of capital expenditures and other transaction costs incurred on behalf of the Partnership and OLP.

      Effective February 1, 2000, JerseyBoy LLC (“JerseyBoy”) manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $43 and $38 for the quarter ended March 31, 2001, and 2000, respectively.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

      During the three-month periods ended March 31, 2001 and 2000, noncash financing transactions consisted of $6,812 and $8,728, respectively, of dividends and Partnership distributions which were declared but not paid as of March 31, 2001 and 2000, respectively.

      Interest paid during the three-month periods ended March 31, 2001 and 2000 was $5,841 and $5,541 respectively. In the first quarter of 2001, Boykin issued 51,750 common shares, valued at $ 449 under Boykin’s Long–Term Incentive Plan.

9. NEW ACCOUNTING PRONOUNCEMENTS:

      Effective January 1, 2001 Boykin adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. This is typically accomplished using an interest rate swap or cap. For financial reporting purposes, the change in market value of the effective portion of the hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings. In general, the amount of volatility will vary with the changes in market interest rates and the level of derivative activities during any period.

      The impact of adopting SFAS No. 133 was the recognition of an unrealized loss of $373, net of minority interest of $32, related to Boykin’s existing interest rate cap, which is reflected as a one-time effect of a change in accounting in Boykin’s results of operations as of March 31, 2001.

      In March 2001, Boykin entered into an interest rate swap that fixes the overall interest rate at 7.32% on $83,000 of debt. The fair market value of the swap as of March 31, 2001 is reflected as other comprehensive loss of $426 in the equity section, with a corresponding liability in the accompanying balance sheet.

10. SALE OF ASSET

      In January 2001, Boykin sold its Daytona Beach Radisson Resort for $12,500 and recognized a gain of $240. Netted against the gain is an estimated lease termination fee of $1,600 due to BMC in connection with the sale. The fee has been recorded on an estimated basis and is subject to future adjustment.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(amounts in thousands)

	(Unaudited)
	March 31,	December 31,
ASSETS	2001	2000

Cash and cash equivalents	$27,008	$24,506

Accounts receivable:

Trade, net of allowance for doubtful accounts of $112 and $114 at March 31, 2001 and December 31, 2000, respectively	10,863	11,436

Related party lessors	1,920	2,224

Other	680	241

Inventories	2,158	2,253

Property and equipment, net	312	300

Investment in Boykin Lodging Company	258	158

Prepaid expenses and other assets	2,434	2,318

Total assets	$45,633	$43,436

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$4,600	$5,550

Accounts payable:

Trade	3,588	5,358

Advance deposits	2,128	1,107

Bank overdraft liability	11,105	7,493

Accrued expenses:

Accrued payroll	1,405	1,354

Accrued vacation	3,153	3,128

Accrued sales, use and occupancy taxes	2,293	1,733

Accrued management fee	2,519	2,474

Deferred management fee	3,892	2,979

Other accrued liabilities	5,287	5,608

Total liabilities	39,970	36,784

Members’ capital:

Capital contributed	3,000	3,000

Retained earnings	2,911	3,948

Accumulated other comprehensive loss	(248)	(296)

Total members’ capital	5,663	6,652

Total liabilities and members’ capital	$45,633	$43,436

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(unaudited, amounts in thousands)

	2001	2000

Revenues:

Room revenue	$38,207	$38,949

Food and beverage revenue	16,779	17,499

Other hotel revenue	3,046	3,376

Other revenue	2,115	682

Total revenues	60,147	60,506

Expenses:

Departmental expenses of hotels:

Rooms	9,895	9,832

Food and beverage	12,123	12,535

Other	1,723	1,849

Cost of goods sold of non-hotel operations	14	96

Percentage lease expense	16,775	17,127

General and administrative	6,944	6,797

Advertising and promotion	4,010	3,564

Utilities	2,731	2,391

Franchisor royalties and other charges	2,100	1,891

Repairs and maintenance	3,099	3,055

Depreciation and amortization	26	26

Management fee expense	1,725	1,808

Other expense	19	204

Total expenses	61,184	61,175

Net loss	$(1,037)	$(669)

Comprehensive loss	$(989)	$(654)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(unaudited, amounts in thousands)

	2001	2000

Cash flows from operating activities:

Net loss	$(1,037)	$(669)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	26	26
Changes in assets and liabilities:

Accounts receivable	438	(80)

Inventories	95	79

Prepaid expenses and other assets	(116)	(254)

Rent payable	(950)	248

Accounts payable	2,863	3,140

Other accrued liabilities	1,273	3,955

Net cash provided by operating activities	2,592	6,445

Cash flows from investing activities:

Property additions	(38)	(29)

Purchase of investment in Boykin Lodging Company	(52)	—

Net cash used for investing activities	(90)	(29)

Cash flows from financing activities:

Distributions to members	—	(2,000)

Net cash used for financing activities	—	(2,000)

Net increase in cash and cash equivalents	2,502	4,416

Cash and cash equivalents, beginning of period	24,506	20,787

Cash and cash equivalents, end of period	$27,008	$25,203

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
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

2. ORGANIZATION:

      BMC was formed and commenced operations in November 4, 1996 to continue and expand the 42-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman and Chief Executive Officer of Boykin Lodging Company. As of March 31, 2001, BMC and its subsidiaries lease and/or manage 27 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

      BMC’s wholly-owned subsidiaries consist of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) – a hotel design, purchasing and project management company;

•	Purchasing Concepts I, LLC (“PCI”) – a hotel food and beverage operating and purchasing company;

•	Westboy, LLC (“Westboy”) – an entity that leases ten Doubletree-licensed hotels from Boykin Lodging Company;

•	ChiBoy, LLC (“ChiBoy”) – an entity that leases a hotel in Chicago, Illinois, from an affiliate of Boykin Lodging Company;

•	JerseyBoy, LLC (“JerseyBoy”) – an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey;

•	Boykin Enterprises, LLC – an entity that manages hotels and restaurants owned by third parties.

3. BASIS OF PRESENTATION:

      The separate financial statements of BMC’s subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to BMC’s consolidated financial statements and footnotes thereto included in Boykin Lodging Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

      The percentage leases have non-cancelable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index (“CPI”).

      For both annual and interim reporting purposes, BMC recognizes percentage lease expense pursuant to the provisions of the related percentage lease agreements.

      Other than real estate and personal property taxes, casualty insurance, ground lease rental and capital improvements, which are obligations of the Partnership, the percentage leases require BMC to pay all costs and expenses incurred in the operation of the BMC Hotels.

      The percentage leases require BMC to indemnify Boykin Lodging Company against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the BMC Hotels.

Westboy Lease on Ten Doubletree Hotels

      Effective January 1, 1998, Westboy, LLC (“Westboy”), a wholly-owned subsidiary of BMC, entered into a long-term lease agreement with Red Lion Inns Operating L.P. (“OLP”) with terms similar to those described above. The ten Doubletree-licensed hotels (the “Doubletree Hotels”) leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Hilton Hotel Corporation (“Hilton”).

      The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Selected financial information of Westboy is as follows:

	Percentage	Net income
	Lease Expense	(loss)

Year ended December 31, 1998	$29,719	$193

Year ended December 31, 1999	29,478	119

Year ended December 31, 2000	29,235	(1,217)

Three months ended March 31, 2001	6,114	(838)

	December 31,	March 31,
	2000	2001

Cash and cash equivalents	$8,010	$7,263

Member’s equity	95	(743)

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

      Future minimum rent (ignoring CPI increases) to be paid by BMC, Westboy, and ChiBoy under their respective percentage lease agreements at March 31, 2001 for each of the years in the period 2001 to 2005 and in total thereafter is as follows:

Remainder of 2001	$37,543

2002	47,725

2003	19,419

2004	16,575

2005	13,265

2006 and thereafter	7,855

$142,382

5. RELATED PARTY TRANSACTIONS:

      Percentage lease expense payable to the Partnership (including OLP) was $15,575 and $16,096 for the three months ended March 31, 2001 and 2000, respectively. Percentage lease expense payable to Boykin Chicago was $1,200 and $1,031 for the three months ended March 31, 2001 and 2000, respectively.

      At March 31, 2001 and December 31, 2000, BMC (including Westboy) had receivables from the Partnership of $1,878 and $2,056, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership as well as $1,600 of estimated lease termination fees at March 31, 2001 due from the Partnership associated with the sale of the Daytona Beach Radisson Resort. The fee income has been recorded on an estimated basis and is subject to future adjustment. At March 31, 2001 and December 31, 2000, ChiBoy had receivables from Boykin Chicago of $42 and $168, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

      At March 31, 2001 and December 31, 2000, BMC had payables to the Partnership of $4,598 and $4,632, respectively, for amounts due pursuant to the percentage leases with the Partnership. At March 31, 2001 and December 31, 2000 ChiBoy had payables to Boykin Chicago of $2 and $918, respectively, for amounts due pursuant to the percentage lease with Boykin Chicago.

      A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid $231 for services through March 31, 2001 consisting of $141 for design services, $39 for purchasing services, $41 for project management services and $10 for reimbursement of expenses.

      Effective February 1, 2000, JerseyBoy LLC manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Management fee income from the Partnership was $43 and $38 for the quarter ended March 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust that currently owns interests in 32 hotels throughout the United States and leases its properties to established hotel operators. Our primary business strategies are:

•	maximizing revenue growth in our hotels through –
•	strong management performance from our lessee/operators;

•	selective renovation;

•	expansion and development; and

•	brand repositioning;
•	acquiring upscale, full-service commercial and resort hotels that will increase our cash flow and are purchased at a discount to their replacement cost; and

•	developing strategic alliances and relationships with both a network of high-quality hotel operators and franchisors of the hotel industry’s premier upscale brands.

BOYKIN’S FORMATION AND RECENT EVENTS

      We completed our initial public offering (“IPO”) in November 1996 and, through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), we acquired nine hotel properties. Boykin Lodging Company currently has a 92.1% ownership interest in, is the sole general partner of and does all its business through the Partnership. Since the IPO, we have acquired 25 hotels (including the ten-hotel portfolio discussed below) by raising capital through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations. We have also disposed of two hotels via exchange and sale.

•	In 1998, we raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares.

•	In the same year, we acquired a portfolio of ten Doubletree-licensed hotels through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, we issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.

•	At March 31, 2001, we had $302.4 million of debt outstanding under various debt instruments.

•	We currently have strategic alliances with three hotel operators and own four hotels with them through joint venture structures. In 1999, we also formed a joint venture with AEW Partners III, L.P. (“AEW”) and, through that joint venture, we purchased a hotel located in downtown Chicago.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2001

      Refer to the “Results of Operations” section below for discussion of our first quarter results compared to 2000 as well as the operational results of BMC.

      During the first quarter, we sold the Daytona Beach Radisson Resort for $12.5 million and recognized a $.2 million gain on the transaction. We also continued our renovation program, spending over $5 million, or approximately seven percent of hotel revenues. This money was primarily spent renovating the guestrooms at our Hunt Valley and Columbus Marriotts, Berkeley Radisson and some of the Doubletrees. We believe it is important to keep our hotels in first-class condition in an effort to outperform the competition and to deliver superior room revenue per available room (“REVPAR”) gains, and we are focusing our renovation activities on hotels in areas with the highest revenue potential. We also believe the long-term demand for rooms in most of our markets will continue to grow and therefore we expect to continue to implement our renovation plans aggressively.

      In March 2001, we completed an $83 million interest rate swap, which fixes the overall interest rate on this debt at 7.32% until July 2003. We now have over two-thirds of our total debt locked in at a weighted average rate under 7.1%.

      We are currently working on an expansion project at our Pink Shell Beach Resort, which would increase the resort by 33 rooms. If we proceed with the project, our plan is to demolish 59 cottage units, or about 28% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. As with any renovation, the shorter-term effects may be a lower REVPAR and revenues, due to the demolition of the cottage units. We plan to make the decision to proceed with this project when we have pre-sold a significant portion of condominiums and, although we are very encouraged by the preliminary interest we have seen, we don’t expect to know that until late in the second quarter or early in the third quarter of 2001.

      We continue to actively seek acquisitions and/or swap candidates for hotels in our portfolio, and we are being selective in terms of yield and earnings criteria. We also continue to evaluate an expansion opportunity at one of our hotels to maximize the value of our portfolio. We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available.

      Based upon first quarter results and our current booking trends, which reflect softening demand from the slowing economy, our outlook is now for REVPAR growth of flat to two percent for the year.

RESULTS OF OPERATIONS

      The following discusses our results of operations and those of BMC for the quarter ended March 31, 2001 compared to the same period in 2000.

Boykin Lodging Company

Quarter Ended March 31, 2001 Compared to 2000

      Our percentage lease revenue decreased 1.1% to $16.2 million in 2001, from $16.4 million for the same period in 2000 because of the sale of the Daytona Beach Radisson Resort in January 2001. The decrease was also attributable to $.3 million of percentage lease revenue recognized in the first quarter of 2000 from our Mt. Laurel Radisson, which we took over in February 2000. In 2001, instead of percentage lease revenues, Mt. Laurel’s hotel revenues and expenses are separately reflected in the results of operations. These factors were offset by an increase in percentage lease revenue from the remainder of our portfolio due to increased hotel revenues in 2001 over 2000. Percentage lease revenue payable by BMC and Westboy represented $12.5 million, or 77.0% of total percentage lease revenue in the 2001 period, compared to $12.5 million, or 76.3% of total percentage lease revenue, in 2000.

      The net loss improved slightly to $.5 million for the three months ended March 31, 2001, compared to a net loss of $.7 million in 2000. As a percent of percentage lease revenue, the net loss was $.5 million or 2.9% of percentage lease revenues in 2001 from a net loss of $.7 million or 4.2% or percentage lease revenues in 2000, primarily because of the following items:

•	a $.2 million gain on the sale of our Daytona Beach Radisson Resort, recorded in 2001;

•	a decrease in real estate related depreciation and amortization from $7.8 million, or 47.4% of percentage lease revenue in 2000, to $7.0 million, or 43.3% in 2001, primarily because of the Daytona disposition and three assets held for sale for which no depreciation was charged in 2001, and;

•	an increase in interest and other income of $.5 million in 2001 over 2000.

The increases in net income are offset by the following items:

•	a gain on property insurance recovery of $.4 million recorded in 2000 related to property damage at our two Melbourne, Florida hotels in late 1999;

•	an increase in interest expense to $5.8 million in 2001, or 35.9% of percentage lease revenues, compared to $5.6 million in 2000, or 34.0% of percentage lease revenues, because of higher outstanding borrowings, and;

•	a one-time charge of $.4 million in 2001 for the one-time effect of a change in accounting principle related to the write-down of a derivative asset pursuant to new accounting rules under SFAS No. 133.

      Our funds from operations (“FFO”) for the quarter ended March 31, 2001 was $10.1 million compared to $10.2 million in 2000.

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

      We compute FFO in accordance with the NAREIT White Paper except that, on an interim basis only, we add back deferred rent under SAB 101, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended March 31, 2001 and 2000, respectively (in thousands):

	2001	2000

Net loss	$(465)	$(697)

Real estate related depreciation and amortization	7,028	7,785

Deferred rent	3,304	3,649

Gain on property insurance recovery	—	(407)

Gain on sale of assets	(240)	—

One-time effect of change in accounting principle	373	—

Minority interest	(71)	(58)

Equity loss of unconsolidated joint venture	174	115

FFO applicable to joint venture minority interest	(14)	(184)

Funds from operations	$10,089	$10,203

      The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2001 and 2000:

	Three Months Ended
	March 31,

	2001	2000

All Hotels (32 hotels) (a)
Hotel revenues	$71,986	$72,743

REVPAR	$59.87	$58.72

Occupancy	62.2%	62.6%

Average daily rate	$96.26	$93.75

Comparable Hotels (30 hotels) (b)
Hotel revenues	$67,394	$68,447

REVPAR	$59.27	$58.66

Occupancy	61.9%	62.9%

Average daily rate	$95.81	$93.24

Doubletree Portfolio (10 hotels)
Hotel revenues	$25,187	$25,364

REVPAR	$55.80	$53.60

Occupancy	64.4%	64.8%

Average daily rate	$86.63	$82.77

(a)	Includes hotels all hotels owned by Boykin at the end of the quarter, including predecessors’ results.

(b)	Includes hotels owned by Boykin in both periods.

BMC

Quarter Ended March 31, 2001 Compared to 2000

      For the quarter ended March 31, 2001, BMC’s hotel revenues decreased 3.0%, to $58.0 million, compared to $59.8 million for the same period in 2000. The decrease was primarily because of the drop in hotel revenue due to the sale of the Daytona Beach Radisson Resort, which was sold in January 2001.

      Percentage lease expense for the quarter ended March 31, 2001 decreased 2.0%, to $16.8 million, compared to $17.1 million for the same period in 2000, primarily due to the loss in hotel revenue from the sale of Daytona. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $44.4 million in the quarter ended March 31, 2001 compared to $44.0 million for the same period in 2000. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 76.5% in 2001 from 73.4% in 2000, resulting in a net loss of $1.0 million for the quarter ended March 31, 2001 compared to a net loss of $.7 million in 2000.

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

      Westboy, LLC (“Westboy”), a wholly-owned subsidiary of BMC, leases ten Doubletree-licensed hotels owned by Red Lion Inns Operating L.P (“OLP”) pursuant to a percentage lease agreement. The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Refer to Note 4 of the Notes to Consolidated Financial Statements of BMC included in this Form 10-Q for selected financial information related to Westboy. For the quarter ended March 31, 2001, Westboy recognized a net loss of $.8 million. In the opinion of management, Westboy should be able to continue making its percentage lease payments over the next 12 months. However, there can be no assurance that Westboy will be able to continue making percentage lease payments at the current rate over the long term. In addition, no assurance can be given that the new lease terms with Westboy, or any other party, after 2002 will be made at the current rate.

      As of March 2001, we had $2.3 million of unrestricted cash and cash equivalents, $6.8 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance, and we had outstanding borrowings totaling $21.0 million and $281.4 million against our credit facility and term notes payable, respectively.

      We have a $100 million credit facility available, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million, $45 million, and $108 million term notes payable, please see Notes 4 and 5, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

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

      In 2001, we expect to spend approximately $20 million on renovations at our hotels. This figure excludes the Pink Shell and Chicago Executive Plaza projects discussed below, but this includes renovating the guestrooms and public space at our newly-acquired Doubletree Guest Suites in Southfield, Michigan at a cost of approximately $5.5 million, which will be reflagged as an Embassy Suites. It also includes completing guestroom renovations at our Berkeley Marina Radisson, Hunt Valley Marriott and Columbus Marriott, which were substantially complete at the end of the first quarter. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund our remaining 2001 renovations.

      Over the past two years, we have perfected zoning rights to expand our Pink Shell Beach Resort by 33 rooms. If we proceed with the project, our plan is to demolish 59 cottage units, or about 28% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort and sell these units as condos, with the expectation that the condo owners would put their unused room nights back to the resort. We would use our line of credit to fund the approximately mid-$20 million project cost, use the proceeds from the condo sales to pay back the line of credit, expect to reap a significant gain on the sale of the condos, and ultimately expect to increase our bottom line at the resort. As with any renovation, the shorter-term effects may be lower REVPAR and revenues, due to the demolition of the cottage units. We plan to make the decision to proceed with this project when we have pre-sold a significant portion of condos and, although we are very encouraged by the preliminary interest we have seen, we don’t expect to know that until late second quarter/early third quarter of 2001.

      In the fall of 2001, we expect to commence an approximate $15 million renovation of the Executive Plaza Hotel in Chicago, Illinois, of which we would provide approximately $3 million of equity funding utilizing availability under our line of credit.

      Based upon our REVPAR growth assumptions discussed above, FFO for 2001 should be approximately $44 million to $45 million.

INFLATION

      Our revenues are from percentage leases, which can change based on changes in the revenues of our hotels, as well as from CPI adjustments in the percentage lease rent formulas, which are adjusted each year accordingly with the CPI. Therefore, we rely entirely on the performance of the hotels and the lessees’ ability to increase revenues to keep pace with inflation. Operators of hotels in general, and our lessees, can change room rates quickly, but competitive pressures may limit the lessees’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent, are subject to inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $100 million secured credit facility, our $45 million secured term loan, our $108 million term loan and our 43.75% share of Boykin Chicago’s $30 million term note payable.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at no more than 7.32%. Based on the new interest protection, approximately 70% and 68% of our outstanding debt at March 31, 2001 and December 31, 2000 is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 8.2% for the quarter ended March 31, 2001.

      We review interest rate exposure quarterly in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. Other than the interest protection agreement discussed above, we do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.2 million, based upon the balances outstanding on our variable rate instruments at March 31, 2001.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25,1999 between Boykin Lodging Company and National City Bank, as rights agent

	(a)	Incorporated by reference from Boykin’s form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

(b)	Reports on Form 8-K

None.

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to:

•	Leasing, management or performance of the hotels;

•	Boykin’s plans for expansion, conversion or renovation of the hotels;

•	Adequacy of reserves for renovation and refurbishment;

•	Potential acquisitions and dispositions by Boykin;

•	Boykin’s financing plans;

•	Boykin’s policies regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters; and

•	Trends affecting Boykin’s or any hotel’s financial condition or results of operations.

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

May 15, 2001	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 15, 2001	/s/ Paul A. O’Neil Paul A. O’Neil Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank, as rights agent

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.