Form 10-Q
period 2001-06-30
BOYKIN LODGING CO
filed 2001-08-13
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500,
45 W. Prospect Avenue
Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

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
Yes __X__ No _____

      The number of common shares, without par value, outstanding as of August 10, 2001: 17,177,240

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2001	2000

ASSETS

Investment in hotel properties, net	$552,824	$565,224

Cash and cash equivalents	2,873	4,175

Rent receivable from lessees:

Related party lessees	6,499	4,632

Third party lessees	1,335	652

Deferred expenses, net	5,123	6,200

Restricted cash	7,647	7,034

Investment in unconsolidated joint ventures	11,035	10,291

Other assets	3,619	2,385

	$590,955	$600,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$24,000	$29,500

Term notes payable	280,961	281,940

Accounts payable and accrued expenses	12,860	9,533

Dividends/distributions payable	6,814	6,791

Deferred lease revenue	7,825	—

Due to lessees:

Related party lessees	1,829	2,056

Third party lessees	576	757

Minority interest in joint ventures	7,343	8,071

Minority interest in operating partnership	7,630	8,679

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,173,720 and 17,146,938 shares outstanding at

June 30, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	312,069	311,493

Distributions in excess of income	(68,571)	(56,593)

Other comprehensive loss	(591)	—

Unearned compensation – restricted shares	(1,790)	(1,634)

Total shareholders’ equity	241,117	253,266

	$590,955	$600,593

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Lease revenue from related party	$13,570	$13,701	$26,075	$26,232

Other lease revenue	2,768	3,285	6,500	7,171

Revenues related to hotel operations	1,987	2,006	3,425	3,264

Interest and other income	305	183	950	346

	18,630	19,175	36,950	37,013

Expenses:

Real estate related depreciation and amortization	7,028	7,423	14,056	15,208

Real estate and personal property taxes, insurance and ground rent	2,781	2,608	5,506	5,275

General and administrative	1,495	1,339	2,933	2,894

Expenses related to hotel operations	1,390	1,471	2,626	2,497

Interest expense	5,493	5,816	11,315	11,401

Amortization of deferred financing costs	301	267	601	534

Gain on property insurance recovery	—	—	—	(407)

	18,488	18,924	37,037	37,402

Equity income (loss) of unconsolidated joint

ventures	618	37	444	(78)

Income (loss) before gain on sale of assets, minority interest and one-time effect of change in accounting principle	760	288	357	(467)

Gain on sale of assets	—	—	240	—

Minority interest in joint ventures	428	(113)	408	(198)

Minority interest in operating partnership	(16)	63	75	206

Income (loss) before one-time effect of change in accounting principle	1,172	238	1,080	(459)

One-time effect of change in accounting principle	—	—	(373)	—

Net income (loss) applicable to common shares	$1,172	$238	$707	$(459)

Comprehensive income (loss)	$1,007	$238	$116	$(459)

Earnings per share:

Basic	$.07	$.01	$.04	$(.03)

Diluted	$.07	$.01	$.04	$(.03)

Weighted average number of common shares outstanding:

Basic	17,171	17,135	17,166	17,131

Diluted	17,234	17,318	17,217	17,310

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(unaudited, dollar amounts in thousands)

		Additional	Distributions in	Other
	Common	Paid-In	Excess	Comprehensive	Unearned
	Shares	Capital	of Income	Loss	Compensation	Total

Balance, December 31, 2000	17,146,938	$311,493	$(56,593)	$—	$(1,634)	$253,266

Issuance of common shares	26,782	576	—	—	(449)	127

Dividends declared -

$.365 per common share	—	—	(12,685)	—	—	(12,685)

Change in fair market value

of interest rate swap	—	—	—	(591)	—	(591)

Amortization of unearned

compensation	—	—	—	—	293	293

Net income	—	—	707	—	—	707

Balance, June 30, 2001	17,173,720	$312,069	$(68,571)	$(591)	$(1,790)	$241,117

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited, amounts in thousands)

	2001	2000

Cash flows from operating activities:

Net income (loss)	$707	$(459)

Adjustments to reconcile net income to net cash flow provided by operating activities -

Gain on property insurance recovery	—	(407)

Gain on sale of assets	(240)	—

One-time effect of change in accounting principle	373	—

Depreciation and amortization	14,657	15,742

Amortization of unearned compensation	293	228

Equity (income) loss of unconsolidated joint ventures	(444)	78

Deferred rent	7,825	10,120

Minority interests	(483)	(8)

Changes in assets and liabilities -

Rent receivable	(2,550)	(5,342)

Restricted cash	(613)	(691)

Other assets	(1,208)	(1,192)

Accounts payable and accrued expenses	2,736	853

Due to lessees	(2,008)	177

Net cash flow provided by operating activities	19,045	19,099

Cash flows from investing activities:

Investment in unconsolidated joint ventures	(479)	—

Improvements and additions to hotel properties	(12,127)	(9,815)

Net proceeds from sale of asset	12,374	—

Net proceeds from property insurance recovery	—	1,186

Net cash flow used for investing activities	(232)	(8,629)

Cash flows from financing activities:

Payments of dividends and distributions	(13,604)	(17,428)

Net (repayments) borrowings against credit facility	(5,500)	7,000

Repayment of term note payable	(979)	(138)

Payments of deferred financing costs	—	(123)

Net proceeds from issuance of common shares	127	146

Distributions to joint venture minority interest partners, net	(320)	(92)

Distributions received from unconsolidated joint ventures	161	87

Net cash flow used for financing activities	(20,115)	(10,548)

Net change in cash and cash equivalents	(1,302)	(78)

Cash and cash equivalents, beginning of period	4,175	3,971

Cash and cash equivalents, end of period	$2,873	$3,893

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(dollar amounts in thousands except per share data)

1. BACKGROUND:

      Boykin Lodging Company is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of June 30, 2001, Boykin owned interests in 32 hotels containing a total of 9,030 guest rooms located in 19 states.

      Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels. As of June 30, 2001, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries leased and/or managed 27 of the 32 hotels in which Boykin has ownership interests. Since a significant portion of Boykin’s revenue is received from BMC and its subsidiaries, the financial statements and footnotes of BMC and its subsidiaries, contained within this Form 10-Q should be read in conjunction with Boykin’s financial statements and footnotes.

Formation and Significant Events

      In November 1996, Boykin completed its initial public offering (“IPO”), and through Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), acquired nine hotel properties and leased them to BMC. BMC is indirectly owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin Lodging Company (53.8%), and his brother, John E. Boykin (46.2%).

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

Consolidated Joint Ventures

      Boykin currently has strategic alliances with three hotel operators and owns four hotels with them through joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

			Lessee/JV
		Boykin Ownership	Ownership		Date of Hotel
Name of Joint Venture	Lessee/JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Purchase

BoyStar Ventures, L.P.	MeriStar	91%	9%	Holiday Inn Minneapolis West	July 1997

Shawan Road Hotel L.P.	Davidson	91%	9%	Marriott’s Hunt Valley Inn	July 1997

Boykin San Diego LLC	Outrigger	91%	9%	Hampton Inn San Diego Airport/Sea World	November 1997

Boykin Kansas City LLC	MeriStar	80%	20%	Doubletree Kansas City	November 1997

Unconsolidated Joint Ventures

      In February 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin has a 25% ownership interest in the joint venture. In August 1999, the Boykin/AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, LLC, which purchased a hotel in downtown Chicago with a private investor. In 2000, Boykin purchased the 25% ownership interest in Boykin Chicago, LLC from the private investor for $6.3 million, thereby increasing Boykin’s total ownership percentage in the hotel from 18.75% to 43.75%.

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

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2000.

2. NET INCOME PER SHARE/PARTNERSHIP UNITS OUTSTANDING:

      Boykin’s basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic earnings per common share	$0.07	$0.01	$0.04	$(0.03)

Diluted earnings per common share	$0.07	$0.01	$0.04	$(0.03)

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At June 30, 2001 and 2000, there were a total of 1,291,114 basic and diluted limited partnership units issued and outstanding. For the three and six months ended June 30, 2001 and 2000, the weighted average basic and diluted common shares and partnership units outstanding was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Common shares and limited partnership units:

Basic	18,462,086	18,426,021	18,457,318	18,422,527

Diluted	18,525,384	18,609,272	18,508,182	18,600,685

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

4. CREDIT FACILITY:

      Boykin has a secured credit facility with a group of banks which enables it to borrow up to $100,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 2.75% (7.2% as of June 30, 2001), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension option. The credit facility is secured by eight hotel properties. Outstanding borrowings against the credit facility at June 30, 2001 and December 31, 2000 were $24,000 and $29,500, respectively.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2001 and December 31, 2000.

5. TERM NOTES PAYABLE:

      OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial covenants. OLP was in compliance with these covenants at June 30, 2001 and December 31, 2000.

      Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2% (6.9% at June 30, 2001). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2001 and December 31, 2000.

      Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (6.4% at June 30, 2001). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial covenants. BHC was in compliance with its covenants at June 30, 2001 and December 31, 2000.

      In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

Maturities of long-term debt at June 30, 2001 are as follows:

2001	$990

2002	47,111

2003	110,264

2004	2,402

2005	2,601

2006 and thereafter	117,593

$280,961

6. PERCENTAGE LEASE AGREEMENTS:

      The percentage leases have noncancelable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined in the leases. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

      Actual payments due from tenants under the percentage leases were $20,860 and $23,457 for the three months ended June 30, 2001 and 2000, respectively. However, under the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements,” percentage lease revenue is recorded net of deferred lease revenue of $4,522 and $6,471 for the three months ended June 30, 2001 and 2000, respectively. Actual payments due from tenants under the percentage leases were $40,400 and $43,523 for the six months ended June 30, 2001 and 2000, respectively. Percentage lease revenue is recorded net of deferred lease revenue of $7,825 and $10,120 for 2001 and 2000, respectively. Under the provisions of SAB No. 101, a portion of Boykin’s percentage lease revenues are deferred in the first, second and third quarters, and will be recognized in the fourth quarter as specified targets are achieved. SAB No. 101 has no impact on Boykin’s interim cash flow or year-end results of operations.

      Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period 2001 to 2005 and in total thereafter are as follows:

	Related Party Lessees	Other Lessees	Totals

Remainder of 2001	$22,628	$5,269	$27,897

2002	40,698	9,029	49,727

2003	14,619	7,095	21,714

2004	11,775	7,095	18,870

2005	10,065	7,095	17,160

2006 and thereafter	7,855	13,702	21,557

	$107,640	$49,285	$156,925

7. RELATED PARTY TRANSACTIONS:

      The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through June 30, 2001. At June 30, 2001 and December 31, 2000, Boykin had rent receivable of $6,499 and $4,632, respectively, due from related party lessees.

      A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid $475 for services through June 30, 2001 consisting of $293 for design services, $25 for purchasing services, $41 for project management services and $116 for reimbursement of expenses.

      At June 30, 2001 and December 31, 2000, Boykin had a payable to related party lessees of $1,829 and $2,056, respectively, primarily for estimated lease termination fees as of June 30, 2001 related to the sale of the Daytona hotel (Note 10) and for the reimbursement of capital expenditures and other transaction costs incurred on behalf of the Partnership and OLP.

      Effective February 1, 2000, JerseyBoy LLC (“JerseyBoy”) manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $60 for each of the three month periods ended June 30, 2001 and 2000. Management fees paid for the six months ending June 30, 2001 and 2000, were $103 and $98, respectively.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

      During the six month periods ended June 30, 2001 and 2000, noncash financing transactions consisted of $6,814 and $8,736, respectively, of dividends and Partnership distributions which were declared but not paid as of June 30, 2001 and 2000, respectively.

      Interest paid during the six month periods ended June 30, 2001 and 2000 was $11,172 and $11,308 respectively. In the first half of 2001, Boykin granted 52,750 common shares, valued at $460 and cancelled 976 common shares, valued at $12, under Boykin’s Long–Term Incentive Plan.

9. NEW ACCOUNTING PRONOUNCEMENTS:

      Effective January 1, 2001, Boykin adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. This is typically accomplished using an interest rate swap or cap. For financial reporting purposes, the change in market value of the effective portion of the hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings. In general, the amount of volatility will vary with the changes in market interest rates and the level of derivative activities during any period.

      The impact of adopting SFAS No. 133 was the recognition of an unrealized loss of $373, net of minority interest of $32, related to Boykin’s existing interest rate cap, which is reflected as a one-time effect of a change in accounting in Boykin’s results of operations for the six months ended June 30, 2001.

      In March 2001, Boykin entered into an interest rate swap that fixes the overall interest rate at 7.32% on $83,000 of debt. The fair market value of the swap as of June 30, 2001 is reflected as other comprehensive loss of $591 in the equity section, with a corresponding liability in the accompanying balance sheet.

10. SALE OF ASSET

      In January 2001, Boykin sold its Daytona Beach Radisson Resort for $12,500 and recognized a gain of $240. Netted against the gain is an estimated lease termination fee of $1,600 due to BMC in connection with the sale. The fee has been recorded on an estimated basis and is subject to future adjustment.

11. SUBSEQUENT EVENT

      In August 2001, Boykin announced the formation of a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. Boykin has a 50% ownership interest in the joint venture, which acquired a 219-room full-service hotel in Lyndhurst, New Jersey. Concord will manage the hotel pursuant to a management agreement with a wholly-owned taxable REIT subsidiary of the joint venture. Because of the non-controlling nature of Boykin’s ownership interest in the joint venture, Boykin will account for its investment in the joint venture using the equity method.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(amounts in thousands)

	(Unaudited)
	June 30,	December 31,
ASSETS	2001	2000

Cash and cash equivalents	$30,037	$24,506

Accounts receivable:

Trade, net of allowance for doubtful accounts of $303 and $114 at June 30, 2001 and December 31, 2000, respectively	11,762	11,436

Related party lessors	1,835	2,224

Other	626	241

Inventories	2,160	2,253

Property and equipment, net	299	300

Investment in Boykin Lodging Company	298	158

Prepaid expenses and other assets	491	2,318

Total assets	$47,508	$43,436

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$8,106	$5,550

Accounts payable:

Trade	3,824	5,358

Advance deposits	1,016	1,107

Bank overdraft liability	11,000	7,493

Accrued expenses:

Accrued payroll	1,540	1,354

Accrued vacation	3,269	3,128

Accrued sales, use and occupancy taxes	2,056	1,733

Accrued management fee	—	2,474

Deferred management fee	5,134	2,979

Other accrued liabilities	5,657	5,608

Total liabilities	41,602	36,784

Members’ capital:

Capital contributed	3,000	3,000

Retained earnings	3,114	3,948

Accumulated other comprehensive loss	(208)	(296)

Total members’ capital	5,906	6,652

Total liabilities and members’ capital	$47,508	$43,436

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:
Room revenue	$43,849	$46,346	$82,056	$85,295

Food and beverage revenue	19,002	19,638	35,781	37,137

Other hotel revenue	3,961	4,636	7,007	8,012

Other revenue	597	588	2,712	1,270

Total revenues	67,409	71,208	127,556	131,714

Expenses:

Departmental expenses of hotels:

Rooms	10,459	10,744	20,354	20,576

Food and beverage	13,067	13,642	25,190	26,177

Other	2,174	2,301	3,897	4,150

Cost of goods sold of non-hotel operations	—	8	14	104

Percentage lease expense	20,179	21,607	36,954	38,734

General and administrative	7,297	6,914	14,240	13,711

Advertising and promotion	3,819	3,747	7,829	7,311

Utilities	1,569	2,288	4,300	4,679

Franchisor royalties and other charges	2,399	2,298	4,499	4,189

Repairs and maintenance	3,064	3,146	6,163	6,201

Depreciation and amortization	26	25	52	51

Management fee expense	2,031	2,235	3,756	4,043

Other expense (income)	122	(268)	142	(64)

Total expenses	66,206	68,687	127,390	129,862

Net income	$1,203	$2,521	$166	$1,852

Comprehensive income	$1,243	$2,553	$254	$1,899

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited, amounts in thousands)

	2001	2000

Cash flows from operating activities:

Net income	$166	$1,852

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	52	51

Changes in assets and liabilities:

Accounts receivable	(322)	(2,761)

Inventories	93	5

Prepaid expenses and other assets	1,827	165

Rent payable	2,556	4,727

Accounts payable	1,882	3,294

Other accrued liabilities	380	(1,836)

Net cash provided by operating activities	6,634	5,497

Cash flows from investing activities:

Property additions	(51)	(20)

Purchase of investment in Boykin Lodging Company	(52)	—

Net cash used for investing activities	(103)	(20)

Cash flows from financing activities:

Distributions to members	(1,000)	(2,000)

Net cash used for financing activities	(1,000)	(2,000)

Net increase in cash and cash equivalents	5,531	3,477

Cash and cash equivalents, beginning of period	24,506	20,787

Cash and cash equivalents, end of period	$30,037	$24,264

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
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

2. ORGANIZATION:

      BMC was formed and commenced operations in November 1996 to continue and expand the 42-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman and Chief Executive Officer of Boykin Lodging Company. As of June 30, 2001, BMC and its subsidiaries lease and/or manage 27 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

      BMC’s wholly-owned subsidiaries consist of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) — a hotel design and project management company;
•	Purchasing Concepts I, LLC (“PCI”) – a hotel food and beverage operating and purchasing company;
•	Westboy, LLC (“Westboy”) – an entity that leases ten Doubletree-licensed hotels from Boykin Lodging Company;
•	ChiBoy, LLC (“ChiBoy”) – an entity that manages a hotel in Chicago, Illinois, for an affiliate of Boykin Lodging Company;
•	JerseyBoy, LLC (“JerseyBoy”) – an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey;
•	Boykin Enterprises, LLC – an entity that manages hotels and restaurants owned by third parties.

      3. BASIS OF PRESENTATION:

      The separate financial statements of BMC’s subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to BMC’s consolidated financial statements and footnotes thereto included in Boykin Lodging Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

      The percentage leases have non-cancelable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined in the leases. BMC is required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index (“CPI”).

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

      The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. The rent will be reset to market rental rates if any of the ten hotels are sold. Selected financial information of Westboy is as follows:

	Percentage	Net income
	Lease Expense	(loss)

Year ended December 31, 1998	$29,719	$193

Year ended December 31, 1999	29,478	119

Year ended December 31, 2000	29,235	(1,217)

Six months ended June 30, 2001	13,805	(1,102)

	June 30,	December 31,
	2001	2000

Cash and cash equivalents	$7,246	$8,010

Member’s equity	(1,007)	95

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

ChiBoy Lease on Executive Plaza Hotel

      Effective August 31, 1999, ChiBoy entered into a long-term lease agreement with Boykin Chicago LLC, an entity in which the Partnership has a 43.75% interest, with terms similar to those described above. The Executive Plaza hotel is located in Chicago, Illinois. BMC made an initial capital contribution to ChiBoy of $280 in cash. Effective June 30, 2001, the lease agreement was terminated and ChiBoy entered into a new management agreement with a subsidiary of Boykin Chicago LLC.

      Future minimum rent (ignoring CPI increases) to be paid by BMC and Westboy under their respective percentage lease agreements at June 30, 2001 for each of the years in the period 2001 to 2005 and in total thereafter is as follows:

Remainder of 2001	$22,628

2002	40,698

2003	14,619

2004	11,775

2005	10,065

2006 and thereafter	7,855

$107,640

5. RELATED PARTY TRANSACTIONS:

      Percentage lease expense payable to the Partnership (including OLP) was $33,022 and $35,683 for the six months ended June 30, 2001 and 2000, respectively. Percentage lease expense payable to Boykin Chicago was $3,932 and $3,051 for the six months ended June 30, 2001 and 2000, respectively.

      At June 30, 2001 and December 31, 2000, BMC (including Westboy) had receivables from the Partnership of $1,829 and $2,056, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership as well as $1,600 of estimated lease termination fees at June 30, 2001 due from the Partnership associated with the sale of the Daytona Beach Radisson Resort. The fee income has been recorded on an estimated basis and is subject to future adjustment. At June 30, 2001 and December 31, 2000, ChiBoy had receivables from Boykin Chicago of $6 and $168, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

      At June 30, 2001 and December 31, 2000, BMC had payables to the Partnership of $6,499 and $4,632, respectively, for amounts due pursuant to the percentage leases with the Partnership. At June 30, 2001 and December 31, 2000 ChiBoy had payables to Boykin Chicago of $1,607 and $918, respectively, for amounts due pursuant to the percentage lease with Boykin Chicago.

      A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid $475 for services through June 30, 2001 consisting of $293 for design services, $25 for purchasing services, $41 for project management services and $116 for reimbursement of expenses.

      Effective February 1, 2000, JerseyBoy manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Management fee income from the Partnership was $103 and $98 for the six months ended June 30, 2001 and 2000, respectively.

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

      Since the IPO, we have acquired ownership interest in 26 hotels (including the ten-hotel portfolio discussed below) by raising capital through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations. We have also disposed of two hotels via exchange and sale.

•	In 1998, we raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares.
•	In the same year, we acquired a portfolio of ten Doubletree-licensed hotels through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, we issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.
•	At June 30, 2001, we had $305.0 million of debt outstanding under various debt instruments.
•	We currently have strategic alliances with four hotel operators and own five hotels with them through joint venture structures. In 1999, we also formed a joint venture with AEW Partners III, L.P. (“AEW”), and through that joint venture, we purchased a hotel located in downtown Chicago.
•	During August 2001, we announced our formation of a joint venture with Concord Hospitality Enterprises (“Concord”), and through that joint venture, we purchased a hotel in Lyndhurst, New Jersey, approximately eight miles from midtown Manhattan.

SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2001

      Refer to the “Results of Operations” section below for discussion of our first quarter results compared to 2000 as well as the operational results of BMC.

      We continued our renovation program, spending over $12 million, or approximately eight percent of hotel revenues. This money was primarily spent renovating the guestrooms at our Hunt Valley and Columbus Marriotts, Berkeley Radisson and some of the Doubletree hotels. Approximately $1.2 million of the spending as of June 30, 2001 related to a $5.5 million renovation of the Doubletree Guest Suites in Southfield, Michigan. The renovation is expected to be completed around the end of the third quarter. At that point, it is expected that the hotel will be reflagged as an Embassy Suites. Excluded from these amounts is the anticipated $15 million renovation of the Executive Plaza Hotel in Chicago. The renovation is scheduled to commence in the fall of 2001 and stretch throughout most of 2002, resulting in 33 additional hotel rooms. We believe it is important to keep our hotels in first-class condition in an effort to outperform the competition and to deliver superior room revenue per available room (“REVPAR”) gains, and we are focusing our renovation activities on hotels in areas with the highest revenue potential.

      We continue to work on an expansion project at our Pink Shell Beach Resort, which would increase the resort by 39 rooms. Although we are not obligated at this point to proceed with the project, it is likely that we will move forward with our plans to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. As with any renovation, the shorter-term effects may be a lower REVPAR and revenues, due to the demolition of the cottage units. The pre-marketing activity for project has generated significant interest. At this point, we continue to work out details of permits and other construction related items. If we go forward with this project, we now anticipate that it would not start until next spring. This will give us more time to resolve the open issues in connection with the project and will have the added benefit of allowing us to fully capture the peak season in 2002.

      In August 2001, we announced our formation of a joint venture with Concord, a privately owned hotel investment and management company. The joint venture acquired a 219 room full-service hotel in Lyndhurst, New Jersey. We have a 50% ownership interest in the hotel through the joint venture. Our initial investment in the joint venture approximates $3.5 million. Our share of the results of the joint venture will be reflected in the financial statements under the equity method of accounting. The joint venture will spend an estimated $6 million renovating and adding guest rooms. Upon completion of the renovation, estimated to be in the spring of 2002, the hotel will be re-flagged as a Courtyard by Marriott.

      We continue to seek acquisitions and/or swap candidates for hotels in our portfolio, and we are being selective in terms of yield and earnings criteria. We also continue to evaluate an expansion opportunity at one of our hotels to maximize the value of our portfolio. We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available.

      Based upon second quarter results and our current booking trends, which reflect softening demand from the slowing economy, our outlook is now for REVPAR to decline in the range of 3 to 4 percent for the year. Based upon these current assumptions, funds from operations (“FFO”) for 2001 should be around $41 million. For further discussion regarding the calculation of FFO and the relevance to Boykin, see “Results of Operations" section below.

RESULTS OF OPERATIONS

      The following discusses our results of operations and those of BMC for the quarter ended June 30, 2001 compared to the same period in 2000.

Boykin Lodging Company

Quarter Ended June 30, 2001 Compared to 2000

      Our percentage lease revenue decreased 3.8% to $16.3 million in 2001, from $17.0 million for the same period in 2000 due to a 4.0% decrease in hotel revenues. Softening demand from the slowing economy caused this decrease. The decrease was also attributable to the sale of the Daytona Beach Radisson Resort in January 2001, which generated $.3 million of percentage lease revenue in the second quarter of 2000. Percentage lease revenue payable by BMC and Westboy represented $13.6 million, or 83.1% of total percentage lease revenue in the 2001 period, compared to $13.7 million, or 80.7% of total percentage lease revenue, in 2000.

      Net income increased to $1.2 million for the three months ended June 30, 2001, compared to $.2 million in 2000. As a percent of percentage lease revenue, the net income was 7.2% of percentage lease revenues in 2001 versus 1.4% of percentage lease revenues in 2000, primarily because of the following items:

•	a decrease in real estate related depreciation and amortization from $7.4 million, or 43.7% of percentage lease revenue in 2000, to $7.0 million, or 43.0% in 2001, because of three assets held for sale for which no depreciation was charged in 2001, and;
•	a decrease in interest expense from $5.8 million or 34.2% of percentage lease revenue in 2000, to $5.5 million or 33.6% in 2001, primarily due to a decrease in interest rates on outstanding borrowings.

Six Months Ended June 30, 2001 Compared to 2000

      Our percentage lease revenue decreased 2.5% to $32.6 million in 2001, from $33.4 million for the same period in 2000. The decrease is due to various factors including the slowing economy affecting demand resulting in lower hotel revenues, the sale of the Daytona Beach Radisson Resort in January 2001, and the inclusion of $.3 million of percentage lease revenue in the first six months of 2000 related to Mt. Laurel Radisson, which we took over in February 2000. In 2001, instead of percentage lease revenues, Mt. Laurel’s hotel revenues and expenses are separately reflected in the results of operations. Percentage lease revenue payable by BMC and Westboy represented $26.1 million, or 80.0% of total percentage lease revenue in the 2001 period, compared to $26.2 million, or 78.5% of total percentage lease revenue, in 2000.

      Net income increased to $.7 million for the six months ended June 30, 2001, compared to a net loss of $.5 million in 2000. As a percent of percentage lease revenue, net income was 2.2% of percentage lease revenues in 2001 versus a net loss of 1.4% of percentage lease revenues in 2000, primarily because of the following items:

•	a decrease in real estate related depreciation and amortization from $15.2 million, or 45.5% of percentage lease revenue in 2000, to $14.1 million, or 43.2% in 2001, because of three assets held for sale for which no depreciation was charged in 2001, and;
•	a $.2 million gain on the sale of our Daytona Beach Radisson Resort, recorded in 2001, and;
•	a $.6 million increase in interest and other income in 2001 over 2000.

The increases in net income were offset by the following items:

•	a charge of $.4 million in 2001 for the one-time effect of a change in accounting principle related to the write-down of a derivative asset pursuant to new accounting rules under SFAS No.133, and;
•	a gain on property insurance recovery of $.4 million recorded in 2000 related to property damage at our two Melbourne, Florida hotels in late 1999.

      Our FFO for the quarter ended June 30, 2001 was $12.9 million compared to $14.1 million in 2000. Our FFO for the six months ended June 30, 2001 was $23.0 million compared to $24.3 million in 2000.

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

      We compute FFO in accordance with the NAREIT White Paper except that, on an interim basis only, we add back deferred rent under SAB 101, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three and six months ended June 30, 2001 and 2000, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$1,172	$238	$707	$(459)

Deferred rent	4,522	6,471	7,825	10,120

Real estate related depreciation and amortization	7,028	7,423	14,056	15,208

Minority interest	(412)	50	(483)	(8)

Gain on property insurance recovery	—	—	—	(407)

Gain on sale of assets	—	—	(240)	—

One-time effect of change in accounting principle	—	—	373	—

Equity in (income) loss of unconsolidated joint ventures	(618)	(37)	(444)	78

FFO applicable to joint venture minority interest	1,245	(74)	1,232	(258)

Funds from operations	$12,937	$14,071	$23,026	$24,274

\

      The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

All hotels (32 hotels)(a)

Hotel revenues	$81,628	$84,989	$153,614	$157,732

REVPAR	$66.63	$68.95	$63.27	$63.84

Occupancy	68.5%	71.2%	65.4%	66.9%

Average daily rate	$97.29	$96.82	$96.80	$95.39

Comparable Hotels (30 hotels)(b)

Hotel revenues	$77,099	$80,034	$144,493	$148,481

REVPAR	$66.72	$68.79	$63.02	$63.73

Occupancy	68.6%	71.3%	65.2%	67.1%

Average daily rate	$97.28	$96.49	$96.59	$94.97

DoubleTree Portfolio (10 hotels)

Hotel revenues	$27,993	$28,441	$53,180	$53,805

REVPAR	$63.34	$63.55	$59.59	$58.58

Occupancy	70.8%	73.4%	67.6%	69.1%

Average daily rate	$89.53	$86.63	$88.16	$84.82

(a)	Includes all hotels owned by Boykin at the end of the quarter, including predecessors’ results.

(b)	Includes hotels owned by Boykin in both periods.

BMC

Quarter Ended June 30, 2001 Compared to 2000

      For the quarter ended June 30, 2001, BMC’s hotel revenues decreased 5.4%, to $66.8 million, compared to $70.6 million for the same period in 2000. The decrease was primarily because of the drop in hotel revenue due to the sale of the Daytona Beach Radisson Resort in January 2001, and the continued softening demand from the slowing economy. Net profit decreased to $1.2 million for the quarter ended June 30, 2001 compared to a net profit of $2.5 million in 2000.

      Percentage lease expense for the quarter ended June 30, 2001 decreased 6.5%, to $20.2 million, compared to $21.6 million for the same period in 2000, primarily due to the loss in hotel revenue from the sale of Daytona and the declining demand as a result of the slowing economy. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, advertising and promotion expenses, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $46.0 million in the quarter ended June 30, 2001 compared to $47.1 million for the same period in 2000. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 68.9% in 2001 from 66.7% in 2000 primarily because declining revenues from the softening demand caused rooms expense as a percentage of rooms revenues to increase to 23.9% in 2001 versus 23.3% in 2000.

Similar increases as a percentage of hotel revenues were noted in advertising and promotion and general and administrative expenses. Also contributing to the lower net income were expenses associated with the conversion of the ChiBoy lease to a management agreement.

Six months ended June 30, 2001 compared to 2000

      For the six months ended June 30, 2001, BMC’s hotel revenues decreased 4.3%, to $124.8 million, compared to $130.4 million for the same period in 2000. The decrease was primarily due to lower revenues in both rooms and food and beverage operations due to declining demand and economic conditions and the sale of the Daytona Beach Radisson Resort in January 2001.

      The percentage lease expense for the six months ended June 30, 2001 decreased 4.6%, to $37.0 million, compared to $38.7 million for the same period in 2000 due to the decrease in hotel revenues. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, advertising and promotion expenses, franchise fees, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $90.4 million in the six months ended June 30, 2001 compared to $91.1 million for the same period in 2000. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 72.4% in 2001 from 69.9% in 2000. Rooms expense as a percentage of rooms revenues increased to 24.8% in 2001 versus 24.1% in 2000 due to REVPAR declines from the softening demand. Similar increases were noted in advertising and promotion and general and administrative expenses as a percentage of hotel revenues.

      BMC recorded net income of $.2 million for the six months ended June 30, 2001 compared to a net income of $1.9 million in 2000. The decrease in net income is primarily due to decreased revenue performance of the hotels in 2001.

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

      Westboy, LLC (“Westboy”), a wholly-owned subsidiary of BMC, leases ten Doubletree-licensed hotels owned by Red Lion Inns Operating L.P (“OLP”) pursuant to a percentage lease agreement. The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. The rent will be reset to market rental rates if any of the ten hotels are sold. Refer to Note 4 of the Notes to Consolidated Financial Statements of BMC included in this Form 10-Q for selected financial information related to Westboy. For the six months ended June 30, 2001, Westboy recognized a net loss of $1.1 million. In the opinion of management, Westboy should be able to continue making its percentage lease payments over the next 12 months. However, there can be no assurance that Westboy will be able to continue making percentage lease payments at the current rate over the long term. In addition, no assurance can be given that the new lease terms with Westboy, or any other party, after 2002 will be made at the current rate.

      As of June 30, 2001, we had $2.9 million of unrestricted cash and cash equivalents and $7.7 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance, and we had outstanding borrowings totaling $24.0 million and $281.0 million against our credit facility and term notes payable, respectively.

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

      In 2001, we expect to spend approximately $20 million on renovations at our hotels. This figure excludes the Pink Shell and Chicago Executive Plaza projects discussed below, but this includes renovating the guestrooms and public space at our newly-acquired Doubletree Guest Suites in Southfield, Michigan at a cost of approximately $5.5 million, which will be reflagged as an Embassy Suites. It also includes completing guestroom renovations at our Berkeley Marina Radisson, Hunt Valley Marriott and Columbus Marriott, which were substantially complete at the end of the first half of 2001. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund our remaining 2001 renovations.

      Over the past two years, we have perfected zoning rights to expand our Pink Shell Beach Resort by 39 rooms. Although we are not obligated at this point to proceed with the project, it is likely that we will move forward with our plans to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort and sell these units as condos, with the expectation that the condo owners would put their unused room nights back to the resort. We would use our line of credit to fund the approximately mid-$20 million project cost, use the proceeds from the condo sales to pay back the line of credit and expect to reap a significant gain on the sale of the condos. As with any renovation, the shorter-term effects may be lower REVPAR and revenues, due to the demolition of the cottage units. We plan to make the decision to proceed with this project when we have pre-sold a significant portion of condos. The pre-marketing activity for the project has generated significant interest. At this point, we continue to work out details of permits and other construction related items. If we go forward with this project, we now anticipate that it would not start until next spring. This will give us more time to resolve the open issues in connection with the project and will have the added benefit of allowing us to fully capture the peak season in 2002.

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

SEASONALITY

      Our hotels’ operations historically have been seasonal. Twenty-nine of our hotels maintain higher occupancy rates during the second and third quarters. The four hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly lease payments received under the percentage leases. To the extent that cash flow from operations is insufficient to make distributions during any quarter because of temporary or seasonal fluctuations in percentage lease revenue, we expect to utilize cash on hand or borrowings to make those distributions. No assurance can be given that we will make distributions in the future at the current rate, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $100 million secured credit facility, our $45 million secured term loan, our $108 million term loan and our share of floating rate debt under our unconsolidated joint ventures of $18.8 million.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at no more than 7.32%. Based on the new interest protection, approximately 69% and 68% of our consolidated outstanding debt at June 30, 2001 and December 31, 2000 is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 7.1% for the quarter ended June 30, 2001.

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

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.2 million, based upon the balances outstanding on our variable rate instruments at June 30, 2001.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Boykin held its annual meeting of the shareholders on May 31, 2001 at the Cleveland Airport Marriott in Cleveland, Ohio. At the meeting, the shareholders voted to elect the Board of Directors for the 2002 term. The individuals listed below were elected to Boykin’s Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Against	Abstention	Shares not Voted

Robert W. Boykin	15,711,466	0	601,675	1,054,498

Raymond P. Heitland	15,888,937	0	424,204	1,054,498

Albert T. Adams	15,893,685	0	419,456	1,054,498

Lee C. Howley, Jr.	16,064,250	0	248,891	1,054,498

Frank E. Mosier	16,056,215	0	256,926	1,054,498

William H. Schecter	16,066,869	0	246,272	1,054,498

Ivan J. Winfield	16,054,982	0	258,159	1,054,498

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits

	3.1	(a)	Amended and Restated Articles of Incorporation, as amended

	3.2	(b)	Code of Regulations

	4.1	(b)	Specimen Share Certificate

	4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

	4.3	(c)	Shareholder Rights Agreement, dated as of May 25,1999 between Boykin Lodging Company and National City Bank, as rights agent

		(a)	Incorporated by reference from Boykin’s form 10-Q for the quarter ended June 30, 1999.

		(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11

		(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

(b)	Reports on Form 8-K

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

/s/ Robert W. Boykin

August 13, 2001	Robert W. Boykin
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul A. O’Neil

August 13, 2001	Paul A. O’Neil

Chief Financial Officer and Treasurer

(Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank, as rights agent

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.