Form 10-Q
period 2001-09-30
BOYKIN LODGING CO
filed 2001-11-14
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1824586 (I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500,

45 W. Prospect Avenue

Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)

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
Yes X No

         The number of common shares, without par value, outstanding as of November 9, 2001: 17,189,380

PART I

ITEM 1.      FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2001	2000

ASSETS

Investment in hotel properties, net	$551,879	$565,224

Cash and cash equivalents	3,495	4,175

Rent receivable from lessees:

Related party lessees	4,996	4,632

Third party lessees	1,311	652

Deferred expenses, net	4,902	6,200

Restricted cash	8,843	7,034

Investment in unconsolidated joint ventures	14,046	10,291

Other assets	2,344	2,385

	$591,816	$600,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$30,000	$29,500

Term notes payable	280,483	281,940

Accounts payable and accrued expenses	14,796	9,533

Dividends/distributions payable	—	6,791

Deferred lease revenue	8,776	—

Due to lessees:

Related party lessees	1,687	2,056

Third party lessees	617	757

Minority interest in joint ventures	7,396	8,071

Minority interest in operating partnership	7,658	8,679

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,183,264 and 17,146,938 shares outstanding at September 30, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	312,105	311,493

Distributions in excess of income	(67,265)	(56,593)

Other comprehensive loss	(2,795)	—

Unearned compensation — restricted shares	(1,642)	(1,634)

Total shareholders’ equity	240,403	253,266

	$591,816	$600,593

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited, amounts in thousands except for per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Lease revenue from related party	$15,087	$18,886	$41,162	$45,118

Other lease revenue	2,327	2,877	8,827	10,048

Revenues related to hotel operations	1,696	1,768	5,121	5,032

Interest and other income	274	589	1,224	935

	19,384	24,120	56,334	61,133

Expenses:

Real estate related depreciation and amortization	6,999	7,482	21,055	22,691

Real estate and personal property taxes, insurance and ground rent	2,667	2,666	8,173	7,940

General and administrative	1,514	1,477	4,447	4,371

Expenses related to hotel operations	1,426	1,519	4,052	4,016

Interest expense	5,376	6,367	16,691	17,768

Amortization of deferred financing costs	303	348	904	882

Gain on property insurance recovery	—	—	—	(407)

	18,285	19,859	55,322	57,261

Equity in income (loss) of unconsolidated joint ventures	288	(45)	732	(123)

Income before gain on sale of assets, minority interest, extraordinary item and one-time effect of change in accounting principle	1,387	4,216	1,744	3,749

Gain on sale of assets	—	—	240	—

Minority interest in joint ventures	(52)	(147)	356	(345)

Minority interest in operating partnership	(29)	(244)	46	(38)

Income before extraordinary item and one-time effect of change in accounting principle	1,306	3,825	2,386	3,366

Extraordinary item — loss on early extinguishment of debt	—	(686)	—	(686)

Income before one-time effect of change in accounting principle	1,306	3,139	2,386	2,680

One-time effect of change in accounting principle	—	—	(373)	—

Net income applicable to common shares	$1,306	$3,139	$2,013	$2,680

Comprehensive income (loss)	$(898)	$3,139	$(782)	$2,680

Income before extraordinary item and one-time effect of change in accounting principle per share:

Basic	$.08	$.22	$.14	$.20

Diluted	$.08	$.22	$.14	$.19

Income before one-time effect of change in accounting principle per share:

Basic	$.08	$.18	$.14	$.16

Diluted	$.08	$.18	$.14	$.15

Earnings per share:

Basic	$.08	$.18	$.12	$.16

Diluted	$.08	$.18	$.12	$.15

Weighted average number of common shares outstanding:

Basic	17,181	17,139	17,171	17,134

Diluted	17,240	17,316	17,229	17,317

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited, dollar amounts in thousands)

		Additional	Distributions	Other
	Common	Paid-In	in Excess	Comprehensive	Unearned
	Shares	Capital	of Income	Loss	Compensation	Total

Balance, December 31, 2000	17,146,938	$311,493	$(56,593)	$—	$(1,634)	$253,266

Issuance of common shares	36,326	612	—	—	(449)	163

Dividends declared — $.73 per common share	—	—	(12,685)	—	—	(12,685)

Change in fair market of interest rate swap	—	—	—	(2,795)	—	(2,795)

Amortization of unearned compensation	—	—	—	—	441	441

Net income	—	—	2,013	—	—	2,013

Balance, September 30, 2001	17,183,264	$312,105	$(67,265)	$(2,795)	$(1,642)	$240,403

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited, dollar amounts in thousands)

	2001	2000

Cash flows from operating activities:

Net income	$2,013	$2,680

Adjustments to reconcile net income to net cash flow provided by operating activities-

One-time effect of change in account principle	373	—

Extraordinary item — noncash loss on early extinguishment of debt	—	686

Gain on property insurance recovery	—	(407)

Gain on sale of assets	(240)	—

Depreciation and amortization	21,959	23,573

Amortization of unearned compensation	441	333

Equity in (income) loss of unconsolidated joint ventures	(732)	123

Deferred rent	8,776	12,601

Minority interests	(402)	383

Changes in assets and liabilities-

Rent receivable	(1,023)	(7,001)

Restricted cash	(1,809)	(3,233)

Other assets	(174)	(1,346)

Accounts payable and accrued expenses	2,468	2,167

Due to lessees	(2,109)	(1,382)

Net cash flow provided by operating activities	29,541	29,177

Cash flows from investing activities:

Investment in unconsolidated joint ventures	(3,979)	(6,270)

Improvements and additions to hotel properties	(18,012)	(13,062)

Net proceeds from sale of asset	12,374	—

Net proceeds from property insurance recovery	—	1,186

Net cash flow used for investing activities	(9,617)	(18,146)

Cash flows from financing activities:

Payments of dividends and distributions	(20,418)	(26,165)

Net borrowings (repayments) against credit facility	500	(87,500)

Term note borrowings	—	108,000

Repayment of term note	(1,457)	(583)

Payment of deferred financing costs	—	(4,488)

Net proceeds from issuance of common shares	163	181

Distributions to joint venture minority interest partners, net	(320)	(92)

Distributions received from unconsolidated joint ventures	928	157

Net cash flow used for financing activities	(20,604)	(10,490)

Net change in cash and cash equivalents	(680)	541

Cash and cash equivalents, beginning of period	4,175	3,971

Cash and cash equivalents, end of period	$3,495	$4,512

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollar amounts in thousands except per share data)

1.      BACKGROUND:

         Boykin Lodging Company is a real estate investment trust that owns hotels throughout the United States and leases its properties to established hotel operators. As of September 30, 2001, Boykin owned interests in 33 hotels containing a total of 9,249 guest rooms located in 19 states.

         Boykin’s principal source of revenue is lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels. As of September 30, 2001, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries leased and/or managed 27 of the 33 hotels in which Boykin has ownership interests. Since a significant portion of Boykin’s revenue is received from BMC and its subsidiaries, the financial statements and footnotes of BMC and its subsidiaries, contained within this Form 10-Q, should be read in conjunction with Boykin’s financial statements and footnotes.

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

         Since the IPO, Boykin has acquired 26 hotels by raising capital through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations. Boykin has also disposed of two hotels via exchange and sale. In 1998, Boykin raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares. In the same year, Boykin acquired Red Lion Inns Operating L.P. (“OLP”), which owns a portfolio of ten Doubletree-licensed hotels, through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, Boykin issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.

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

         At the end of July 2001, Boykin formed a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. Boykin has a 50% ownership interest in the joint venture, which acquired a 219-room full-service hotel in Lyndhurst, New Jersey.

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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2000.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

2.      NET INCOME PER SHARE/PARTNERSHIP UNITS OUTSTANDING:

         Boykin’s basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 are computed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. At September 30, 2001 and 2000, there were a total of 1,291,114 basic and diluted limited partnership units issued and outstanding. For the three and nine months ended September 30, 2001 and 2000, the weighted average basic and diluted common shares and partnership units outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Common shares and limited partnership units:	2001	2000	2001	2000

Basic	18,472,591	18,430,349	18,462,465	18,425,153

Diluted	18,531,231	18,606,935	18,520,612	18,608,477

3.      INTERCOMPANY CONVERTIBLE NOTE:

         At the time of the IPO, Boykin loaned $40,000 to the Partnership in exchange for an intercompany convertible note that carried a maturity date of November 2001 and earned interest at a rate equal to 9.75%, payable quarterly. The terms of the note have been renewed to extend the maturity date to November 2006 and, effective November 2001, amend the interest rate to 8.05%, payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at face value based on the $20 per share IPO price of Boykin’s common shares. The note is secured by mortgages on certain hotel properties.

4.      CREDIT FACILITY:

         Boykin has a secured credit facility with a group of banks which enables it to borrow up to $100,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 2.75% (6.0% as of September 30, 2001), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension option. The credit facility is secured by eight hotel properties. Outstanding borrowings against the credit facility at September 30, 2001 and December 31, 2000 were $30,000 and $29,500, respectively.

         The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2001 and December 31, 2000.

5.      TERM NOTES PAYABLE:

         OLP has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at September 30, 2001 and December 31, 2000.

         Boykin has a $45,000 term loan agreement that expires in October 2002, with two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2% (5.8% at September 30, 2001). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2001 and December 31, 2000.

         Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (5.9% at September 30, 2001). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at September 30, 2001 and December 31, 2000.

         In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

Maturities of long-term debt at September 30, 2001 are as follows:

2001	$512

2002	47,111

2003	110,264

2004	2,402

2005	2,601

2006 and thereafter	117,593

$280,483

6.      PERCENTAGE LEASE AGREEMENTS:

         The percentage leases have noncancelable remaining terms ranging from less than one year to seven years, subject to earlier termination on the occurrence of certain contingencies, as defined in the leases. In the event that a lease is terminated prior to its expiration, Boykin would be required to pay the lessee the fair market value of its leasehold interest in the remaining lease term. The rent due under each percentage lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

         Actual payments due from tenants under the percentage leases were $18,365 and $24,243 for the three months ended September 30, 2001 and 2000, respectively. However, under the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements,” percentage lease revenue is recorded net of deferred lease revenue of $951 and $2,480 for the three months ended September 30, 2001 and 2000, respectively. Actual payments due from tenants under the percentage leases were $58,765 and $67,766 for the nine months ended September 30, 2001 and 2000, respectively. Percentage lease revenue is recorded net of deferred lease revenue of $8,776 and $12,600 for the nine months ended September 30, 2001 and 2000, respectively. Under the provisions of SAB No. 101, a portion of Boykin’s percentage lease revenues are deferred in the first, second and third quarters, and will be recognized in the fourth quarter as specified targets are achieved. SAB No. 101 has no impact on Boykin’s interim cash flow or year-end results of operations.

         Future minimum rentals (ignoring future CPI increases) to be received by Boykin from BMC and from other lessees pursuant to the percentage leases for each of the years in the period from 2001 to 2005 and in total thereafter are as follows:

	Related Party	Other
	Lessees	Lessees	Totals

Remainder of 2001	$11,314	$2,635	$13,949

2002	40,698	9,029	49,727

2003	14,619	7,095	21,714

2004	11,775	7,095	18,870

2005	10,065	7,095	17,160

2006 and thereafter	7,855	13,702	21,557

	$96,326	$46,651	$142,977

7.      RELATED PARTY TRANSACTIONS:

         The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through September 30, 2001. At September 30, 2001 and December 31, 2000, Boykin had rent receivable of $4,996 and $4,632, respectively, due from related party lessees.

         A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid $613 for services through September 30, 2001, consisting of $347 for design services, $25 for purchasing services, $57 for project management services and $184 for reimbursement of expenses.

         At September 30, 2001 and December 31, 2000, Boykin had a payable to related party lessees of $1,687 and $2,056, respectively, primarily for lease termination fees as of September 30, 2001 related to the sale of the Daytona hotel (Note 10) and for the reimbursement of capital expenditures and other transaction costs incurred on behalf of the Partnership and OLP.

         Effective February 1, 2000, JerseyBoy LLC, a subsidiary of BMC (“JerseyBoy”), manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $51 and $53 for the three month periods ended September 30, 2001 and 2000, respectively. Management fees paid for the nine months ending September 30, 2001 and 2000 were $154 and $151, respectively.

8.      STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         During the nine month period ended September 30, 2000, noncash financing transactions consisted of $6,789 of dividends and Partnership distributions that were declared but not paid as of September 30, 2000. As of September 30, 2001, there were no dividends or Partnership distributions that were declared but not paid.

         Interest paid during the nine month periods ended September 30, 2001 and 2000 was $16,176 and $17,532, respectively. During the first nine months of 2001, Boykin granted 52,750 common shares, valued at $460, and cancelled 976 common shares, valued at $11, under Boykin’s Long–Term Incentive Plan.

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

         The impact of adopting SFAS No. 133 was the recognition of an unrealized loss of $373, net of minority interest of $32, related to Boykin’s existing interest rate cap, which is reflected as a one-time effect of a change in accounting in Boykin’s results of operations for the nine months ended September 30, 2001.

         In March 2001, Boykin entered into an interest rate swap that fixes the overall interest rate on $83,000 of debt at 7.32%. The fair market value of the swap as of September 30, 2001 is reflected as other comprehensive loss of $2,795 in the equity section, with a corresponding liability in the accompanying balance sheet.

10.    SALE OF ASSET

         In January 2001, Boykin sold its Daytona Beach Radisson Resort for $12,500 and recognized a gain of $240. Netted against the gain is a lease termination fee of $1,600 due to BMC in connection with the sale.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$26,151	$24,506

Accounts receivable:

Trade, net of allowance for doubtful accounts of $234 and $114 at September 30, 2001 and December 31, 2000, respectively	9,469	11,436

Related party lessors	1,687	2,224

Other	219	241

Inventories	2,028	2,253

Property and equipment, net	292	300

Investment in Boykin Lodging Company	185	158

Prepaid expenses and other assets	2,370	2,318

Total assets	$42,401	$43,436

LIABILITIES AND MEMBERS’ CAPITAL

Rent payable to related party lessors	$4,996	$5,550

Accounts payable:

Trade	2,932	5,358

Advance deposits	1,622	1,107

Bank overdraft liability	11,000	7,493

Accrued expenses:

Accrued payroll	1,307	1,354

Accrued vacation	3,014	3,128

Accrued sales, use and occupancy taxes	1,391	1,733

Accrued management fee	202	2,474

Deferred management fee	6,000	2,979

Other accrued liabilities	4,455	5,608

Total liabilities	36,919	36,784

Members’ capital:

Capital contributed	3,000	3,000

Retained earnings	2,804	3,948

Accumulated other comprehensive loss	(322)	(296)

Total members’ capital	5,482	6,652

Total liabilities and members’ capital	$42,401	$43,436

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited, dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Room revenue	$37,049	$48,579	$119,106	$133,874

Food and beverage revenue	15,489	18,731	51,270	55,868

Other hotel revenue	3,997	4,635	11,003	12,647

Other revenue	448	676	3,160	1,946

Total revenues	56,983	72,621	184,539	204,335

Expenses:

Departmental expenses of hotels:

Rooms	9,532	11,566	29,886	32,142

Food and beverage	11,230	13,506	36,421	39,683

Other	2,199	2,486	6,095	6,636

Cost of goods sold of non-hotel operations	—	79	14	183

Percentage lease expense	15,949	22,803	52,903	61,537

General and administrative	6,432	7,196	20,673	20,907

Advertising and promotion	3,252	3,630	11,081	10,941

Utilities	2,048	2,760	6,347	7,439

Franchisor royalties and other charges	2,141	2,368	6,640	6,557

Repairs and maintenance	2,801	3,211	8,964	9,412

Depreciation and amortization	25	26	76	77

Management fee expense	1,650	2,314	5,407	6,357

Other expense	35	115	176	51

Total expenses	57,294	72,060	184,683	201,922

Net income (loss)	$(311)	$561	$(144)	$2,413

Comprehensive income (loss)	$(425)	$503	$(170)	$2,402

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited, dollar amounts in thousands)

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(144)	$2,413

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	76	77

Changes in assets and liabilities:

Accounts receivable	2,526	(2,389)

Inventories	225	52

Prepaid expenses and other assets	(52)	(92)

Rent payable	(554)	6,226

Accounts payable	1,596	2,874

Other accrued liabilities	(907)	1,461

Net cash provided by operating activities	2,766	10,622

Cash flows from investing activities:

Property additions	(68)	(30)

Purchase of investment in Boykin Lodging Company	(53)	—

Net cash used for investing activities	(121)	(30)

Cash flows from financing activities:

Distributions to members	(1,000)	(3,200)

Net cash used for financing activities	(1,000)	(3,200)

Net increase in cash and cash equivalents	1,645	7,392

Cash and cash equivalents, beginning of period	24,506	20,787

Cash and cash equivalents, end of period	$26,151	$28,179

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollar amounts in thousands)

1.      DESCRIPTION OF BUSINESS:

         Boykin Management Company Limited Liability Company and its subsidiaries (collectively, “BMC”):

•	lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage lease agreements;

•	manage full and limited service hotels located throughout the United States pursuant to management agreements;

•	provide national purchasing services to hotels; and

•	provide interior design and project management services to hotels and other businesses.

2.      ORGANIZATION:

         BMC was formed and commenced operations in November 1996 to continue and expand the 42-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman and Chief Executive Officer of Boykin Lodging Company. As of September 30, 2001, BMC and its subsidiaries lease and/or manage 27 hotels owned by Boykin Lodging Company and manage two other hotels owned by third parties.

         BMC’s wholly-owned subsidiaries consist of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) – a hotel design and project management company;

•	Purchasing Concepts I, LLC (“PCI”) – a hotel food and beverage operating and purchasing company;

•	Westboy, LLC (“Westboy”) – an entity that leases ten Doubletree-licensed hotels from Boykin Lodging Company;

•	ChiBoy, LLC (“ChiBoy”) – an entity that manages a hotel in Chicago, Illinois, for an affiliate of Boykin Lodging Company;

•	JerseyBoy, LLC (“JerseyBoy”) – an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey;

•	Boykin Enterprises, LLC – an entity that manages hotels and restaurants owned by third parties.

3.      BASIS OF PRESENTATION:

         The separate financial statements of BMC’s subsidiaries have been presented on a consolidated basis with BMC. All significant intercompany transactions and balances have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to BMC’s consolidated financial statements and footnotes thereto included in Boykin Lodging Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

         The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. The rent will be reset to market rental rates if any of the ten hotels are sold. Selected financial information of Westboy is as follows:

	Percentage Lease	Net income
	Expense	(loss)

Year ended December 31, 1998	$29,719	$193

Year ended December 31, 1999	29,478	119

Year ended December 31, 2000	29,235	(1,217)

Nine months ended September 30, 2001	21,162	(1,966)

	September 30,	December 31,
	2001	2000

Cash and cash equivalents	$5,991	$8,010

Member’s equity	(1,871)	95

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

ChiBoy Lease on Executive Plaza Hotel

         Effective July 1, 2001, the lease agreement between ChiBoy and Boykin Chicago LLC, an entity in which the Partnership has a 43.75% interest, was terminated. Subsequently, ChiBoy entered into a new management agreement with a subsidiary of Boykin Chicago LLC to manage the hotel located in Chicago, Illinois.

         Future minimum rent (ignoring CPI increases) to be paid by BMC and Westboy under their respective percentage lease agreements at September 30, 2001 for each of the years in the period 2001 to 2005 and in total thereafter is as follows:

Remainder of 2001	$11,314

2002	40,698

2003	14,619

2004	11,775

2005	10,065

2006 and thereafter	7,855

$96,326

5.      RELATED PARTY TRANSACTIONS:

         Percentage lease expense payable to the Partnership (including OLP) was $48,971 and $56,399 for the nine months ended September 30, 2001 and 2000, respectively. Percentage lease expense payable to Boykin Chicago was $3,932 and $5,138 for the nine months ended September 30, 2001 and 2000, respectively.

         At September 30, 2001 and December 31, 2000, BMC (including Westboy) had receivables from the Partnership of $1,687 and $2,056, respectively, primarily for the reimbursement of expenses incurred on behalf of the Partnership as well as $1,600 of lease termination fees at September 30, 2001 due from the Partnership associated with the sale of the Daytona Beach Radisson Resort. At December 31, 2000, ChiBoy had receivables from Boykin Chicago of $168, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago.

         At September 30, 2001 and December 31, 2000, BMC had payables to the Partnership of $4,996 and $4,632, respectively, for amounts due pursuant to the percentage leases with the Partnership. At December 31, 2000, ChiBoy had payables to Boykin Chicago of $918, for amounts due pursuant to the percentage lease with Boykin Chicago.

         A wholly-owned subsidiary of BMC provides design, purchasing and project management services to Boykin for capital improvements at its hotels. Boykin paid $613 for services through September 30, 2001, consisting of $347 for design services, $25 for purchasing services, $57 for project management services and $184 for reimbursement of expenses.

         Effective February 1, 2000, JerseyBoy manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Management fee income from the Partnership was $154 and $151 for the nine months ended September 30, 2001 and 2000, respectively.

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

•	In 1998, we raised net proceeds of approximately $106.3 million in a follow-on public equity offering of 4.5 million common shares.

•	In the same year, we acquired a portfolio of ten Doubletree-licensed hotels through a merger with Red Lion Inns Limited Partnership valued at $271.3 million. In the transaction, we issued 3.1 million common shares, paid $35.3 million in cash to the Red Lion partners and assumed liabilities of approximately $155.7 million.

•	At September 30, 2001, we had $310.5 million of debt outstanding under various debt instruments.

•	We currently have strategic alliances with four hotel operators and own five hotels with them through joint venture structures. We also own a hotel located in downtown Chicago with AEW Partners III, L.P. (“AEW”) through a joint venture.

THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2001

         Refer to the “Results of Operations” section below for discussion of our third quarter results compared to 2000 as well as the operational results of Boykin Management Company Limited Liability Company (“BMC”).

Impact of Economic Downturn and Events of September 11

         The precipitous drop in demand for air travel in the aftermath of the September 11 terrorist attacks exacerbated the already weak hotel operating environment. The weak economic conditions kept our room revenue per available room (“REVPAR”) in July and August about 9% below last year. Our REVPAR in September was down 26% from last year, thus the entire quarter was down 14.5%. Since the September 11 tragedy, our hotel occupancy, as well as the occupancy of the hotel industry in general, has continued to be lower on a year over year basis.

         Based on third quarter results and our current booking trends, which reflect continuing softening demand, our outlook is now for fourth quarter REVPAR to decline in the range of 15 to 20 percent compared with last year’s fourth quarter. Based upon these current assumptions, funds from operations (“FFO”) for 2001 should range between approximately $33 million and $35 million. For a definition of FFO, reconciliation of net income to FFO and discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

         As a result of the expected continued decline in revenue and cash flow, we anticipate that the Board of Directors may suspend the fourth quarter dividend. In the current year, we have paid dividends sufficient to maintain our REIT tax status. We do not intend to jeopardize our REIT status, so if the fourth quarter dividend is suspended, management would recommend the resumption of a regular dividend when our REVPAR and cash flow outlook supports such an action. When that happens, it could be at a materially lower rate than in the past.

         As of September 30, 2001, we were not in default of any of our loan covenants, however, we anticipate that the impact of current and forecasted economic and industry trends on our financial results will affect our ability to comply with certain loan covenants as of the end of 2001 and in future periods. We are actively discussing these issues with our lenders in an effort to reach a timely resolution. For further discussion, refer to the “Liquidity and Capital Resources” section below.

         We have developed strategies to manage the company through these tough times. We have focused on reducing our general and administrative costs by approximately ten percent. We have reevaluated our capital expenditure budget for 2002 and tentatively reduced it to approximately $13.0 million, which is significantly below actual spending in previous years. We have been successful in appealing property tax assessments, resulting in approximately $.4 million of savings related to 2001, and plan to aggressively continue this cost saving measure. Our lessees have also implemented plans to reduce annual fixed operating costs of the properties by approximately $8.0 million. Due to falling volume, the lessees are also experiencing declines in variable costs such as housekeeping, hourly payroll and temporary cost savings related to the cutback of certain guest services and relaxation of brand standards.

Acquisitions

         In July 2001, we formed a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company. The joint venture acquired a 219 room full-service hotel in Lyndhurst, New Jersey. We have a 50% ownership interest in the hotel through the joint venture. Our initial investment in the joint venture approximates $3.5 million. Our share of the results of the joint venture will be reflected in our financial statements under the equity method of accounting. The joint venture will spend an estimated $6 million renovating and adding guest rooms. Upon completion of the renovation, estimated to be in the spring of 2002, the hotel will be re-flagged as a Courtyard by Marriott. Our debt financing secured for the transaction will fund the renovation costs.

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

Capital Projects

         We continued our renovation program during the third quarter, spending over $18 million since the beginning of the year, or approximately nine percent of hotel revenues. A significant portion of this total, approximately $3.0 million, relates to the renovation of the Doubletree Guest Suites in Southfield, Michigan. This project, with a total budget of $5.5 million, was completed in October 2001 when the hotel was reflagged as an Embassy Suites. We have also spent approximately $2.0 million thus far related to the Pink Shell Beach Resort projects discussed below. The remainder of this money was primarily spent renovating the guestrooms at our Hunt Valley and Columbus Marriotts, Berkeley Radisson and some of the Doubletree hotels. Excluded from these amounts is the anticipated $19 million renovation of the Executive Plaza Hotel in Chicago and the anticipated $6 million renovation of the Lyndhurst, New Jersey hotel in the Meadowlands area. The Chicago and Meadowlands renovations both commenced in the third quarter. The Chicago project is anticipated to stretch throughout most of 2002, while the Meadowlands project is expected to conclude in the first quarter of 2002. Our expected future equity contributions to the Chicago joint venture to fund this renovation total approximately $4.5 million. As mentioned above, the Meadowlands renovation is expected to be fully funded through debt proceeds. We believe it is important to keep our hotels in first-class condition on a long-term basis in an effort to outperform the competition and to deliver superior REVPAR gains, and we are focusing our renovation activities on hotels in areas with the highest revenue potential.

         Prior to the events of September 11, we commenced a $3.0 million renovation of an existing 60-unit tower at our Pink Shell Beach Resort in Fort Myers. The renovation was completed in mid-November and we expect to begin selling these units as condominiums in the first quarter of 2002. We expect that the new unit owners would then make their units available to us by contract for rental as hotel rooms.

         We also continue to work on an expansion project at the Pink Shell Beach Resort, which would increase the resort by 39 rooms. Although we are not obligated at this point to proceed with the project, our plan is to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. As with any renovation, the shorter-term effects may be a lower REVPAR and revenues, due to the demolition of the cottage units. The pre-marketing activity for the project has generated significant interest. At this point, we continue to work out details of permits and continue to market the condominiums. We are also assessing the potential impact that the economic downturn since September 11 may have on the project. If we decide to continue with this project, we now anticipate that it would not start until next spring.

Taxable REIT Subsidiary

         Our Board of Directors has been evaluating changing our relationship with certain of our lessees by utilizing a taxable REIT subsidiary under the REIT Modernization Act. Under this tax structure, our hotels would be leased to a taxable REIT subsidiary we would own, which would then enter into management contracts with our former lessees or others. This would add over $200 million in annual hotel revenue to our income statement, which would be offset by hotel operating expenses. If we implement this structure and it is effectively utilized, we expect that it would allow us to become more profitable, would align our operators' interests with ours, and would allow us to take advantage of opportunities unavailable to us under the lease structure, such as revenue and expense management initiatives that we could influence and monitor more closely.

         BMC has made a proposal for us to implement this structure effective January 1, 2002 as it relates to hotels it leases from us, and the Board is now performing its due diligence on that proposal. If the transaction is implemented as it was proposed by BMC, we will report a significant one-time non-cash charge to earnings for lease termination costs in the fourth quarter of 2001. We can give no assurance that such a transaction will take place, or if it does, what the amount of this charge would be. Additionally, we can give no assurance that any of the benefits of the proposed transaction will materialize at expected levels.

         We are also currently working with MeriStar regarding implementing taxable REIT subsidiaries for the properties they operate. If an agreement is reached, it is anticipated that the transaction would be also be effective January 1, 2002.

RESULTS OF OPERATIONS

         The following discusses our results of operations and those of BMC for the three and nine months ended September 30, 2001 compared to the same periods in 2000.

Boykin Lodging Company

Quarter Ended September 30, 2001 Compared to 2000

         Our FFO for the quarter ended September 30, 2001 was $9.5 million compared to $14.2 million in 2000.

         Our percentage lease revenue decreased 20.0% to $17.4 million in 2001, from $21.8 million for the same period in 2000, due to a 13.2% decrease in consolidated hotel revenues. This decrease is the result of the weak hotel operating environment caused by the softening economy, which was worsened by the September 11 terrorist attacks. The decrease was also attributable to the sale of the Daytona Beach Radisson Resort in January 2001, which generated $.4 million of percentage lease revenue in the third quarter of 2000. Percentage lease revenue payable by BMC and Westboy represented $15.1 million, or 86.6% of total percentage lease revenue in the 2001 period, compared to $18.9 million, or 86.8% of total percentage lease revenue, in 2000.

         Net income decreased to $1.3 million for the three months ended September 30, 2001, compared to $3.1 million in 2000. As a percent of percentage lease revenue, net income was 7.5% of percentage lease revenues in 2001 versus 14.4% of percentage lease revenues in 2000, primarily because of the significant decrease in percentage lease revenues, as discussed above. This decrease in net income as a percentage of lease revenues existed even though we have experienced:

•	a decrease in real estate related depreciation and amortization from $7.5 million to $7.0 million because of three assets held for sale as of September 30, 2001 for which no depreciation was charged in 2001, and;

•	a decrease in interest expense from $6.4 million in 2000 to $5.4 million in 2001, primarily due to a decrease in interest rates on outstanding borrowings, and;

•	no extraordinary charges in 2001 versus a $.7 million loss on early extinguishment of debt in 2000.

Nine Months Ended September 30, 2001 Compared to 2000

         Our FFO for the nine months ended September 30, 2001 was $32.5 million compared to $38.5 million in 2000.

         Our percentage lease revenue decreased 9.4% to $50.0 million in 2001, from $55.2 million for the same period in 2000. The year to date decrease is primarily related to third quarter trends, as discussed above, as well as the sale of the Daytona Beach Radisson Resort in January 2001, which generated $1.5 million of percentage lease revenue in 2000. The inclusion of $.3 million of percentage lease revenue in the first nine months of 2000 related to Mt. Laurel Radisson, which we took over in February 2000, also caused a decrease in 2001 percentage lease revenue. In 2001, instead of percentage lease revenues, Mt. Laurel’s hotel revenues and expenses are separately reflected in the results of operations. Percentage lease revenue payable by BMC and Westboy represented $41.2 million, or 82.3% of total percentage lease revenue in the 2001 period, compared to $45.1 million, or 81.8% of total percentage lease revenue, in 2000.

         Net income decreased to $2.0 million for the nine months ended September 30, 2001, compared to $2.7 million in 2000. As a percent of percentage lease revenue, net income was 4.0% of percentage lease revenues in 2001 versus 4.9% of percentage lease revenues in 2000, primarily because of the following items:

•	a charge of $.4 million in 2001 for the one-time effect of a change in accounting principle related to the write-down of a derivative asset pursuant to new accounting rules under SFAS No. 133, and;

•	a gain on property insurance recovery of $.4 million recorded in 2000 related to property damage at our two Melbourne, Florida hotels in late 1999.

The decrease in net income was offset by the following items:

•	a decrease in real estate related depreciation and amortization from $22.7 million to $21.1 million because of three assets held for sale for which no depreciation was charged in 2001, and;

•	a decrease in interest expense from $17.8 million to $16.7 million primarily due to a decrease in interest rates on outstanding borrowings, and;

•	a $.2 million gain on the sale of our Daytona Beach Radisson Resort, recorded in 2001.

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

         We compute FFO in accordance with the NAREIT White Paper except that, on an interim basis only, we add back deferred rent under SAB 101, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three and nine months ended September 30, 2001 and 2000, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$1,306	$3,139	$2,013	$2,680

Deferred rent	951	2,480	8,776	12,600

Real estate related depreciation and amortization	6,999	7,482	21,055	22,691

Minority interest	81	391	(402)	383

Gain on property insurance recovery	—	—	—	(407)

Gain on sale of assets	—	—	(240)	—

One-time effect of change in accounting principle	—	—	373	—

Loss on early extinguishment of debt	—	686	—	686

Equity in (income) loss of unconsolidated joint ventures	(288)	45	(732)	123

FFO applicable to joint venture minority interest	458	(15)	1,690	(273)

Funds from operations	$9,507	$14,208	$32,533	$38,483

         The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2001 and 2000 (revenue amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

All Hotels (33 hotels)(a)

Hotel revenues	$74,510	$86,761	$231,355	$247,869

REVPAR	$60.14	$70.31	$62.27	$66.09

Occupancy	65.5%	73.9%	65.5%	69.3%

Average daily rate	$91.80	$95.13	$95.11	$95.42

Comparable Hotels (30 hotels)(b)

Hotel revenues	$69,314	$80,238	$213,808	$228,720

REVPAR	$60.62	$70.28	$62.21	$65.93

Occupancy	66.1%	74.2%	65.5%	69.5%

Average daily rate	$91.75	$94.67	$94.94	$94.86

Doubletree Portfolio (10 hotels)

Hotel revenues	$26,085	$29,444	$79,265	$83,249

REVPAR	$61.65	$69.12	$60.29	$62.12

Occupancy	72.6%	79.0%	69.3%	72.4%

Average daily rate	$84.88	$87.53	$87.00	$85.81

(a)	Includes all hotels owned by Boykin at the end of the quarter, including predecessors’ results.

(b)	Includes hotels owned by Boykin in both periods.

BMC

Quarter Ended September 30, 2001 Compared to 2000

         For the quarter ended September 30, 2001, BMC’s hotel revenues decreased 21.4%, to $56.5 million, compared to $71.9 million for the same period in 2000. The decrease was primarily because of the effect of the September 11 terrorist attacks, the sale of the Daytona Beach Radisson Resort in January 2001, and the continued softening demand from the slowing economy. Net loss was $.3 million for the quarter ended September 30, 2001 compared to net income of $.6 million in 2000.

         Percentage lease expense for the quarter ended September 30, 2001 decreased 30.1%, to $15.9 million, compared to $22.8 million for the same period in 2000, primarily due to the loss in hotel revenue from the aftermath of the events of September 11, the sale of Daytona and the declining demand as a result of the slowing economy.

         Departmental hotel operating expenses, consisting of rooms expenses, food and beverage costs, and other departmental operating expenses decreased 16.7% to $23.0 million from $27.6 million, primarily because of declining occupancies and hotel revenues. Other hotel expenses consisting of franchise fees, advertising and promotion expenses, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $18.4 million in the quarter ended September 30, 2001 compared to $21.6 million for the same period in 2000. Despite the decreases in expenses, as a percent of hotel revenues, the departmental and other hotel operating expenses increased to 73.1% in 2001 from 68.5% in 2000 because of the declining revenue. Rooms expense as a percentage of rooms revenues increased to 25.7% in 2001 versus 23.8% in 2000 due to REVPAR declines from the softening demand.

         As a reaction to the falloff in business, BMC has begun to take action to control costs. Plans have been implemented to reduce fixed overhead costs by approximately $6.3 million annually. The reductions are comprised of payroll cuts and elimination of non-essential services. These fixed overhead cost savings are independent of the additional reduction in variable costs, such as housekeeping payroll experienced as a result in falloff of volume and temporary reductions in guest service brand standards.

Nine months ended September 30, 2001 compared to 2000

         For the nine months ended September 30, 2001, BMC’s hotel revenues decreased 10.4%, to $181.4 million, compared to $202.4 million for the same period in 2000. The decrease was primarily due to lower revenues in both rooms and food and beverage operations due to declining demand and economic conditions experienced during 2001 and the sale of the Daytona Beach Radisson Resort in January 2001. BMC recorded net loss of $.1 million for the nine months ended September 30, 2001 compared to net income of $2.4 million in 2000.

         The percentage lease expense for the nine months ended September 30, 2001 decreased 14.0%, to $52.9 million, compared to $61.5 million for the same period in 2000 due to the decrease in hotel revenues. Departmental hotel operating expenses, consisting of rooms expenses, food and beverage costs, and other departmental operating expenses decreased 7.7% to $72.4 million from $78.5 million, primarily because of declining occupancies and hotel revenues. Other hotel expenses consisting of franchise fees, advertising and promotion expenses, utilities, repairs and maintenance, management fees, and other general and administrative expenses of the hotels were $59.4 million and $61.9 million for the nine month periods ended September 30, 2001 and 2000, respectively. Despite the decreases in expenses, as a percent of hotel revenues, the departmental and other hotel operating expenses increased to 72.7% in 2001 from 69.4% in 2000 because of the declining revenue. Rooms expense as a percentage of rooms revenues increased to 25.1% in 2001 versus 24.0% in 2000 due to REVPAR declines from the softening demand.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements and distributions to shareholders is our share of the Partnership’s cash flow from the percentage leases. The lessees’ obligations under the percentage leases are unsecured and the lessees’ ability to make rent payments to the Partnership under the percentage leases are dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

         As of September 30, 2001, we had $3.5 million of unrestricted cash and cash equivalents and $8.8 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance, and we had outstanding borrowings totaling $30 million and $280.5 million against our credit facility and term notes payable, respectively. In October and November, we borrowed an additional $6 million under our credit facility, bringing the total outstanding borrowings on the facility to $36 million.

         We have a $100 million credit facility available, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and our working capital needs. For information relating to the terms of our credit facility and our $130 million, $45 million, and $108 million term notes payable, please see Notes 4 and 5, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q. We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

         Our $130 million and $108 million term notes payable are property-specific mortgages and pose no covenant compliance issues going forward. The $36 million currently drawn on the credit facility and the $45 million term note contain covenant formulas regarding the company’s overall leverage and debt service coverage. As of September 30, 2001, we were not in violation of these covenants, however, based upon fourth quarter 2001 projections discussed above, we anticipate being in violation of certain covenants as of the end of 2001 and in future periods. We are actively discussing these issues with our lenders to reach a timely resolution. It is still too early to speculate the ultimate outcome of these discussions and, therefore, we can provide no assurance that we will be able to reach an accommodation with our lenders. If we are able to obtain credit agreement amendments or waivers, no assurance can be given that our interest expense will remain at current levels. No assurance can be given that our lenders will agree to continue making advances on our $100 million credit facility under the current terms, or at all.

         Westboy, LLC (“Westboy”), a wholly-owned subsidiary of BMC, leases ten Doubletree-licensed hotels owned by Red Lion Inns Operating L.P. (“OLP”) pursuant to a percentage lease agreement. The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. The rent will be reset to market rental rates if any of the ten hotels are sold. Refer to Note 4 of the Notes to Consolidated Financial Statements of BMC included in this Form 10-Q for selected financial information related to Westboy. For the nine months ended September 30, 2001, Westboy recognized a net loss of $2.0 million. Due to the uncertainty of revenue and cash flow projections, it is unclear if Westboy will be able to continue making its percentage lease payments over the next 12 months. There can be no assurance that Westboy will be able to continue making percentage lease payments at the current rate over the long term. In addition, no assurance can be given that the new lease terms with Westboy, or any other party, after 2002 will be made at the current rate.

         In 2001, we expect to spend approximately $23.0 million on renovations at our hotels. This figure excludes the Chicago Executive Plaza and Meadowlands projects discussed below, but includes renovating the guestrooms and public space at our newly-reflagged Embassy Suites in Southfield, Michigan at a cost of approximately $5.5 million and completing guestroom renovations at our Berkeley Marina Radisson, Hunt Valley Marriott and Columbus Marriott, which were substantially complete at the end of the third quarter. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund our remaining 2001 renovations.

         In the third quarter 2001, we commenced an approximately $19 million renovation of the Executive Plaza Hotel in Chicago, Illinois, of which we intend to provide approximately $4.5 million of equity funding utilizing availability under our line of credit. The Meadowlands project, which also began in the third quarter 2001, is fully funded by financing obtained in conjunction with the acquisition of the hotel. If we proceed with the approximate $27 million Pink Shell hotel expansion described in the “Third Quarter Highlights and Outlook for the Remainder of 2001” section above, we intend to fund construction costs through draws on our $100 million credit facility, or though separate debt financing. No assurance can be given that such financing will be available to us; however, we do not intend to start the project unless such financing is provided for.

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

         We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at no more than 7.32%. Based on the new interest protection, approximately 68% of our consolidated outstanding debt at September 30, 2001 and December 31, 2000 is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 5.9% as of September 30, 2001.

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

         We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.25 million, based upon the balances outstanding on our variable rate instruments at September 30, 2001.

         As discussed in the “Liquidity and Capital Resources” section, we expect to default on certain loan covenants in future periods. We can not provide assurance as to the impact on interest rates should these covenants be violated or upon the results of negotiation with the lenders.

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

None.

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to:

•	Leasing, management or performance of the hotels;

•	Boykin’s plans for expansion, conversion or renovation of the hotels;

•	Adequacy of reserves for renovation and refurbishment;

•	Potential acquisitions and dispositions by Boykin;

•	Boykin’s financing plans and the outcome of successful negotiation with lenders related to anticipated loan covenant violations;

•	Boykin’s policies regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters; and

•	Trends affecting Boykin’s or any hotel’s financial condition or results of operations.

         You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions and their impact on the occupancy of our hotels, war, terrorism, hurricanes, changes in interest rates, changes in local or national supply and construction of new hotels, changes in profitability and margins and the financial condition of our lessees, and other similar variables. The information contained in this Form 10-Q and in the documents incorporated by reference herein and Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

November 14, 2001	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 14, 2001	/s/ Paul A. O’Neil Paul A. O’Neil Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank, as rights agent

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