Form 10-K
period 2001-12-31
BOYKIN LODGING CO
filed 2002-03-26
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1824586 (I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue, Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)

(216) 430-1200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 2002, was approximately $157 million.

      As of March 19, 2002, the registrant had 17,223,334 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2002 into Part III, Items 10, 11, 12, and 13.

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

      You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from our expectations include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions and their impact on the occupancy of our hotels, war, terrorism, hurricanes, changes in interest rates, changes in local or national supply and construction of new hotels, changes in profitability and margins and the financial condition of our operators and lessees, and other similar variables. The information contained in this Form 10-K and in the documents incorporated by reference herein and Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

(a) General Development of Business

About Boykin Lodging Company

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that, as of March 19, 2002, owns interests in 33 hotels throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of December 31, 2001, Boykin Lodging Company had a 92.3% ownership interest in, is the sole general partner of and does all its business through the Partnership.

      Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through the following key business strategies relating to the ownership and operation of our hotels:

•	Maximizing operating cash flows of our hotels through

•	aggressive asset management to maximize revenue and minimize expenses;
•	selective renovation;
•	expansion and development; and
•	improved brand positioning;

•	Focused portfolio management including acquiring upscale, full-service commercial and resort hotels located in urban and beach markets at a discount to their replacement cost and disposing of non-core suburban assets;

•	Branding our hotels with the industry’s premier upscale franchises or by being independent of franchise affiliations in markets that can support this; and

•	Contracting with high-quality, experienced hotel management companies to operate our hotels effectively by maximizing their cash flow and value.

      Our management has substantial hotel operating, development, acquisition and transactional experience. Our executives have over 100 years of combined experience in the hotel industry and have directly overseen the acquisition, disposition, recapitalization, development and repositioning of billions of dollars of hotel assets throughout the United States.

      Through the year ended December 31, 2001, the Partnership leased its properties to established hotel operators. Effective January 1, 2002, we took advantage of the restructuring available under the Work Incentives Improvement Act of 1999 (“REIT Modernization Act”). The REIT Modernization Act amended the tax laws to permit REITs, like us, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. At December 31, 2001, we had an agreement to acquire a total of 28 leasehold interests in our hotels from two of our operators, Boykin Management Company Limited Liability Company (“BMC”) and Meristar Hotels and Resorts, Inc. (“Meristar”), and enter into management contracts with them effective January 1, 2002. Following these transactions, 31 of our 33 hotels are operated under the TRS structure whereby the hotels are leased to a TRS of Boykin Lodging.

      We believe that the new TRS structure will enhance our long-term performance, better align the interests of our operators with ours, and allow us to benefit from expense management initiatives which can be implemented and monitored more closely. In addition, we believe that our flexibility has been significantly enhanced because the new management agreements with BMC and Meristar are terminable by us without penalty, whereas the previous percentage leases provided for significant termination penalties even if we sold a property. We recorded a charge to earnings of $15.0 million for the year ended December 31, 2001 relating to the acquisition and termination of the percentage leases with BMC and Meristar and the related transaction costs. Of this charge, $11.4 million was a non-cash charge related to the issuance of 1.4 million Partnership units to BMC. After the issuance, Boykin Lodging Company had an 85.0% ownership interest in the Partnership. The transaction also resulted in the assumption of the net working capital of the leasehold interests as of December 31, 2001. Although we expect that the transactions will reduce our funds from operations per share for 2002, if the TRS benefits described above are realized, the transactions should allow us to enhance our long-term performance. Going forward, the results of operations of the hotels operated by BMC and Meristar will be recorded in our financial statements, which will replace the previously recorded percentage lease revenue from these properties.

Highlights from 2001

•	In October 2001, we completed a $5.5 million renovation of the Doubletree Guest Suites located in Southfield, Michigan, which we acquired in September 2000. Upon completion of the renovation, the hotel was rebranded as an Embassy Suites.

•	In July 2001, we formed a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company. The joint venture acquired a 219 room full-service hotel in Lyndhurst, New Jersey. Our initial investment in the joint venture was $3.5 million and we have a 50% ownership interest in the hotel through the joint venture. A $5.5 million renovation of the hotel was completed in February 2002 at which time it was rebranded to a Courtyard by Marriott.

•	In January 2001, we sold our Daytona Beach Radisson resort for consideration of $12.5 million.

(b) Financial Information About Industry Segments

      All of Boykin’s operations are in the hotel industry.

(c) Narrative Description of Business

Boykin’s Hotel Portfolio

      As of March 19, 2002, our hotel portfolio includes 31 full-service hotels and two limited-service hotels, all of which compete in the upscale to moderate price segment of the hospitality market. For the year ended December 31, 2001, our hotels, on a same unit basis, had an average occupancy rate of 62.2%, an average daily rate (“ADR”) of $93.82 and revenue per available room (“REVPAR”) of $58.30. Refer to Item 2(a) “Hotel Properties” on page 11 for a listing of our hotels. Also refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 for a chart of hotel operating data for 2001 and 2000.

Application of Business Strategies

Internal Growth from Strong Asset Management, Renovation, Development and Repositioning

      1. Strong Asset Management

      We believe that the revenue and cash flow from our hotels will be maximized by intensive management and marketing. We intend to derive increased cash flow through the application of our operating strategies, which include active hotel revenue maximization through effective yield management and cost containment initiatives. We believe that our operators’ commitment to customer service and the experience of their management teams positions us to capitalize on the demand in our markets.

      We also believe that, based on improving market conditions, the location of our core hotels, and the strength of our own and our operators’ management teams, the portfolio should provide us with the opportunity for long-term cash flow growth through the hotel operations.

      2. Capital Expenditure and Renovation Strategy

      We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes the results of the hotels operations. Consistent with this strategy, we have made significant renovations at several of our hotels in recent years. In 2001, 2000, and 1999 we spent $23.0 million, $18.4 million and $22.1 million, respectively on renovations, excluding the projects at our Chicago, Illinois and Lyndhurst, New Jersey hotels which are owned by unconsolidated joint ventures. This represented 9%, 6% and 7% of 2001, 2000, and 1999 consolidated hotel revenues, respectively, significantly above the hotel industry standard of 4%.

      Looking forward to 2002, we plan to continue certain capital improvement project at the hotels, however, the terms of the March 2002 amendment to our credit facility contain restrictive provisions relative to capital expenditure activity. Specifically, we are entitled to complete our renovations and expansion projects at our Chicago, Meadowlands and Pink Shell properties as discussed within the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our other capital expenditures are limited to 5% of our total hotel revenues.

      3. Development, Expansion and Repositioning Strategy

      Within the past year we have reflagged/repositioned two hotels; the Southfield Embassy Suites in October 2001 and the Meadowlands-Lyndhurst Courtyard by Marriott in February 2002. In 2001, we commenced an approximate $20 million renovation of the Executive Plaza Hotel in Chicago, Illinois. Upon completion, expected to be in the third quarter of 2002, the property will be repositioned as a four-star-quality independent hotel and renamed “Hotel 71”, which reflects the address of the property. We have a 43.75% ownership interest in this property through a joint venture formed with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm that manages a portfolio of approximately $6 billion.

      In November 2001, we completed a $3 million renovation of a 60-unit tower at the Pink Shell Beach Resort in Ft. Myers Beach, Florida. These renovated studio units in the tower are being sold as Sanibel View Villas Condominiums, with the expectation that the unit owners will make their units available to us by contract for rental as hotel rooms. As of March 19, 2002, 15 of these units have sold, netting proceeds in excess of the renovation cost of the entire project.

      We also continue to work on an expansion project at the Pink Shell Beach Resort, which would increase the resort by 39 rooms. Although we are not obligated at this point to proceed with the project, our plan would be to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower called White Sand Villas that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. As with any renovation, the shorter-term effects may be a lower revenues due to the demolition of the cottage units. The pre-marketing activity for the project has generated significant interest. We anticipate that we will only proceed with this project when we have sufficient pre-sales of these units to fund construction costs and we have secured financing. We anticipate that we may be in a position to commence construction in the summer of 2002.

      We may seek to develop additional full-service or upscale limited-service hotels on land that we acquire in our current geographic markets or on land contiguous to our hotels. We believe that selective development of hotels in our existing geographic markets could enable us to take advantage of operating efficiencies to generate attractive returns on our investment. We may also expand our existing hotels and/or reposition under-performing hotels by changing the franchise brand affiliation.

Portfolio Management

      We believe that the upscale and mid-price market segments of the hospitality industry will present attractive acquisition opportunities. Our acquisition strategy focuses on the following categories:

1.	Target Markets and Product Type — Full-service commercial and resort hotels located in major urban markets, business centers and destination beach markets.

2.	Market Repositioning Opportunities — Undervalued hotels whose occupancy, daily rates and overall revenues can be significantly enhanced through new brand affiliations and/or implementation of new management and marketing strategies which will maximize revenues and profitability.

3.	Redevelopment and Renovation Opportunities — Hotels with sound operational fundamentals that, because of a lack of capital, require physical renovation to achieve their full performance potential, and other properties which can benefit from total redevelopment and market repositioning.

4.	Portfolio Acquisitions — Portfolios of hotels which result in geographic economies of scale or which may be managed by proven hotel operators, and that may benefit from our repositioning and redevelopment experience and access to capital.

      We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available. We will also sell selected non-core suburban assets. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from capital obtained from borrowings, from the proceeds of the sale of non-strategic hotels, from additional issuances of common shares, preferred shares, or other securities, from potential joint venture partners and from cash flows from operations. Our credit facility currently places limitations on our ability to make acquisitions.

Brand Strategy

      We believe that we can maximize our market share and revenue by taking advantage of our orientation toward sales and marketing to identify the most effective branding and to leverage our brands with effective direct sales strategies.

      We focus on owning hotel properties that are, or can be, associated with brands that will lead the hospitality industry in REVPAR. Our portfolio is currently operated under franchise license agreements with premier nationally recognized hotel chains, including Marriott®, Radisson®, Hilton®, Embassy Suites®, Doubletree®, Holiday Inn®, Hampton Inn® and Quality Suites®. We expect to continue to affiliate with a number of different franchisors in order to maximize the performance of our hotels by providing greater access to a broad base of national marketing and reservation systems, and to mitigate the risks of franchise loss and franchise overlap. We believe that our relationships with certain franchisors facilitate finding acquisition opportunities and completing acquisitions on attractive terms.

      In selected markets, hotels can be most appropriately marketed and positioned without the need of a franchise affiliation. Our French Lick Springs Resort and Spa in French Lick, Indiana operates as an independent hotel. Upon completion of the renovation of our Chicago property in the third quarter of 2002, “Hotel 71” will also operate independent of a franchise agreement. Broad based reservation systems are available and are being used by the independent hotels.

      Our hotels’ franchise agreements expire at various dates through February 25, 2022, which, in some cases, may be extended for additional terms. The franchise agreements generally impose certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchised operator must comply. Some of the key provisions of the franchise agreements include the following:

•	The franchise agreements provide for early termination at the franchisor’s option on the occurrence of certain events of default, such as the failure to properly maintain the hotel.

•	Notification must be given to the franchisor upon the sale of a hotel giving the franchisor rights, as defined in its franchise agreement, ranging from consent to the transfer of ownership, the franchisor’s ability to match an offer for sale, or the right to terminate the franchise agreement. Several of the franchise agreements can be terminated upon sale by the franchisee.

Operator Strategy

      In selecting operators, we seek hotel managers with demonstrated full-service hotel expertise, a stable operating and financial performance history, an excellent reputation in the hospitality industry, an ability to introduce additional acquisition opportunities to us and to manage additional hotels for us.

      As of March 19, 2002, the hotels in our portfolio were operated by the following entities:

Number
Operator	of Hotels

BMC	17
Hilton Hotels Corporation (“Hilton”)	10
Meristar	3
Concord	1
Davidson Hotel Company (“Davidson”)	1
Outrigger Lodging Services (“Outrigger”)	1
33

BMC

      Robert W. Boykin (our Chairman of the Board and Chief Executive Officer) and his brother, John E. Boykin, control BMC. BMC has continued the over 40-year hotel operation and management business of the Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel properties. BMC currently manages 20 properties containing 5,172 guest rooms located throughout the United States, including 17 hotels owned by us. BMC’s subsidiaries, which conduct management activities for owners other than us, include an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business.

      BMC and its owners, who have a substantial interest in the Partnership, have interests that conflict with our interests in connection with the structuring and enforcement of the management agreements and other agreements between us and BMC and in connection with activities that may maximize profits for BMC without necessarily benefiting us. We have implemented several measures, including those listed below, to align the interests of BMC and its owners with our interests and to address these conflicts of interest:

•	BMC’s owners have retained their equity interests in the Partnership;

•	Our corporate charter documents require that our independent directors shall make all determinations to be made on behalf of Boykin Lodging Company with respect to the relationships or opportunities that represent a conflict of interest for any officer or director of Boykin Lodging Company as such;

•	Any affiliate of the Boykin Group will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging Company;

•	Beginning in 2002, BMC is entitled to receive incentive management fees with respect to each hotel it manages for us if the gross operating profit at the hotel is in excess of the budgeted gross operating profit for such hotel;

•	BMC has contractually agreed to provide an incentive to its corporate-level senior executive team by allocating the first portion (equal to one-eighth of one percent of total revenues) of the incentive fee paid under the management agreements to a bonus pool to be paid to the corporate executives, thereby aligning the corporate executives with us and our goal of maximizing gross operating profit; and

•	BMC has a deferred compensation plan for its corporate-level senior executives, under which the value of each award is based on, and fluctuates with, the value of our common shares.

      Hilton. Hilton develops, owns, manages and franchises hotels, resorts and vacations ownership properties. Its portfolio includes internationally known and regarded hotel brands, including Hilton®, Doubletree®, Embassy Suites Hotels®, Hampton Inn®, Hampton Inn & Suites®, Hilton Garden Inn®, Homewood Suites® by Hilton and Conrad®. Hilton currently manages our portfolio of ten Doubletree hotels through Doubletree DTWC Corporation (“DTWC”), an affiliate of Hilton.

      Meristar. Meristar is a publicly traded hotel management company that manages hotels throughout the United States. Meristar’s portfolio of full-service hotels under management includes both independent brands and a number of well-known franchised brands, including Hilton®, Sheraton®, Marriott®, Embassy Suites®, Westin®

and Doubletree®. As of December 31, 2001, Meristar also leased and operated our Pink Shell Beach Resort, which is owned 100% by the Partnership. Effective January 1, 2002, Pink Shell is leased to the TRS who entered into a management agreement with Meristar to continue to operate the property.

      Concord. Concord is a privately owned hotel investment and management company based in Cleveland, Ohio. Concord was formed to acquire, develop and manage both full and limited-service hotel properties. Concord owns and operates hotels under franchise agreements with such franchisors as Marriott®, Radisson®, Hilton®, Residence Inn® and Hampton Inn®.

      Davidson. Davidson is a privately held national hotel management company located in Memphis, Tennessee. Davidson provides management, development, consulting and accounting expertise for the hospitality industry. Davidson operates hotels under franchise agreements with such franchisors as Marriott®, Embassy Suites®, Hilton®, Crowne Plaza®, Omni® and Holiday Inn®.

      Outrigger. Outrigger is a privately held hotel management company based in Encino, California. Outrigger has operated or currently operates a full range of hotel products, including Marriott®, Sheraton®, Hilton®, Residence Inn®, Holiday Inn®, Radisson®, and many limited service products. In addition to branded hotels, Outrigger operates upscale boutique hotels.

Terms of the Management Agreements

      The following is a summary of the material terms of the BMC, Meristar and DTWC management agreements and, with respect to BMC, is qualified in its entirety by reference to the Form of Management Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on January 14, 2002.

      The management agreements have the material terms described below:

•	Duration/Termination. The BMC and Meristar agreements have terms ranging from two years and nine months to eight years. We have the right to terminate each of these agreements upon 90 days advance written notice without having to pay any damages or a termination fee or penalty. The operator does not have the right to terminate prior to expiration of the term absent an event of default by us. The BMC and Meristar agreements do not contain renewal provisions. The DTWC agreement has an initial term which commenced on January 1, 1998 and continues until April 5, 2012. Thereafter, DTWC may extend the agreement for up to ten consecutive renewal terms of five years each. The DTWC agreement does not provide us with a right of termination absent an event of default by DTWC.

•	Management Fees. Most of the agreements provide for base and incentive management fees. The base fee for each of the BMC managed hotels is 3% of total revenues and the incentive fee is 13.5% of the amount by which the gross operating profit for a hotel exceeds the agreed upon budgeted gross operating profit, up to a maximum of 1.125% of total revenues. The base fee for the Meristar managed hotels is 1.25% of total revenues. The base fee for DTWC is 3% of gross revenues. The DTWC incentive fee is equal to 15% to 25% of gross operating profit as defined in the agreement. The DTWC incentive fees may be deferred to the extent certain cash flow thresholds are not met and such fees which otherwise would have been deferred are instead eliminated after $6 million of incentive fees have been deferred. As of December 31, 2001, the $6 million deferred incentive fee threshold had been met.

•	Operating and Other Expenses. All the agreements provide that we are responsible for all operating expenses associated with the hotels. In addition, we are responsible to either pay directly or reimburse the operator for all other expenses relating to the hotel including, without limitation, real estate taxes, insurance premiums and debt service.

•	Indemnification. All the agreements provide that we will hold the operator harmless from and against all liabilities, losses, claims, damages, costs and expenses that arise from or in connection with (a) the performance of operator’s services under the agreement, (b) any act or omission (whether or not willful, tortious, or negligent) of us or any third party, (c) or any other occurrence related to the hotel, except for events that result from (i) the fraud, willful misconduct or gross negligence of operator or (ii) in the case of the BMC and Meristar agreements, the breach by operator of any provision of the agreement.

•	Events of Default. Events of default include (a) failure to make any payment required by the agreement, (b) failure to observe or perform any term or provision after 30 days’ notice to cure and, (c) in the case of BMC and Meristar, failure of either party to perform in accordance with the applicable franchise agreement.

Third Party Lessees/ Joint Ventures

      We have formed joint ventures with our third party lessee/operators to align the hotel lessees’ economic interests with our economic interests. In certain of these joint ventures, the lessee/joint venture partner’s ability to receive cash flow and equity capital distributions is subordinated to our receipt of specified minimum distributions. In addition, certain lessees must maintain a specified net worth to support its lease payment obligations and pledge its joint venture interest as security for the lease payment obligations. We are permitted to subject any majority-owned joint venture’s hotel to a mortgage or to sell the hotel or its interest in the joint venture without obtaining the affected joint venture partner’s consent.

      As of December 31, 2001, we had joint ventures formed with the following companies or their affiliates who operated and/or leased the following hotels:

		Boykin	JV Partner
		Ownership	Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	Meristar	91%	9%	Holiday Inn Minneapolis West
Shawan Road Hotel Limited Partnership	Davidson	91%	9%	Marriott’s Hunt Valley Inn
Boykin San Diego, L.L.C.	Outrigger	91%	9%	Hampton Inn San Diego Airport/Sea World
BoyCon, L.L.C.	Concord	50%	50%	Meadowlands-Lyndhurst Courtyard by Marriott

Disruption in Travel Industry

      The aftermath of the terrorist attacks on September 11th and the ensuing period of sustained conflict has resulted in the hotel industry experiencing its worst revenue loss since the early 1930’s. The travel industry as a whole has been adversely impacted due to the industry being the vehicle utilized to perform the terrorist attacks. While the effect of heightened awareness and increased security measures has slowly allowed the industry to adjust to a new state of normalcy, uncertainty surrounding possible future terrorist attacks and the travel industry again being a target still looms. Due to the unprecedented nature of these events, the duration of the impact of September 11th on the hotel and travel industries is indeterminable.

Competition

      The principal competing factors for each of our hotels are (i) brand affiliation, (ii) room rates, (iii) customer service, (iv) location, and (v) the condition and upkeep of each hotel in general and in relation to other hotels in its local market. We believe that we are well positioned in each category. We have affiliated with a network of high quality franchisors or have utilized broad based reservation systems for our independent hotels. We believe that our operators’ emphasis on customer service and their strong and active “yield management” enable us to maximize revenues at each hotel. While new hotels in certain of our markets have caused us to experience lower than expected occupancies from some of our hotels, our hotels are generally located in areas that generate demand such as airport hotels, major tourist locations, and major cities or business centers. We also believe our strong commitment to regular capital improvements, including the replacement and refurbishment of furniture, fixtures and equipment, helps improve our competitive position.

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

Seasonality

      The operations at our hotels historically have been seasonal. Twenty-nine of the hotels maintain higher occupancy rates during the second and third quarters. Our four hotels in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flow received from hotel operations.

Employees

      We currently have fifteen employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions.

Executive Officers of the Registrant

      Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	52	Chairman of the Board and Chief Executive Officer
Richard C. Conti	52	President and Chief Operating Officer
Shereen P. Jones	40	Executive Vice President, Chief Financial and Investment Officer
Russ C. Valentine	56	Senior Vice President, Acquisitions
Andrew C. Alexander	38	Senior Vice President and General Counsel

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

      Shereen P. Jones has served as our Executive Vice President, Chief Financial and Investment Officer since February 2002, when she succeeded Paul A. O’Neil as Chief Financial Officer. Prior to joining Boykin, she was with Credit Suisse First Boston in New York where she was Director and Global Head of Hospitality Investment Banking, spearheading the development of its lodging investment banking practice. Previously, she spent seven years with Lehman Brothers, serving most recently as Senior Vice President and head of its Real Estate, Lodging and Gaming Mergers & Acquisitions practice. Prior to joining Lehman, she was Vice President, Corporate Finance, for Oppenheimer & Co. and Kidder, Peabody & Co.

      Russ C. Valentine joined us in June 1999 as our Senior Vice President, Acquisitions. Prior to joining us, Mr. Valentine served as Senior Vice President of Acquisitions for American General Hospitality, a real estate investment trust that was based in Dallas, Texas. Mr. Valentine played a significant roll in American General’s successful acquisition program from 1990 to 1998. Over the past 25 years, Mr. Valentine has worked for major consulting, investment banking, and hotel organizations.

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

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

      All of our operations are conducted in the United States.

Item 2.	Properties

(a) Hotel Properties

      As of March 19, 2002, we own interests in the following 33 hotel properties:

	Number
Property	of Rooms	Location

Doubletree Portland, Lloyd Center	476	Portland, OR
Doubletree Sacramento	448	Sacramento, CA
Doubletree Omaha	413	Omaha, NE
Doubletree Kansas City	388	Kansas City, MO
Doubletree Boise	304	Boise, ID
Doubletree Colorado Springs	299	Colorado Springs, CO
Doubletree Hotel San Antonio	290	San Antonio, TX
Doubletree Spokane Valley	237	Spokane, WA
Doubletree Portland Downtown	235	Portland, OR
Doubletree Springfield	234	Springfield, OR
Doubletree Bellevue Center	208	Bellevue, WA
Doubletree Yakima Valley	208	Yakima, WA
Marriott’s Hunt Valley Inn	392	Baltimore, MD
Cleveland Airport Marriott	375	Cleveland, OH
Buffalo Marriott	356	Buffalo, NY
Columbus North Marriott	300	Columbus, OH
Berkeley Marina Radisson	373	Berkeley, CA
Radisson Hotel Mt. Laurel	283	Mt. Laurel, NJ
High Point Radisson	251	High Point, NC
Radisson Inn Sanibel Gateway	157	Fort Myers, FL
Holiday Inn Minneapolis West	196	Minneapolis, MN
Holiday Inn Crabtree	176	Raleigh, NC
Lake Norman Holiday Inn	119	Charlotte, NC
Melbourne Hilton Oceanfront	118	Melbourne, FL
Knoxville Hilton	317	Knoxville, TN
Hampton Inn San Diego Airport/Sea World	199	San Diego, CA
Lake Norman Hampton Inn	117	Charlotte, NC
Embassy Suites Southfield	239	Southfield, MI
Melbourne Quality Suites	208	Melbourne, FL
Pink Shell Beach Resort	208	Fort Myers, FL
French Lick Springs Resort and Spa	485	French Lick, IN
Meadowlands-Lyndhurst Courtyard by Marriott	227	Lyndhurst, NJ
Executive Plaza Hotel	421	Chicago, IL

	9,257

(b) Office Space

      Pursuant to a shared services and office space agreement, we paid BMC approximately $4,950 per month in 2001 for the right to use certain office space and receive certain related services.

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

(a) Market Information

      Our common shares are traded on the New York Stock Exchange under the symbol “BOY”. The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

	Price Range		Cash Distributions
			Declared Per
	High	Low	Share

Year Ended December 31, 2000:
First Quarter	$13.44	$10.94	$0.47
Second Quarter	$14.88	$11.00	$0.47
Third Quarter	$14.69	$9.56	$.365
Fourth Quarter	$10.44	$8.50	$.365
Year Ended December 31, 2001:
First Quarter	$11.99	$8.50	$.365
Second Quarter	$12.90	$10.51	$.365
Third Quarter	$12.98	$7.50	$.365
Fourth Quarter	$9.59	$6.91	—
Year Ending December 31, 2002:
First Quarter (through March 19, 2002)	$9.47	$7.95	—

(b) Shareholder Information

      As of March 19, 2002, there were 910 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 14,200 beneficial owners.

      In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c) Dividend and Distribution Information

      The declaration and payment of future distributions is at the discretion of our Board of Directors and depends on, among other things, our receipt of cash distributions from the Partnership, our results of operations, level of indebtedness and restrictions imposed by our lenders, any contractual restrictions, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, economic conditions and other factors considered relevant by our Board. The level of our cash distributions is determined by us in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs.

      As a result of the recent economic downturn in the hotel industry that was exacerbated by the terrorist attacks on September 11th, and its adverse impact on our cash flow from operations, our Board of Directors suspended our fourth-quarter 2001 and first-quarter 2002 dividends. Based on our current REVPAR and cash flow expectations for 2002, we expect that management will recommend to the Board to resume the dividend for the third quarter of 2002, payable during the fourth quarter, but at a level significantly lower than historical levels. We hope to be in a position to distribute approximately 40% to 50% of our annualized funds from operations (“FFO”) per share going forward, or approximately $0.18 per share for the third-quarter payment based on the low end of our current FFO guidance. There can be no assurance that we will make any such future distributions.

(d) Sales of Unregistered Securities

      Not applicable.

(e) Use of Proceeds from Sales of Registered Securities

      Not applicable.

Item 6.	Selected Financial Data

      The following tables set forth selected historical operating and financial data for Boykin Lodging Company and BMC. The selected historical financial data has been derived from the historical financial statements of Boykin and BMC, as audited by Arthur Andersen LLP, independent public accountants.

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

BOYKIN LODGING COMPANY

SELECTED HISTORICAL OPERATING AND FINANCIAL DATA

(amounts in thousands, except for per share data)

	Year Ended December 31,

	2001	2000	1999	1998	1997

OPERATING DATA:
Total revenues	$80,133	$93,751	$86,159	$70,122	$38,266

Real estate related depreciation and amortization	28,474	30,374	28,878	21,265	10,148
Property taxes, insurance, general and other	22,563	21,577	16,149	12,158	7,577
Interest expense and amortization of deferred financing costs	23,121	25,533	21,408	14,498	3,107
Unrealized loss on carrying value of assets	24,000	7,000	—	—	—
Costs associated with termination of leases	15,000	—	—	—	—

Total expenses	113,158	84,484	66,435	47,921	20,832

Equity in income of unconsolidated joint ventures	589	68	23	—	—
Income (loss) before gain on sale of assets, minority interest, extraordinary item and one-time effect of change in accounting principle	(32,436)	9,335	19,747	22,201	17,434
Gain on sale of assets	240	—	—	—	—
Minority interest	2,999	(919)	(1,625)	(2,059)	(2,210)

Income (loss) before extraordinary item and one-time effect of change in accounting principle	(29,197)	8,416	18,122	20,142	15,224
Extraordinary item — loss on early extinguishment of debt, net of minority interest	—	(686)	—	(1,138)	(882)

Income (loss) before one-time effect of change in accounting principle	(29,197)	7,730	18,122	19,004	14,342
One-time effect of change in accounting principle, net of minority interest	(373)	—	—	—	—

Net income (loss) applicable to common shares	$(29,570)	$7,730	$18,122	$19,004	$14,342

EARNINGS PER SHARE:
Net income (loss) per common share:
Basic	$(1.72)	$0.45	$1.06	$1.25	$1.51
Diluted	$(1.72)	$0.45	$1.06	$1.25	$1.49
Weighted average number of common shares outstanding:
Basic	17,176	17,137	17,063	15,252	9,523
Diluted	17,281	17,305	17,127	15,252	9,595
OTHER DATA:
Funds from operations (a)	$36,167	$46,005	$48,189	$42,805	$27,381
Net cash provided by operating activities	$34,043	$43,400	$51,795	$39,960	$29,477
Net cash used for investing activities	$(16,178)	$(23,515)	$(26,480)	$(299,784)	$(110,554)
Net cash (used for) provided by financing activities	$(18,430)	$(19,681)	$(26,987)	$263,612	$61,570
Dividends declared	$19,030	$28,889	$32,260	$30,685	$17,150
Weighted average number of common shares and units outstanding:
Basic	18,467	18,428	18,354	16,549	10,883
Diluted	18,572	18,596	18,418	16,549	10,905

	2001	2000	1999

HISTORICAL BALANCE SHEET DATA:
Investment in hotel properties, net	$520,484	$565,224	$584,875
Total assets	559,218	600,593	606,103
Total debt	318,971	311,440	294,000
Minority interest	18,351	16,750	18,263
Shareholders’ equity	202,646	253,266	273,730

(a)	The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.

We compute FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income (loss) and FFO (in thousands):

	2001	2000	1999	1998	1997

Net income (loss)	$(29,570)	$7,730	$18,122	$19,004	$14,342
Real estate related depreciation and amortization	28,474	30,374	28,878	21,265	10,148
Minority interest	(2,999)	919	1,625	2,059	2,210
Gain on property insurance recovery	—	(407)	—	—	—
Unrealized loss on carrying value of assets	24,000	7,000	—	—	—
Costs associated with termination of leases	15,000	—	—	—	—
Gain on sale of assets	(240)	—	—	—	—
One-time effect of change in accounting principle	373	—	—	—	—
Extraordinary item	—	686	—	1,138	882
Equity in income of unconsolidated joint ventures	(589)	(68)	(23)	—	—
FFO adjustment related to joint ventures	1,718	(229)	(413)	(661)	(201)

Funds from operations	$36,167	$46,005	$48,189	$42,805	$27,381

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY

SELECTED HISTORICAL OPERATING DATA

(amounts in thousands)

	Year Ended December 31,

	2001	2000	1999

OPERATING DATA:
Room revenue	$149,083	$173,765	$160,528
Food and beverage revenue	69,450	76,731	75,140
Other hotel revenue	13,928	16,230	16,753

Total hotel revenues	232,461	266,726	252,421
Other revenue	3,533	2,690	2,670

Total revenues	235,994	269,416	255,091
Operating expenses	(169,415)	(187,166)	(178,602)

Operating income	66,579	82,250	76,489
Gain on termination of leases, net	12,604	—	—
Cost of goods sold of non-hotel operations	(15)	(248)	(517)
Percentage lease expense	(64,175)	(78,819)	(73,289)

Net income	$14,993	$3,183	$2,683

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boykin’s Formation and Significant Events

      Boykin Lodging Company was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of March 19, 2002, Boykin Lodging Company has an 85.0% ownership interest in, is the sole general partner of and does all its business through the Partnership.

      Since our initial public offering, we have increased our portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

•	We currently have strategic alliances with four hotel operators and own four hotels with them through joint venture structures. In 1999, we also formed a joint venture with AEW Partners III, L.P. (“AEW”) and, through that joint venture, we purchased a hotel located in downtown Chicago.

•	At the end of 2001, we had $319.0 million of debt outstanding under various debt instruments.

•	Effective January 1, 2002, we took advantage of the restructuring available under the REIT Modernization Act and acquired leasehold interests in 28 hotels from two of our operators. Following this transaction, 31 of our 33 hotels are operated under the taxable REIT subsidiary (“TRS”) structure whereby the hotels are leased to a wholly owned subsidiary of the Partnership.

      At the end of 2001, we owned interests in 33 hotels containing a total of 9,249 guestrooms located in 19 different states. Upon completion of the renovation and rebranding of the Lyndhurst, New Jersey property to a Courtyard by Marriott in February 2002, an additional eight rooms were available at the property, thereby increasing our number of guestrooms to 9,257.

Significant Accounting Policies

      The significant accounting policies which we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue recognition. Through December 31, 2001, our principal source of revenue was lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels. We recognize lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases and on an interim basis in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” Under the provisions of SAB No. 101, a portion of our percentage lease revenues, which historically were recognized in the first, second, and third quarters, are deferred and recognized in the fourth quarter. SAB No. 101 impacts the interim reporting of revenues related to our leases, but has no impact on interim cash flow or year-end results of operations. In 2002 and beyond, SAB No. 101 only impacts the consolidated statement of operations for the lease revenues related to the two hotels not operated under the TRS structure as lease revenues from hotels operated under the TRS will be eliminated in consolidation.

Commencing in 2002, as a result of the TRS transaction, our principal source of revenue is the revenues generated from hotel operations. The rooms, food and beverage and other revenue of the hotels are recognized as the services are provided.

•	Impairment of long-lived assets. We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

In the fourth quarter of 2001 and 2000, we recorded charges of $24,000 and $7,000, respectively, for unrealized losses on the carrying value of several hotels due to their book value exceeding their net realizable value. We do not believe that there are any factors or circumstances indicating impairment of any other of our investments in hotel properties at this time.

We estimate the fair market values of our properties through a combination of each property’s expected cash flow generated from operations, holding period and ultimate proceeds from disposition. In projecting the expected cash flows from operations of the asset, we base our estimates on future projected earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and deduct expected capital expenditure requirements. We then apply growth assumptions to project these amounts over the expected holding period of the asset. Our growth assumptions are based on estimated inflationary increases in room rates and expenses and the demand for lodging at our properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are judgmentally determined based on a combination of anticipated cash flow in the year of disposition, cap rate, ratio of selling price to gross hotel revenues and selling price per room.

If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks set forth under Item 7 of this Form 10-K.

•	Use of estimates. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make certain estimates and assumptions that we believe are reasonable based upon the current information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

      Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included within this Form 10-K.

Results of Operations

      The following discusses our historical results of operations for 2001 compared to 2000 and 2000 compared to 1999. Because the rent we collected from BMC and its subsidiaries constituted a significant portion of our lease revenues in these periods, we believe that a discussion of the historical operations of BMC is also important to understand our business.

Boykin Lodging Company

Results of Operations Year Ended December 31, 2001 Compared to Year Ended 2000

      Our percentage lease revenue decreased 16.1% to $72.0 million from $85.9 million in 2000 due to a 9.3% decrease in consolidated hotel revenues. Our percentage lease revenue is driven by hotel revenues which are, in turn, driven by average daily rate (“ADR”), occupancy, and room revenue per available room (“REVPAR”). The following table sets forth the operating data of the hotels owned by us as of December 31, 2001 (including those owned by unconsolidated joint ventures), without regard to when we acquired the hotels.

	ADR			Occupancy			REVPAR

	2001	2000	% Chg	2001	2000	% Chg	2001	2000	% Chg

All Hotels (33 Hotels) (a)	$93.82	$95.05	-1.3%	62.2%	67.4%	-7.7%	$58.30	$64.04	-9.0%
Comparable Hotels (30 Hotels) (b)	$93.60	$94.46	-0.9%	62.2%	67.5%	-7.9%	$58.25	$63.73	-8.6%
Acquired Doubletree Portfolio (10 hotels)	$85.54	$85.41	0.2%	66.2%	70.3%	-5.8%	$56.62	$60.02	-5.7%

(a)	Includes all hotels we owned at the end of 2001, including predecessors’ results.

(b)	Includes hotels we owned in both periods.

      The decrease in hotel revenues from the prior year, and resultant decrease in our lease revenues, resulted from the weak hotel operating environment. During the first eight months of 2001, lodging demand declined modestly due to the softening economy; following September 11th, the decline in demand was more severe. Another factor contributing to the decrease in revenues was the sale of the Daytona Beach Radisson Resort in January 2001, which generated lease revenues of $1.7 million in 2000. Additionally, in February 2000, we took over the Radisson Hotel Mt. Laurel. In 2000, we recorded lease revenue of $.3 million related to Mt. Laurel. Since the take over and throughout 2001, instead of percentage lease revenues, Mt. Laurel’s hotel revenues and expenses are reflected in the results of operations. Percentage lease revenue payable by related parties, BMC and Westboy, represented $60.2 million, or 83.7% of the total percentage lease revenue in 2001, compared to $71.9 million, or 83.8% of total percentage lease revenue, in 2000.

      The net loss of $29.6 million in 2001 versus net income of $7.7 million in 2000 resulted from, among other things, the following:

•	a one-time $15.0 million charge related to the acquisition and termination of 28 leasehold interests, of which $11.4 million was non-cash;

•	a $24.0 million non-cash charge to reduce the carrying value of eight properties to their net realizable value;

•	a charge of $.4 million for the one-time effect of a change in accounting principle related to the write-down of a derivative asset pursuant to the adoption of SFAS No. 133; and,

•	a gain on property insurance recovery of $.4 million recorded in 2000 related to property damage at our two Melbourne, Florida hotels.

      These items were offset by reduced expenses or additional income in 2001 due to:

•	minority interest income of $3.0 million due to the net losses incurred by the Partnership versus minority interest expense of $.9 million in 2000;

•	a $1.9 million decrease in real estate related depreciation and amortization primarily related to three assets for which no depreciation was charged while they were classified as held for sale through the first three quarters of 2001 and the sale of the Daytona property in January 2001 for which approximately $.5 million of depreciation was recorded in 2000;

•	a $2.4 million decrease in interest expense due to significant decreases in interest rates on outstanding borrowings;

•	a $.2 million gain on the sale of our Daytona Beach Radisson Resort in January 2001; and

•	the non-recurring $.7 million extraordinary loss on extinguishment of debt in 2000.

      Our FFO in 2001 was $36.2 million compared to $46.0 million in 2000. For a definition of FFO, reconciliation of net income to FFO and discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, please see Item 6 “Selected Financial Data” on page 15.

Results of Operations Year Ended December 31, 2000 Compared to Year Ended 1999

      Our percentage lease revenue increased to $85.9 million in 2000 from $85.3 million in 1999. This increase was due to increased percentage lease revenues from our lessees of $2.4 million, offset by a $1.8 million decrease in percentage lease revenue attributable to our foreclosure of the Radisson Hotel Mt. Laurel lease in February 2000 from the prior lessee. Instead of percentage lease revenues, the hotel’s revenues of $6.7 million and hotel operating expenses of $5.4 million are reflected in the results of operations in 2000. The overall impact of the foreclosure was a decrease in net income of $.7 million in 2000. Percentage lease revenue payable by BMC is $71.9 million, or 83.8% of total percentage lease revenue in 2000, compared to $70.9 million, or 83.1% of percentage lease revenues 1999.

      The main driver of our percentage lease revenues is hotel revenues, which are driven by ADR, occupancy, and REVPAR. For all hotels owned by us as of December 31, 2000 (including the unconsolidated Executive Plaza Hotel), there was a 2.1% increase in REVPAR compared to 1999.

      Income before minority interests and extraordinary item decreased from $19.7 million in 1999 to $9.3 million in 2000. As a percent of total revenues, income before minority interests and extraordinary item decreased to 10.0% in 2000 from 22.9% in 1999, primarily resulting from:

•	a $7.0 million charge for unrealized losses on the carrying value of certain Doubletree hotels;

•	an increase in interest expense to $24.3 million in 2000, or 25.9% of total revenues, compared to $20.6 million, or 23.9%, in 1999, primarily due to higher interest rates and an increase in the average outstanding debt balances in 2000; and

•	an increase in real estate related depreciation and amortization, as a percent of percentage lease revenue, to 35.4% in 2000 from 33.9% in 1999.

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

BMC

Results of Operations Year Ended December 31, 2001 Compared to Year Ended 2000

      For the year ended December 31, 2001, BMC had hotel revenues of $232.5 million compared to $266.7 million in 2000. The decrease was primarily due to the events of September 11th and the slowdown in travel in the subsequent months combined with the continued softening demand as a result of the slowing economy. The sale of the Daytona Beach Radisson Resort in January 2001 also contributed to the decrease in hotel revenues, as $5.5 million of revenues were recorded in 2000 versus $.1 million in 2001.

      Percentage lease expense during 2001 was $64.2 million, or 27.6% of hotel revenues, compared to $78.8 million, or 29.5% of hotel revenues, in 2000. Departmental and other hotel operating expenses, consisting primarily of rooms expenses, food and beverage costs, franchise fees, utilities, repairs and maintenance, and other general and administrative expenses of the hotels were $169.4 million in 2001 compared to $187.2 million in 2000. As a percent of hotel revenues, the departmental and other hotel operating expenses increased to 72.9% in 2001 from 70.2% in 2000, because of falloff in demand during 2001.

Results of Operations Year Ended December 31, 2000 Compared to Year Ended 1999

      For the year ended December 31, 2000, BMC had hotel revenues of $266.7 million compared to $252.4 million in 1999. The increase was primarily due to the addition of the Executive Plaza Hotel in which a subsidiary of BMC commenced operations at the end of August 1999.

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

Liquidity and Capital Resources

      Historically, our primary source of cash to meet our cash requirements, including distributions to shareholders, was our share of the Partnership’s cash flow from the percentage leases. The lessees’ obligations under the percentage leases were largely unsecured and the lessees’ ability to make rent payments to the Partnership under the percentage leases was substantially dependent upon the lessees’ ability to generate sufficient cash flow from the operation of the hotels. Going forward, under the TRS structure, our primary source of cash will be our share of the Partnership’s cash flow from the operations of the hotels.

      As of December 31, 2001, we had $3.6 million of unrestricted cash and cash equivalents, and $9.4 million of restricted cash for the payment of capital expenditures, real estate tax and insurance. We had outstanding borrowings totaling $39.0 million and $280.0 million against our credit facility and term notes payable, respectively.

      As of December 31, 2001, we had a $100 million credit facility available, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million, $45 million, and $108 million term notes payable, please see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-K.

      Our $130 million and $108 million term notes payable are property-specific mortgages and pose no covenant compliance issues. The $39 million drawn on the credit facility as of December 31, 2001 and the $45 million term note contain covenant formulas regarding our overall leverage and debt service coverage. As anticipated, at

December 31, 2001, we were not in compliance with these covenants, but were granted a waiver for such non-compliance by our banks. In March 2002, we amended both debt facilities in order to, among other things, ease these leverage and debt service coverage covenants. We eliminated unused capacity on our credit facility that we were paying non-use fees on by reducing the facility from $100 million to $65 million. We also were able to obtain the option to automatically extend the maturity date on the $45 million facility from its scheduled October 2002 maturity to July 2003, the same time the credit facility matures. We expect that our interest expense under these amended facilities will increase by approximately $0.2 to $0.3 million per quarter and that our quarterly amortization expense related to deferred financing costs will increase by approximately $0.1 million per quarter.

      The terms of the amendment to our credit facility contain more restrictive provisions than before relative to, among other things, our acquisition and capital expenditure activity, as well as the amount of distributions we may pay out. Specifically, we may only use up to $5 million of proceeds under our credit facility for new acquisitions and, except for the ability to complete our renovations and expansion projects at our Chicago, Meadowlands and Pink Shell properties, our capital expenditures may not exceed 5% of our total hotel revenues. In addition, dividends on our common shares can not exceed the lesser of 50% of our FFO or $3.8 million per quarter, subject to certain exceptions, one being that we are entitled to distribute up to 100% of REIT taxable income. The terms of the amendments also provide that these restrictions may cease once our financial covenant tests are back in line with the thresholds provided for in the original credit facility agreements. Based upon our current REVPAR and cash flow expectations, we expect to be in compliance with our covenants under the amended facilities throughout 2002. We can not guarantee that our actual results will not differ materially from our expectations.

      We may seek to negotiate additional credit facilities, replacement credit facilities, or we may issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

      The impact of the recent weak hotel operating environment and the events of September 11th on our cash flow and balance sheet has been dramatic. We suspended the fourth quarter 2001 dividend and recently announced that the suspension would continue through the first quarter 2002. At this time, based on our current REVPAR and cash flow expectations, we anticipate that we will reinstate our dividend for the third quarter of 2002, payable during the fourth quarter, but at a level significantly lower than historical levels. We hope to be in a position to distribute approximately 40% to 50% of our annualized FFO per share going forward, or approximately $0.18 per share for the third-quarter payment based on the low end of our current FFO guidance. Our priorities are to conserve cash and maintain our leverage to allow us to take advantage of opportunities in the marketplace.

      In 2002, we expect to spend approximately $13 million in renovations at our hotels, excluding the Pink Shell and Chicago Executive Plaza projects discussed below. This amount primarily includes planned refurbishments and replacements at selected existing hotels. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line or credit to fund our 2002 renovations.

      We also continue to work on an expansion project at the Pink Shell Beach Resort, which would increase the resort by 39 rooms. Although we are not obligated at this point to proceed with the project, our plan would be to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower called White Sand Villas that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. We anticipate that we will only proceed with the approximate $27 million expansion project when we have enough pre-sales of these units to fund our construction costs and we have secured financing.

      Our approximate $20 million renovation of the Chicago Executive Plaza hotel is scheduled for completion in the third quarter of 2002. During 2001, the joint venture which owns the property spent approximately $5 million towards the total renovation costs. The remaining funding will be provided through equity contributions to the joint venture and draws on the construction loan previously secured. We intend to provide $3.5 million of equity funding in 2002 utilizing our credit facility.

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

Inflation

      Operators of hotels in general can change room rates quickly, but competitive pressures may limit the operators’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

Seasonality

      Our hotels’ operations historically have been seasonal. Twenty-nine of our hotels maintain higher occupancy rates during the second and third quarters. The four hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flow received from hotel operations.

Competition and Other Economic Factors

      Our hotels are located in developed areas that contain other hotel properties. The future occupancy, ADR and REVPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities, or our ability to sell existing properties.

      As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economics, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues.

      Please refer to Item 1(c) of this Form 10-K for further discussion regarding Competition.

New Accounting Pronouncements

      Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires companies to carry all derivative instruments including embedded derivatives in the balance sheet at fair value.

      During 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also established a single accounting model for long-lived assets to be disposed of by sale. We are currently in the process of evaluating the effect this new standard will have on our consolidated financial position or results of operations, if any. See Footnote 2 to the Consolidated Financial Statements for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $65 million secured credit facility, our $45 million secured term loan, our $108 million secured term loan and our share of floating rate debt under our unconsolidated joint ventures of $19.7 million.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at 7.32%. Approximately 66% of our outstanding debt at December 31, 2001 is fixed-rate in nature, compared with 41% at the end of 2000. The weighted average interest rate of our variable rate debt was 5.1% as of December 31, 2001.

      We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings, through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. Other than the interest protection agreement discussed above, we do not have any other material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.3 million, based upon the balances outstanding on our variable rate instruments at December 31, 2001.

Item 8.	Consolidated Financial Statements and Supplemental Data

      See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 30, 2002, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 30, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 30, 2002.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the information under the heading “Transactions with Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 30, 2002.

BOYKIN LODGING COMPANY

AS OF DECEMBER 31, 2001 AND 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of

Boykin Lodging Company:

      We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, Boykin Lodging Company changed its method of accounting for derivative financial instruments.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

March 22, 2002.

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000

(dollar amounts in thousands)

	2001	2000

ASSETS
Investment in hotel properties, net	$520,484	$565,224
Cash and cash equivalents	3,610	4,175
Receivable from related party related to lease terminations	2,008	—
Rent receivable from lessees:
Related party lessees	1,118	4,632
Third party lessees	341	652
Deferred expenses, net	4,588	6,200
Restricted cash	9,423	7,034
Investment in unconsolidated joint ventures	14,973	10,291
Other assets	2,673	2,385

	$559,218	$600,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$39,000	$29,500
Term notes payable	279,971	281,940
Accounts payable and accrued expenses	15,239	9,533
Net liabilities assumed in connection with termination of leases	3,515	—
Due to:
Related party lessees	90	2,056
Third party lessees	406	757
Dividends/distributions payable	—	6,791
Minority interest in joint ventures	2,530	8,071
Minority interest in operating partnership	15,821	8,679

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,191,954 and 17,146,938 shares outstanding at December 31, 2001 and 2000, respectively	—	—
Additional paid-in capital	312,171	311,493
Distributions in excess of income	(105,193)	(56,593)
Other comprehensive loss	(2,838)	—
Unearned compensation — restricted shares	(1,494)	(1,634)

Total shareholders’ equity	202,646	253,266

	$559,218	$600,593

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(amounts in thousands, except for per share data)

	2001	2000	1999

Revenues:
Lease revenue from related party	$60,243	$71,922	$70,884
Other lease revenue	11,747	13,932	14,418
Hotel revenues	6,663	6,735	—
Interest and other income	1,480	1,162	857

	80,133	93,751	86,159

Expenses:
Real estate related depreciation and amortization	28,474	30,374	28,878
Real estate and personal property taxes, insurance and other	10,922	10,714	10,444
General and administrative	6,230	5,849	5,705
Expenses related to hotel operations	5,411	5,421	—
Interest expense	21,916	24,291	20,610
Amortization of deferred financing costs	1,205	1,242	798
Gain on property insurance recovery	—	(407)	—
Unrealized loss on carrying value of assets	24,000	7,000	—
Costs associated with termination of leases	15,000	—	—

	113,158	84,484	66,435

Equity in income of unconsolidated joint ventures	589	68	23
Income (loss) before gain on sale of assets, minority interest, extraordinary item and one-time effect of change in accounting principle	(32,436)	9,335	19,747
Gain on sale of assets	240	—	—
Minority interest in joint ventures	193	(534)	(399)
Minority interest in operating partnership	2,806	(385)	(1,226)

Income (loss) before extraordinary item and one-time effect of change in accounting principle	(29,197)	8,416	18,122

Extraordinary item — loss on early extinguishment of debt, net of minority interest of $59	—	(686)	—

Income (loss) before one-time effect of change in accounting principle	(29,197)	7,730	18,122

One-time effect of change in accounting principle, net of minority interest of $32	(373)	—	—

Net income (loss) applicable to common shares	$(29,570)	$7,730	$18,122

Change in fair market value of interest rate swap	(2,838)	—	—

Comprehensive income (loss)	$(32,408)	$7,730	$18,122

Income (loss) per share before extraordinary item and one-time effect of change in accounting principle:
Basic	$(1.70)	$0.49	$1.06
Diluted	$(1.70)	$0.49	$1.06
Income (loss) per share before one-time effect of change in accounting principle:
Basic	$(1.70)	$0.45	$1.06
Diluted	$(1.70)	$0.45	$1.06
Net income (loss) per share:
Basic	$(1.72)	$0.45	$1.06
Diluted	$(1.72)	$0.45	$1.06
Weighted average number of common shares outstanding:
Basic	17,176	17,137	17,063
Diluted	17,281	17,305	17,127

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

(dollar amounts in thousands)

		Additional	Distributions	Other
	Common	Paid-In	In Excess	Comprehensive	Unearned
	Shares	Capital	of Income	Loss	Compensation	Total

Balance at December 31, 1998	17,044,361	$307,512	$(21,296)	$—	$—	$286,216
Issuance of common shares, net of offering expenses of $35	61,881	2,384	—	—	(1,584)	800
Issuance of share warrant	—	500	—	—	—	500
Dividends declared — $1.88 per common share	—	—	(32,260)	—	—	(32,260)
Amortization of unearned compensation	—	—	—	—	352	352
Net income	—	—	18,122	—	—	18,122

Balance at December 31, 1999	17,106,242	310,396	(35,434)	—	(1,232)	273,730
Issuance of common shares, net of offering expenses of $31	40,696	1,097	—	—	(865)	232
Dividends declared — $1.67 per common share	—	—	(28,889)	—	—	(28,889)
Amortization of unearned compensation	—	—	—	—	463	463
Net income	—	—	7,730	—	—	7,730

Balance at December 31, 2000	17,146,938	311,493	(56,593)	—	(1,634)	253,266
Issuance of common shares, net of offering expenses of $6	45,016	678	—	—	(449)	229
Dividends declared — $1.10 per common share	—	—	(19,030)	—	—	(19,030)
Change in fair market value of interest rate swap	—	—	—	(2,838)	—	(2,838)
Amortization of unearned compensation	—	—	—	—	589	589
Net loss	—	—	(29,570)	—	—	(29,570)

Balance at December 31, 2001	17,191,954	$312,171	$(105,193)	$(2,838)	$(1,494)	$202,646

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(amounts in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(29,570)	$7,730	$18,122
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
One-time effect of change in accounting principle	373	—	—
Extraordinary item — non-cash loss on early extinguishment of debt	—	686	—
Gain on sale of assets	(240)	—	—
Gain on property insurance recovery	—	(407)	—
Non-cash charges associated with termination of leases	11,394	—	—
Unrealized loss on carrying value of assets	24,000	7,000	—
Depreciation and amortization	29,679	31,616	29,676
Amortization of unearned compensation	589	463	352
Equity in income of unconsolidated joint ventures	(589)	(68)	(23)
Minority interests	(2,999)	919	1,625
Changes in assets and liabilities:
Rent receivable	3,825	(574)	585
Restricted cash	(2,389)	(3,462)	758
Accounts payable and accrued expenses	2,868	734	2,278
Liabilities assumed from termination of leases, net	1,507	—	—
Due to related party and third party lessees	(3,917)	202	(2,135)
Other	(488)	(1,439)	557

Net cash flow provided by operating activities	34,043	43,400	51,795

Cash flows from investing activities:
Investment in unconsolidated joint ventures	(5,510)	(6,270)	(4,346)
Improvements and additions to hotel properties, net	(23,042)	(18,431)	(22,134)
Net proceeds from sale of asset	12,374	—	—
Net proceeds from property insurance recovery	—	1,186	—

Net cash flow used for investing activities	(16,178)	(23,515)	(26,480)

Cash flows from financing activities:
Payments of dividends and distributions	(27,234)	(32,954)	(34,606)
Net borrowings (repayments) against credit facility	9,500	(89,500)	(37,000)
Term note borrowings	—	108,000	45,000
Repayment of term note	(1,969)	(1,060)	—
Payment of deferred financing costs	—	(4,588)	(1,360)
Net proceeds from issuance of common shares	229	232	800
Proceeds from issuance of share warrant	—	—	500
Distributions to joint venture minority interest partners, net	(336)	(217)	(323)
Distributions received from unconsolidated joint ventures	1,380	406	—

Net cash flow used for financing activities	(18,430)	(19,681)	(26,987)

Net change in cash and cash equivalents	$(565)	$204	$(1,672)
Cash and cash equivalents, beginning of period	4,175	3,971	5,643

Cash and cash equivalents, end of period	$3,610	$4,175	$3,971

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

(dollar amounts in thousands except per share data)

1.	Background:

      Boykin Lodging Company (“Boykin”) is a real estate investment trust (“REIT”) that owns hotels throughout the United States. As of December 31, 2001, Boykin owned interests in 33 hotels containing a total of 9,249 guestrooms located in nineteen states.

      Boykin’s principal source of revenue was lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of Boykin’s hotels. The lessees’ ability to make payments to Boykin pursuant to the percentage leases is dependent primarily upon the operations of the hotels. As of December 31, 2001, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries leased and/or managed 27 of the 33 hotels in which Boykin has ownership interests. BMC is owned by Robert W. Boykin, Chairman, and Chief Executive Officer of Boykin Lodging Company (53.8%) and his brother, John E. Boykin (46.2%). Since a significant portion of Boykin’s revenue is received from BMC and its subsidiaries, the financial statements and footnotes of BMC and its subsidiaries, contained within this Form 10-K should be read in conjunction with Boykin’s financial statements and footnotes.

Formation

      Boykin was formed and completed an initial public offering (the “IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, BMC and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of December 31, 2001, Boykin Lodging Company had a 92.3% ownership interest in and is the sole general partner of the Partnership.

      Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Taxable REIT Subsidiary Transactions

      The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit REITs, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. As of December 31, 2001, Boykin had agreements to implement this structure for the properties previously leased to BMC and Meristar Hotels and Resorts, Inc. (“Meristar”) effective January 1, 2002. Subsequent to these transactions, all but two of the 33 hotel properties Boykin owns an interest in are operated under the TRS structure.

      In conjunction with the transaction, the Partnership acquired 16 subsidiaries of BMC. The Partnership acquired these entities, whose primary assets were leasehold interests in 25 hotel properties owned by the Partnership, and certain working capital assets and liabilities of those hotels, for consideration comprised of 1,427,000 limited partnership units valued at $11.4 million (based upon the average closing price of the common shares for the five-day period prior to the closing of the transaction), and the assumption of $1.6 million of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries. The Partnership then contributed the acquired subsidiaries to Bellboy, Inc., a wholly owned subsidiary of the Partnership. Bellboy, Inc. has elected to be treated as a TRS.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Effective December 31, 2001, Boykin terminated percentage lease agreements with affiliates of Meristar for two hotel properties owned by Boykin. These hotel properties were re-leased to subsidiaries of the TRS. A Meristar affiliate also assigned a percentage lease agreement for a third hotel property Boykin owns to a subsidiary of the TRS. As part of the transaction with Meristar, Meristar also assigned to Boykin its 20% equity interest in the joint venture that owns the Kansas City Doubletree hotel, and certain personal property it owned at the Pink Shell Beach Resort.

      Boykin recorded a charge to earnings of $15.0 million for the year ended December 31, 2001 relating to the acquisition and termination of the percentage leases described above and the related transaction costs. Additionally, a receivable has been recorded as of December 31, 2001 for the net working capital assets to be received related to the acquisition of the leasehold interests. A related liability has been recorded for the assumption of the net deficit and liabilities of the subsidiaries acquired.

      After the transaction, Boykin’s ownership interest in the Partnership was reduced to 85.0% and the interests owned by BMC affiliates increased to 14.6%. All of the partners in the Partnership, including BMC and its affiliates, have the right to request that the Partnership buy their partnership interests by paying the market value of one of Boykin’s common shares multiplied by the number of units they tender for redemption. At Boykin’s election, an equal number of common shares may be substituted instead of paying cash.

      Effective January 1, 2002, Boykin entered into new management agreements with BMC to operate 15 of the hotels previously leased to BMC and with Meristar to operate the three hotels previously leased to them. The BMC Management Agreements have terms of three to nine years, but are cancelable by Boykin without penalty upon 90 days notice. The Meristar management agreements have terms of five to six years, and are also cancelable by Boykin without penalty upon 90 days notice.

      Westboy (one of the lessees acquired from BMC), leases ten Doubletree branded hotels from Boykin. Westboy is party to an existing long-term management agreement with a subsidiary of Hilton Hotels Corporation (“Hilton”) to operate these hotels. This management agreement has a remaining term of ten years and Hilton has ten successive options to extend the term by five years each. Except with respect to the three Doubletree hotels located in the state of Washington, the agreement with Hilton may not be terminated without penalty.

Consolidated Joint Ventures

      As of December 31, 2001, Boykin had strategic alliances with three hotel operators and owned three hotels with them through joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

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

      Effective November 30, 2001, Meristar assigned their 20% ownership interest in Boykin Kansas City LLC, which owns the Doubletree Kansas City hotel, to Boykin. The elimination of Meristar’s minority interest in the hotel was accounted for as a $5,029 reduction in the value of the building as of November 30, 2001. After the transfer, Boykin owns 100% of Boykin Kansas City LLC.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Unconsolidated Joint Ventures

      In 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin has a 25% ownership interest in the joint venture. In the same year, the Boykin/ AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, LLC, which purchased a hotel in downtown Chicago. In 2000, Boykin purchased the remaining 25% ownership interest in Boykin Chicago, LLC from a private investor for $6.3 million, thereby increasing Boykin’s total ownership percentage in the hotel to 43.75%.

      In July 2001, Boykin formed a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. Boykin has a 50% ownership interest in the joint venture, which acquired a 219-room full-service hotel in Lyndhurst, New Jersey.

      Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method. Refer to Note 9 for further discussions of the aforementioned joint venture with AEW.

      The following table sets forth the total assets and liabilities of the unconsolidated joint ventures discussed above for the years ended December 31, 2001 and 2000:

	2001	2000

Boykin/AEW
Total assets	$57,556	$53,984
Total liabilities	38,895	37,532
Boykin/Concord
Total assets	21,463	—
Total liabilities	14,748	—

Basis of Presentation

      The separate financial statements of Boykin, the Partnership and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

2.	Summary of Significant Accounting Policies:

Investment in Hotel Properties

      Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 10 to 35 years for buildings and improvements and 3 to 20 years for furniture and equipment.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Investment in hotel properties as of December 31, 2001 and 2000 consists of the following:

	2001	2000

Land	$55,145	$55,532
Buildings and improvements	496,203	522,233
Furniture and equipment	76,268	69,654
Construction in progress	1,587	1,631

	629,203	649,050
Less — Accumulated depreciation	(108,719)	(83,826)

	$520,484	$565,224

      Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

      In the fourth quarter of 2001 and 2000, Boykin recorded charges of $24,000 and $7,000, respectively, for unrealized losses on the carrying value of several hotels due to their book value exceeding their net realizable value. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties at this time.

      Fair market values of hotel properties are estimated through a combination of each property’s expected cash flow generated from operations, holding period and ultimate proceeds from disposition. In projecting the expected cash flows from operations of the asset, estimates are based on future projected earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and deduct expected capital expenditure requirements. Growth assumptions are applied to project these amounts over the expected holding period of the asset. Growth assumptions are based on estimated inflationary increases in room rates and expenses and the demand for lodging at the properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are judgmentally determined based on a combination of anticipated cash flow in the year of disposition, cap rate, ratio of selling price to gross hotel revenues and selling price per room.

      If actual conditions differ from the assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in the analysis. Operating results are also subject to the risks set forth under Item 7 of Boykin’s Form 10-K for the year ended December 31, 2001.

      As of December 31, 2000, Boykin had three Doubletree hotels held for sale, which were all located in the state of Washington. As a result of unfavorable market conditions, these hotels were taken off of the market in 2001. There are no properties held for sale as of December 31, 2001.

Cash and Cash Equivalents

      Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred Expenses

      Included in deferred expenses at December 31, 2001 and 2000 are the following:

	2001	2000

Financing costs	$6,401	$6,938
Franchise fees	618	652

	7,019	7,590
Accumulated amortization	(2,431)	(1,390)

	$4,588	$6,200

      Deferred financing costs are being amortized over the terms of the related debt agreements. Accumulated amortization at December 31, 2001 and 2000 was $2,259 and $1,163, respectively.

      Deferred franchise fees are being amortized on a straight-line basis over the terms of related franchise agreements. Accumulated amortization at December 31, 2001 and 2000 was $172 and $227, respectively.

Restricted Cash

      Restricted cash consists of cash held in escrow reserves under the terms of the term notes payable discussed in Note 6. These reserves relate to the payment of capital expenditures, insurance and real estate taxes.

Dividends/ Distributions

      Boykin pays dividends which are dependent upon the receipt of distributions from the Partnership and are based upon the discretion of Boykin’s Board of Directors.

Revenue Recognition

      Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases and on an interim basis in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” Under the provisions of SAB No. 101, which Boykin adopted in the fourth quarter of 2000, a portion of Boykin’s percentage lease revenues, which historically were recognized in the first, second, and third quarters, are deferred and recognized in the fourth quarter. The adoption of SAB No. 101 impacts the interim reporting of revenues related to Boykin’s leases, but has no impact on its interim cash flow or year-end results of operations.

      In 2002 and beyond, SAB No. 101 will only impact the consolidated statement of operations for the lease revenues related to the two hotels not operated under the TRS structure as lease revenues from hotels operated under the TRS will be eliminated in consolidation. Rooms, food and beverage and other hotel revenues of the consolidated hotels operated under the TRS structure will be included in Boykin’s consolidated statement of operations.

Minority Interests

      Minority interest in the Partnership represents the limited partners’ proportionate share of the equity in the Partnership. Income is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

      Minority interest in joint ventures represents the joint venture partners’ proportionate share of the equity in the joint ventures. Income is allocated to minority interest based on the joint venture partners’ percentage

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ownership throughout the period, subject to minimum returns to the Partnership, as defined in the joint venture agreements.

Income Taxes

      Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements. Effective January 1, 2002, Bellboy, Inc. elected to be treated as a TRS of the Partnership and as such, is required to pay income taxes at the applicable rates.

      Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation and differences in the timing of when certain expenses are deductible for tax purposes. For federal income tax purposes, dividends to shareholders applicable to 2001, 2000 and 1999 operating results represented the following allocations of ordinary taxable income and return of capital:

Year	Ordinary Income	Return of Capital	Total

2001	49.1%	50.9%	100%
2000	75.6%	24.4%	100%
1999	77.9%	22.1%	100%

Earnings Per Share

      Boykin’s basic and diluted earnings per share for the years ended 2001, 2000 and 1999 are computed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic earnings per share was 17,176,000, 17,137,000 and 17,063,000 for the years ended December 31, 2001, 2000 and 1999. For 2001, 2000 and 1999, diluted per share amounts reflect incremental common shares outstanding of 105,000, 168,000 and 64,000, related to unexercised share options and unvested restricted share grants as of December 31, 2001, 2000 and 1999, respectively. There are no adjustments to the reported amounts of income in computing diluted per share amounts.

Partnership Units

      At December 31, 2001 and 2000, a total of 1,291,000 limited partnership units (Note 8) were issued and outstanding. The weighted average number of limited partnership units outstanding for each of the periods ended December 31, 2001, 2000 and 1999 was 1,291,000. The weighted average number of diluted common shares and limited partnership units for the periods ended December 31, 2001, 2000 and 1999 were 18,572,000, 18,596,000 and 18,418,000, respectively.

      Effective January 1, 2002, an additional 1,427,000 limited partnership units were issued as consideration for the acquisition of leasehold interests in conjunction with the TRS transactions discussed in Note 1.

Fair Value of Financial Instruments

      Fair value is determined by using available market information and appropriate valuation methodologies. Boykin’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, the term notes payable and interest rate protection instruments.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Cash, cash equivalents, restricted cash and rent receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 5), and the $45,000 term note payable (Note 6) bear interest at variable market rates, carrying value approximates market value at December 31, 2001.

      At December 31, 2001, the fair value of the $130,000 term note payable (Note 6) approximates carrying value as the interest rate associated with the note approximates market rates currently offered for debt with similar terms and maturities.

      Effective January 1, 2001, Boykin adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. For financial reporting purposes, the change in market value of the effective portion of an instrument defined as a hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings.

      The impact of adopting SFAS No. 133 caused Boykin to record an unrealized loss of $373, net of minority interest of $32, related to its existing interest rate cap, which is reflected as a cumulative effect of a change in accounting principle in Boykin’s 2001 statement of operations and comprehensive income. The interest rate cap is with a third party and was valued at $22 at December 31, 2001 based upon estimated market valuations.

      In March 2001, Boykin entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of Boykin’s $108,000 term note until July 2003. The estimated fair market value of the swap as of December 31, 2001 is reflected as other comprehensive loss of $2,838 in shareholders’ equity, with a corresponding liability in the accompanying consolidated balance sheet.

Comprehensive Income

      Boykin accounts for comprehensive income under the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in shareholders’ equity from non-owner sources, which for Boykin consists of the difference between the cost basis and fair market value of its interest rate swap. For the year ended December 31, 2001, the difference between net income and comprehensive income was due to the decline in market value of the swap.

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also requires that one accounting model be used for long-lived assets to be disposed of by sale. We are currently in the process of evaluating the effect this new standard will have on our consolidated financial position or results of operations.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

3.	Hotel Transactions:

      The following table summarizes Boykin’s hotel acquisitions and dispositions in 2001, 2000 and 1999:

					Percentage
		Acquisition/	Number of	Purchase/	owned by
Hotel	Location	Disposition Date	Rooms	Sale Price	Partnership	Operator

Property Exchange:
Acquisitions:
Doubletree Hotel San Antonio	San Antonio, TX	September 2000	290	N/A	100%	BMC
Doubletree Hotel Guest Suites	Southfield, MI	September 2000	239	N/A	100%	BMC

Disposition:
Cleveland Marriott East	Cleveland, OH	September 2000	403	N/A	100%	BMC

Acquisitions:
Novotel Meadowlands*	Lyndhurst, NJ	July 2001	219 *	$17,500	50%	Concord
Executive Plaza Hotel	Chicago, IL	August 1999	421	$48,000	43.75%	BMC

Disposition:
Daytona Beach Radisson Resort	Daytona Beach, FL	January 2001	206	$12,500	100%	BMC

*	In February 2002, a renovation of this hotel was completed resulting in eight additional rooms at the property and the hotel was rebranded as a Courtyard by Marriott.

      In September 2000, Boykin transferred ownership of its Cleveland Marriott East in Beachwood, Ohio, to Hilton. In exchange, Boykin obtained from Hilton a 239-suite Doubletree Guest Suites hotel in Southfield, Michigan (rebranded as an Embassy Suites in October 2001) and a 290-room Doubletree hotel in San Antonio, Texas. The transaction was accounted for as a like-kind exchange of similar assets with the net book value of the Beachwood hotel being carried forward and allocated as the cost basis of the Southfield and San Antonio hotels with no gain or loss recognized. These properties are managed by BMC under long-term management agreements.

      All of the remaining acquisitions have been accounted for using the purchase method. The operating results of the acquired properties are included in the consolidated operating results of Boykin as equity in income of unconsolidated joint ventures since each hotel was acquired through an unconsolidated joint venture.

4.	Intercompany Convertible Note:

      In 1996, Boykin loaned $40,000 to the Partnership in exchange for an intercompany convertible note that carried a maturity date of November 2001 and earned interest on the note at a rate equal to 9.75%, payable quarterly. The terms of the note have been renewed to extend the maturity date to November 2006 and, effective November 2001, amend the interest rate to 8.05%, payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at $20 per share. The note is secured by mortgages on certain hotel properties.

5.	Credit Facility:

      During March 2002, Boykin negotiated new terms to its secured credit facility with a group of banks which enables Boykin to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 4.00%, (4.56% as of December 31, 2001), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003 and contains a one-year extension option. The credit facility is secured by seven hotel properties. Outstanding borrowings against the credit facility at December 31, 2001 and 2000 were $39,000 and $29,500, respectively.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status.

6.	Term Notes Payable:

      Red Lion Inn Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The loan bears interest at a fixed rate of 6.9% for ten years, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at December 31, 2001 and 2000.

      In March 2002, Boykin renegotiated the terms of the $45,000 term loan agreement that expires in October 2002, with the options of one extension to July 2003 and two additional one-year extensions, subject to the satisfaction of certain financial covenants, as defined in the agreement. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.0% to 4.0% (5.8% at December 31, 2001). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status.

      Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (4.5% at December 31, 2001). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at December 31, 2001 and 2000.

      In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

      Maturities of long-term debt at December 31, 2001 are as follows:

2002	$47,111
2003	110,264
2004	2,402
2005	2,601
2006	2,788
2007 and thereafter	114,805

$279,971

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.	Description of Capital Shares:

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

Preferred Shares

      The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. No preferred shares had been issued or were outstanding as of December 31, 2001 and 2000.

8.	Limited Partnership Interests:

      Pursuant to the Partnership Agreement, the limited partners of the Partnership have exchange rights, which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares issuable to the limited partners upon exercise of the exchange rights as of December 31, 2001 is 1,291,000. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin. Effective January 1, 2002, in conjunction with the TRS transactions discussed in Note 1, an additional 1,427,000 limited partnership units were issued as consideration for acquisition of leasehold interests in our hotels.

9.	Joint Venture with AEW:

      In February 1999, Boykin formed a joint venture with AEW. Pursuant to the joint venture agreement, AEW has contributed $15,548 of equity capital into joint venture. Boykin has contributed $5,183, has served as the operating partner of the joint venture for which it receives compensation from the joint venture, and has the right to receive incentive returns based on the performance of acquired assets. Because of the non-controlling nature of its ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

      AEW has the option to acquire convertible preferred shares in exchange for its capital invested in the joint venture. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and would have a minimum cumulative annual dividend equivalent to $1.88 per common share. As of December 31, 2001 AEW had the option to acquire preferred shares convertible into 943,421 common shares.

      In August 1999, the Boykin/ AEW venture partnered with a private investor, forming Boykin Chicago, LLC, in which Boykin/ AEW has a 75% interest. Boykin Chicago, LLC purchased the 421-room Executive Plaza Hotel located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. In September 2000, Boykin purchased the 25% interest in Boykin Chicago, LLC from the private

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

investor for $6,270, thereby increasing Boykin’s total ownership interest in the hotel from 18.75% to 43.75%. A subsidiary of BMC leased the property pursuant to a long-term percentage lease agreement, which was terminated on June 30, 2001. Subsequently, a TRS of Boykin Chicago, LLC entered into a management agreement with the subsidiary of BMC to manage the property.

10.	Extraordinary Items:

      In connection with obtaining the secured credit facility (Note 5) and the $108,000 secured term loan (Note 6) in 2000, Boykin wrote off existing deferred financing costs under the previous $175,000 credit facility totaling $686. These charges, net of $59 of minority interest, were reflected as an extraordinary item in the accompanying consolidated statement of operations for the year ended December 31, 2000.

11.	Percentage Lease Agreements:

      Rent due under percentage leases is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenues were $71,990, $85,854 and $85,302, respectively, for the years ended December 31, 2001, 2000 and 1999, of which approximately $11,794, $24,882 and $24,371, respectively, was in excess of minimum rent.

      The two percentage leases remaining for those properties not operated under the TRS structure (Note 1) have noncancelable remaining terms ranging from less than one year to six years, subject to earlier termination on the occurrence of certain contingencies, as defined. Future minimum rentals (ignoring future CPI increases) to be received by Boykin from these leases for each of the years in the period 2002 to 2006 and in total thereafter are as follows:

2002	$3,280
2003	1,315
2004	1,315
2005	1,315
2006	1,315
2007 and thereafter	1,121

$9,661

12.	Share Compensation Plans:

      Boykin has a Long-Term Incentive Plan (LTIP) which provides for the granting to officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. Boykin has reserved 1,700,000 common shares for issuance under the LTIP.

Share Option Plan

      The table below summarizes information related to share option grant and exercise activity in 2001, 2000 and 1999.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Options Granted to
			Weighted Average Fair
	Officers and	Non-employee	Value of Options	Options	Exercised Price
Year	Employees	Directors	Granted	Exercised	Per Share

2001	145,000	30,000	$0.66	—	—
2000	143,000	6,000	$0.88	—	—
1999	20,000	—	$1.38	—	—

      As of December 31, 2001 and 2000, information related to outstanding options was as follows:

	Total Options			Exercisable Options

		Weighted Average	Weighted Average		Weighted Average
	Options	Per Share Exercise	Remaining Contractual	Options	Per Share Exercise
Year	Outstanding	Price	Life	Outstanding	Price

2001	594,139	$12.84	7.7 years	361,073	$14.75
2000	419,139	$15.05	7.8 years	251,806	$17.09

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

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income (loss)	$(29,570)	$(29,721)	$7,730	$7,489	$18,122	$17,839
Earnings per share:
Basic	$(1.72)	$(1.73)	$.45	$.44	$1.06	$1.05
Diluted	$(1.72)	$(1.73)	$.45	$.43	$1.06	$1.04

      The fair value of employee share options used to compute the pro forma amounts of net income and basic earnings per share was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Issued In:

	2001	2000	1999

Dividend yield	12.29%	10.00%	10.00%
Expected volatility	35.94%	29.19%	29.05%
Risk-free interest rate	5.40%	6.52%	6.18%
Expected holding period	8.0 years	8.0 years	8.0 years

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restricted Share Grant Plan

      The following table summarizes Boykin’s restricted share grant activity related to its officers, eligible employees and non-employee directors.

	2001	2000

Restricted shares outstanding — beginning of year	168,512	113,343
New share grants	54,750	81,278
Shares cancelled	(976)	(9,450)
Shares vested	(21,550)	(16,659)

Restricted shares outstanding — end of year	200,736	168,512

      The restricted shares vest over various periods ranging from one to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the years ended December 31, 2001 and 2000, Boykin’s compensation expense related to these restricted shares was $589 and $463, respectively. As of December 31, 2001, the unearned compensation related to restricted share grants was $1,494 and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

13.	Employee Benefit Plans:

      Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans, which were established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 2001, 2000 and 1999 totaled $275, $261 and $251, respectively.

14.	Commitments:

      Three of the hotels owned by Boykin are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other two leases are adjusted for increases in CPI every ten years. Rental expense charged to operations related to these leases for the years ended December 31, 2001, 2000 and 1999 was $1,057, $1,194 and $1,066, respectively.

      Boykin’s joint venture partner in Shawan Road Hotel Limited Partnership has the right, subject to certain performance criteria, to sell one-half of its respective interests in this joint venture to Boykin at fair market value, with Boykin retaining the option to fund the purchase price with cash or through the issuance of common shares. As of December 31, 2001, Boykin’s joint venture partner did not have the right to exercise this right.

15.	Related Party Transactions:

      The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, a subsidiary of BMC, were significant sources of Boykin’s percentage lease revenue through December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, Boykin had rent receivables of $1,118 and $4,632, respectively, due from related party lessees. At December 31, 2001 and 2000, Boykin had a payable to related party lessees of $90 and $2,056, respectively, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin. Boykin paid a $1,600 lease termination fee to BMC related to the sale of the Daytona hotel in January 2001.

      As discussed in Note 1, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin. As of December 31, 2001, Boykin has recorded a receivable from BMC for the net working capital assets of the subsidiaries acquired which was paid to Boykin in cash

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

subsequent to year end. Boykin has also recorded a liability for the net deficit and liabilities of the TRS entities assumed in the transaction.

      During the years ended December 31, 2001, 2000 and 1999, Boykin paid a wholly-owned subsidiary of BMC $774, $1,082 and $975, respectively, for design, purchasing and project management services and for reimbursement of expenses related to capital improvements at its hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is payable contingent upon future revenues of the business, including revenues from Boykin.

      Effective February 1, 2000, Jersey Boy LLC, a wholly owned subsidiary of BMC, (“JerseyBoy”) manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $200 and $202 in 2001 and 2000, respectively.

16.	Statements of Cash Flows, Supplemental Disclosures:

      As of December 31, 2000, $6,791 of dividends and partnership distributions were declared but were not paid until the following quarter. Interest paid during the years ended December 31, 2001, 2000, and 1999 was $22,178, $22,992 and $20,521, respectively.

      As discussed in Note 3, in 2000, Boykin transferred ownership of its Cleveland Marriott East hotel in Cleveland, Ohio to Hilton in exchange for Hilton’s Doubletree hotel in San Antonio, Texas and their Doubletree Guest Suites hotel in Southfield, Michigan, which was renovated and rebranded as an Embassy Suites in 2001.

17.	Pro Forma Financial Information (Unaudited):

      As a result of the TRS transactions discussed in Note 1, our future consolidated financial statements will include the results of operations of the consolidated hotels operated by BMC and Meristar as opposed to the lease revenues from these properties recorded in our historical financial information. For comparative purposes, the following pro forma financial information for 2001 and 2000 is presented as if the following transactions had been consummated as of January 1, 2000:

•	acquisition of lessees from BMC;

•	the issuance of 1.4 million partnership units to a BMC subsidiary;

•	entering into the BMC management agreements;

•	termination/assignment of Meristar leases;

•	entering into the Meristar management agreements and other Meristar transaction documents; and

•	termination of the percentage lease for a hotel in Chicago, Illinois owned by an unconsolidated joint venture, and a new taxable REIT subsidiary owned by that joint venture entering into a management contract with a BMC subsidiary.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Years Ended December
	31,

	2001	2000

Revenues:
Hotel revenues:
Room revenue	$166,140	$171,319
Food and beverage revenue	74,861	77,534
Other revenue	15,176	16,555
Percentage lease revenue	6,038	12,603
Interest and other income	1,667	1,565

Total revenues	263,882	279,576

Expenses:
Hotel operating expenses:
Rooms	42,015	42,958
Food and beverage	52,152	54,334
Other	8,644	8,976
General and administrative	26,223	25,404
Marketing and franchise costs	24,949	23,734
Utilities and maintenance	22,721	22,852
Management fees to related party	3,907	4,076
Management fees to third parties	3,069	6,051
Deferred incentive management fee	2,996	2,411
Property taxes, insurance and other	13,811	13,392
Real estate related depreciation and amortization	28,474	30,374
Corporate general and administrative	6,230	5,849
Interest expense	21,916	24,291
Amortization of deferred financing costs	1,205	1,242
Gain on property insurance recovery	—	(407)
Unrealized loss on carrying value of assets	24,000	7,000

Total expenses	282,312	272,537

Equity in income of unconsolidated joint ventures	262	577
Income (loss) before gain on sale of assets, minority interest, extraordinary item and one-time effect of change in accounting principle	(18,168)	7,616

Gain on sale of assets	240	—
Minority interest	5,166	(1,612)

Income (loss) before extraordinary item and one-time effect of change in accounting principle	(12,762)	6,004
Income (loss) per share before extraordinary item and one-time effect of change in accounting principle:
Basic	$(0.74)	$0.35
Diluted	$(0.74)	$0.35
Weighted average shares outstanding:
Basic	17,176	17,137
Diluted	17,281	17,305
Weighted average shares and units outstanding:
Basic	19,894	19,855
Diluted	19,999	20,023

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

18.	Quarterly Operating Results (Unaudited):

      Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 2001 and 2000 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

	For the 2001 Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Total revenues	$18,320	$18,630	$19,384	$23,799
Income (loss) before one-time effect of change in accounting principle	(92)	1,172	1,306	(31,583)
Net income (loss)	(465)	1,172	1,306	(31,583)
Earnings per share:
Income (loss) before one-time effect of change in accounting principle —
Basic	(.01)	.07	.08	(1.84)
Diluted	(.01)	.07	.08	(1.84)
Net income (loss) —
Basic	(.03)	.07	.08	(1.84)
Diluted	(.03)	.07	.08	(1.84)
Weighted average number of common shares outstanding:
Basic	17,161	17,171	17,181	17,188
Diluted	17,191	17,234	17,240	17,207

	For the 2000 Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Total revenues	$17,838	$19,175	$24,120	$32,618
Income (loss) before extraordinary item	(697)	238	3,825	5,050
Net income (loss)	(697)	238	3,139	5,050
Earnings per share:
Income (loss) before extraordinary item —
Basic	(.04)	.01	.22	.29
Diluted	(.04)	.01	.22	.29
Net income (loss) —
Basic	(.04)	.01	.18	.29
Diluted	(.04)	.01	.18	.29
Weighted average number of common shares outstanding:
Basic	17,128	17,135	17,139	17,145
Diluted	17,290	17,318	17,316	17,313

BOYKIN LODGING COMPANY

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2001

(in thousands)

							Gross Amounts at
					Costs Capitalized		Which
					Subsequent to		Carried at Close of
			Initial Cost		Acquisition		Period

				Buildings and		Building and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements

Corporate Offices Cleveland, Ohio	$—		$—	$—	$—	$35	$—	$35
Berkeley Marina Radisson Berkeley, California	—(c	)	—	10,807	—	6,419	—	17,226
Buffalo Marriott Buffalo, New York	—(c	)	1,164	15,174	—	1,599	1,164	16,773
Cleveland Airport Marriott Cleveland, Ohio	—(c	)	1,175	11,441	—	8,014	1,175	19,455
Columbus North Marriott Columbus, Ohio	—(a	)	1,635	12,873	—	2,619	1,635	15,492
Melbourne Quality Suites Melbourne, Florida	—(a	)	3,092	7,819	—	932	3,092	8,751
Radisson Inn Sanibel Gateway Ft. Myers, Florida	—(c	)	718	2,686	—	695	718	3,381
Lake Norman Hampton Inn Charlotte, North Carolina	—(c	)	490	4,131	—	(318)	490	3,813
Lake Norman Holiday Inn Charlotte, North Carolina	—(c	)	700	4,435	—	(1,572)	700	2,863
Holiday Inn Crabtree Raleigh, North Carolina	—(c	)	725	6,542	—	783	725	7,325
Melbourne Hilton Oceanfront Melbourne, Florida	—(d	)	852	7,699	—	814	852	8,513
French Lick Springs Resort French Lick, Indiana	—(d	)	2,000	16,000	(3)	1,424	1,997	17,424
Holiday Inn Minneapolis West Minneapolis, Minnesota	—(d	)	1,000	10,604	—	1,757	1,000	12,361
Marriott’s Hunt Valley Inn Baltimore, Maryland	—(d	)	2,890	21,575	—	2,306	2,890	23,881
Hampton Inn San Diego Airport/Sea World San Diego, California	—(c	)	1,000	7,400	—	251	1,000	7,651
Doubletree Kansas City Kansas City, Missouri	—(f	)	1,500	20 ,958	—	(8,314)	1,500	12,644
Knoxville Hilton Knoxville, Tennessee	—(c	)	1,500	8,132	—	615	1,500	8,747
High Point Radisson High Point, North Carolina	—(a	)	450	25,057	—	(2,277)	450	22,780
Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	—(d	)(e)	2,000	19,697	—	(5,794)	2,000	13,903
Pink Shell Beach Resort Ft. Myers, Florida	—(d	)	6,000	13,445	—	2,427	6,000	15,872
Doubletree Sacramento Sacramento, California	—(b	)	4,400	41,884	—	1,931	4,400	43,815
Doubletree Colorado Springs Colorado Springs, Colorado	—(b	)	3,340	31,296	—	1,254	3,340	32,550
Doubletree Boise Boise, Idaho	—(b	)	2,470	23,998	—	1,703	2,470	25,701

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated	Net Book			Life on Which
		Depreciation	Value Land and			Depreciation in
		Buildings and	Buildings and	Date of	Date of	Income Statement
Description	Total(g)(h)	Improvements(i)	Improvements	Construction	Acquisition	is Computed

Corporate Offices Cleveland, Ohio	$35	$13	$22		1998	10 years
Berkeley Marina Radisson Berkeley, California	17,226	4,255	12,971	1972	1996	20 years
Buffalo Marriott Buffalo, New York	17,937	3,308	14,629	1981	1996	25 years
Cleveland Airport Marriott Cleveland, Ohio	20,630	4,833	15,797	1970	1996	20 years
Columbus North Marriott Columbus, Ohio	17,127	2,910	14,217	1981	1996	25 years
Melbourne Quality Suites Melbourne, Florida	11,843	1,437	10,406	1986	1996	30 years
Radisson Inn Sanibel Gateway Ft. Myers, Florida	4,099	513	3,586	1986	1996	30 years
Lake Norman Hampton Inn Charlotte, North Carolina	4,303	798	3,505	1991	1996	30 years
Lake Norman Holiday Inn Charlotte, North Carolina	3,563	906	2,657	1987	1996	30 years
Holiday Inn Crabtree Raleigh, North Carolina	8,050	1,483	6,567	1974	1997	30 years
Melbourne Hilton Oceanfront Melbourne, Florida	9,365	1,125	8,240	1986	1997	35 years
French Lick Springs Resort French Lick, Indiana	19,421	2,948	16,473	1903	1997	30 years
Holiday Inn Minneapolis West Minneapolis, Minnesota	13,361	1,687	11,674	1986	1997	30 years
Marriott’s Hunt Valley Inn Baltimore, Maryland	26,771	3,326	23,445	1971	1997	30 years
Hampton Inn San Diego Airport/Sea World San Diego, California	8,651	1,048	7,603	1989	1997	30 years
Doubletree Kansas City Kansas City, Missouri	14,144	3,464	10,680	1969	1997	30 years
Knoxville Hilton Knoxville, Tennessee	10,247	1,085	9,162	1981	1998	30 years
High Point Radisson High Point, North Carolina	23,230	3,271	19,959	1982	1998	30 years
Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	15,903	2,200	13,703	1975	1998	30 years
Pink Shell Beach Resort Ft. Myers, Florida	21,872	1,678	20,194	1989	1998	30 years
Doubletree Sacramento Sacramento, California	48,215	5,153	43,062	1974	1998	30 years
Doubletree Colorado Springs Colorado Springs, Colorado	35,890	3,840	32,050	1986	1998	30 years
Doubletree Boise Boise, Idaho	28,171	3,007	25,164	1968	1998	30 years

							Gross Amounts at
					Costs Capitalized		Which
					Subsequent to		Carried at Close of
			Initial Cost		Acquisition		Period

				Buildings and		Building and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements

Doubletree Omaha Omaha, Nebraska	—(b	)	1,100	19,690	—	3,366	1,100	23,056
Doubletree Springfield Springfield, Oregon	—(b	)	2,160	6,050	—	(1,617)	2,160	4,433
Doubletree Portland Lloyd Center Portland, Oregon	—(b	)	3,900	61,633	—	1,592	3,900	63,225
Doubletree Portland Downtown Portland, Oregon	—(b	)	1,800	21,034	—	631	1,800	21,665
Doubletree Bellevue Bellevue, Washington	—(b	)	2,400	13,730	—	(7)	2,400	13,723
Doubletree Spokane Valley Spokane, Washington	—(b	)	1,630	6,693	—	(2,731)	1,630	3,962
Doubletree Yakima Valley Yakima, Washington	—(b	)	1,140	6,188	—	(3,253)	1,140	2,935
Embassy Suites Southfield Southfield, Michigan	—(d	)	777	7,639	—	2,927	777	10,566
Doubletree Hotel San Antonio San Antonio, Texas	—(d	)	1,140	11,203	—	479	1,140	11,682

Total			$55,148	$477,513	$(3)	$18,690	$55,145	$496,203

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated	Net Book			Life on Which
		Depreciation	Value Land and			Depreciation in
		Buildings and	Buildings and	Date of	Date of	Income Statement
Description	Total(g)(h)	Improvements(i)	Improvements	Construction	Acquisition	is Computed

Doubletree Omaha Omaha, Nebraska	24,156	2,607	21,549	1970/81	1998	30 years
Doubletree Springfield Springfield, Oregon	6,593	897	5,696	1973	1998	30 years
Doubletree Portland Lloyd Center Portland, Oregon	67,125	7,491	59,634	1964/81	1998	30 years
Doubletree Portland Downtown Portland, Oregon	23,465	2,561	20,904	1972	1998	30 years
Doubletree Bellevue Bellevue, Washington	16,123	1,570	14,553	1981	1998	30 years
Doubletree Spokane Valley Spokane, Washington	5,592	790	4,802	1969	1998	30 years
Doubletree Yakima Valley Yakima, Washington	4,075	677	3,398	1968	1998	30 years
Embassy Suites Southfield Southfield, Michigan	11,343	367	10,976	1978	2000	30 years
Doubletree Hotel San Antonio San Antonio, Texas	12,822	511	12,311	1987	2000	30 years

Total	$551,348	$71,759	$479,589

(a)	These hotels are collateral for the $45,000 term note payable.

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	These hotels are collateral for the $108,000 term note payable.

(d)	These hotels are collateral for the $65,000 credit facility.

(e)	Effective February 1, 2000, the Partnership took over the operations of the Radisson Hotel Mt. Laurel under the REIT tax regulations related to foreclosure properties. The hotel was owned 85% by the Partnership under a joint venture agreement with an affiliate of Radisson Hotels Worldwide and leased to the Radisson affiliate. The lease was terminated and the Partnership obtained 100% interest in the hotel. The elimination of Radisson’s interest in the hotel ($3,573) was accounted for as a reduction in the value of the building as of December 31, 1999.

(f)	Effective November 30, 2001, Meristar assigned their 20% minority interest in the joint venture which owns the hotel to the Partnership. The elimination of the minority interest in the hotel ($5,129) was accounted for as a reduction in the value of the building as of November 30, 2001.

(g)	Aggregate cost for federal income tax reporting purposes at December 31, 2001 is as follows:

Land	$54,248
Buildings and improvements	566,322

$620,570

(h)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2000	$577,765
Disposals	(10,860)
Write-down of carrying value of certain assets	(23,605)
Improvements and other additions	8,048

Balance as of December 31, 2001	$551,348

(i)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2000	$54,030
Disposals	(1,534)
Depreciation expense	19,263

Balance at December 31, 2001	$71,759

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Boykin Management Company
Limited Liability Company:

      We have audited the accompanying consolidated balance sheets of Boykin Management Company Limited Liability Company (an Ohio limited liability company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, members’ capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boykin Management Company Limited Liability Company and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

February 8, 2002.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000

(amounts in thousands)

	2001	2000

ASSETS
Cash and cash equivalents	$10,292	$24,506
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0 and $160 at December 31, 2001 and 2000, respectively	221	11,436
Related party	2,733	2,224
Other	54	241
Inventories	—	2,253
Property and equipment, net	273	300
Investment in Boykin Lodging Company	184	158
Boykin Hotel Properties, L.P. Partnership Units receivable	11,394	—
Prepaid expenses and other assets	207	2,318

	$25,358	$43,436

LIABILITIES AND MEMBERS’ CAPITAL
Rent payable to related party	$1,118	$5,550
Payable to related party – termination of leases	2,008	—
Accounts payable:
Trade	166	5,358
Advance deposits and other	10	1,107
Bank overdraft liability	—	7,493
Accrued expenses:
Accrued payroll	68	1,354
Accrued vacation	148	3,128
Accrued sales, use and occupancy taxes	—	1,733
Accrued management fee	—	2,979
Deferred management fee	—	2,474
Other accrued liabilities	1,221	5,608

Total liabilities	4,739	36,784

MEMBERS’ CAPITAL:
Capital contributed	3,000	3,000
Retained earnings	17,941	3,948
Accumulated other comprehensive loss	(322)	(296)

Total members’ capital	20,619	6,652

	$25,358	$43,436

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(amounts in thousands)

	2001	2000	1999

Revenues:
Room revenue	$149,083	$173,765	$160,528
Food and beverage revenue	69,450	76,731	75,140
Other hotel revenue	13,928	16,230	16,753
Other revenue	3,533	2,690	2,670

Total revenues	235,994	269,416	255,091

Expenses:
Departmental expenses of hotels:
Rooms	37,638	42,383	38,854
Food and beverage	48,282	53,825	53,626
Other	7,840	8,581	9,131
Cost of goods sold of non-hotel operations	15	248	517
Percentage lease expense	64,175	78,819	73,289
General and administrative	26,843	28,374	26,217
Advertising and promotion	13,965	14,805	13,057
Utilities	8,490	9,999	9,210
Franchisor royalties and other charges	8,585	8,723	7,842
Repairs and maintenance	11,623	12,588	11,588
Depreciation and amortization	101	104	118
Management fee	5,756	8,114	8,411
Gain on termination of leases, net	(12,604)	—	—
Other	292	(330)	548

Total expenses	221,001	266,233	252,408

Net income	$14,993	$3,183	$2,683
Unrealized loss on investment	(26)	(45)	(8)

Comprehensive income	$14,967	$3,138	$2,675

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(amounts in thousands)

			Accumulated
			Other
	Contributed	Retained	Comprehensive
	Capital	Earnings	Income

Balance at December 31, 1998	$3,000	$1,282	$(243)
Net income	—	2,683	—
Unrealized depreciation of investment	—	—	(8)

Balance at December 31, 1999	3,000	3,965	(251)
Net income	—	3,183	—
Distribution to members	—	(3,200)	—
Unrealized depreciation of investment	—	—	(45)

Balance at December 31, 2000	3,000	3,948	(296)
Net income	—	14,993	—
Distribution to members	—	(1,000)	—
Unrealized depreciation of investment	—	—	(26)

Balance at December 31, 2001	$3,000	$17,941	$(322)

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(amounts in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$14,993	$3,183	$2,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	101	104	118
Non-cash gain on termination of leases	(11,394)	—	—
Changes in assets and liabilities:
Accounts receivable	10,893	(2,808)	153
Inventories	2,253	113	(306)
Prepaid expenses and other assets	2,111	145	(43)
Payable to related party	(2,424)	358	444
Accounts payable	(13,782)	3,227	2,037
Accrued expenses	(15,839)	2,669	2,744
Other	(52)	—	—

Net cash provided by (used in) operating activities	(13,140)	6,991	7,830

Cash flows from investing activities:
Property additions, net	(74)	(72)	(16)

Net cash used for investing activities	(74)	(72)	(16)

Cash flows from financing activities:
Distribution to members	(1,000)	(3,200)	—

Net cash used for financing activities	(1,000)	(3,200)	—

Net increase (decrease) in cash and cash equivalents	(14,214)	3,719	7,814
Cash and cash equivalents, beginning of period	24,506	20,787	12,973

Cash and cash equivalents, end of period	$10,292	$24,506	$20,787

The accompanying notes to consolidated financial statements

are an integral part of these statements.

BOYKIN MANAGEMENT COMPANY

LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

(Dollar amounts in thousands)

1.	Description of Business:

      As of December 31, 2001, Boykin Management Company Limited Liability Company and its subsidiaries (collectively, “BMC”):

•	lease and operate full and limited service hotels located throughout the United States pursuant to long-term percentage leases;

•	manage full and limited service hotels located throughout the United States pursuant to management agreements;

•	provide national purchasing services to hotels; and

•	provide interior design and project management services to hotels and other businesses.

2.	Organization:

      BMC was formed and commenced operations on November 4, 1996 to continue and expand the 42-year history of hotel management of its predecessors, Boykin Management Company and its affiliates. BMC is an Ohio limited liability company that is indirectly owned by Robert W. Boykin (53.8%) and John E. Boykin (46.2%). Robert W. Boykin is the Chairman and Chief Executive Officer of Boykin Lodging Company (“Boykin”). As of December 31, 2001, BMC and its subsidiaries leased and/or managed 27 hotels owned by Boykin and manage two other hotels owned by third parties.

      The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit real estate investment trusts, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Effective January 1, 2002, Boykin implemented this structure for the properties previously leased to BMC.

      In conjunction with the TRS transaction, as of December 31, 2001, Boykin had entered into agreements to acquire 16 subsidiaries of BMC. Boykin acquired these entities and certain working capital assets and liabilities of those hotels, for consideration of $13.0 million comprised of 1,427,000 limited partnership units of Boykin Hotel Properties, L.P., Boykin’s operating partnership, valued at $11.4 million, and the assumption of $1.6 million of working capital liabilities in excess of assets relating to Westboy, LLC (“Westboy”). Westboy was a subsidiary of BMC which leased ten Doubletree-licensed hotels from Boykin. The net gain recorded in the accompanying consolidated statements of operations is comprised of the $13.0 million consideration discussed above less transaction costs of $.4 million,

      Effective on January 1, 2002, Boykin entered into new management agreements with BMC to operate 15 of the hotels previously leased to BMC. The Management Agreements have terms of three to nine years, but are cancelable by Boykin without penalty upon 90 days notice.

      Effective January 1, 2002, BMC’s wholly-owned subsidiaries consisted of the following entities:

•	Spectrum Design Services, LLC (“Spectrum”) — a hotel design, purchasing and project management company;

•	Purchasing Concepts I, LLC (“PCI”) — a hotel food and beverage operating and purchasing company;

•	ChiBoy, LLC (“ChiBoy”) — an entity that manages a hotel in Chicago, Illinois from an affiliate of Boykin Lodging Company;

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	JerseyBoy, LLC (“JerseyBoy”) — an entity that manages a hotel owned by Boykin Lodging Company in Mt. Laurel, New Jersey;

•	Boykin Enterprises, LLC — an entity that manages hotels and restaurants owned by third parties.

3.	Summary of Significant Accounting Policies:

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

Inventories

      Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Property and Equipment

      Property and equipment is comprised of the following:

	2001	2000

Furniture and equipment	$1,116	$1,042
Less — Accumulated depreciation and amortization	(843)	(742)

	$273	$300

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

Investment in Boykin Lodging Company

      BMC owns 23,124 common shares of Boykin Lodging Company. BMC accounts for this investment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. The investment is classified as available-for-sale pursuant to the provisions of SFAS No. 115. Consequently, these securities are being carried at fair market value with all unrealized gains and losses being reported as a separate component of members’ capital. Total unrealized depreciation was $322 and $296 at December 31, 2001 and 2000, respectively.

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

Franchise Costs

      The cost of obtaining franchise licenses is paid by Boykin Hotel Properties, L.P., and the ongoing franchise fees are paid by BMC for all properties that it leases. These fees are generally computed as a percentage of room revenue for each hotel in accordance with franchise agreements.

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

Comprehensive Income

      BMC accounts for comprehensive income under the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in members’ equity from non-owner sources, which for BMC consist of differences between the cost basis and fair market value of its investment in 23,124 common shares of Boykin Lodging Company. For the years ended December 31, 2001, 2000, and 1999 the differences between net income and comprehensive income were due to the increase or decline in market value of the investment.

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.	Percentage Lease Agreements:

BMC Leases on 15 Hotels

      Through December 31, 2001, BMC leased 15 hotels (“the BMC Hotels”) from the Partnership pursuant to long-term percentage leases. The BMC Hotels are located in Cleveland, Ohio; Columbus, Ohio; Buffalo, New York; Berkeley, California; Raleigh, North Carolina; Charlotte, North Carolina (2); High Point, North Carolina; Knoxville, Tennessee; Ft. Myers, Florida; Melbourne, Florida (2); San Antonio, Texas; Southfield, Michigan; and French Lick, Indiana. In connection with Boykin Lodging Company’s hotel exchange with Hilton Hotels Corporation (“Hilton”) in September 2000, a lease related to a hotel in Cleveland, Ohio was terminated and two new lease agreements for the San Antonio and Southfield properties commenced.

      As defined in the terms of the leases, BMC was required to pay the higher of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues and other revenues, in some cases, is based on fixed percentages of such revenues. Both the threshold amounts used in computing percentage rent and minimum rent on room and other hotel revenues are subject to adjustments as of January 1 of each year based on increases in the United States Consumer Price Index.

      For both annual and interim reporting purposes, BMC recognizes percentage lease expense pursuant to the provisions of the related percentage lease agreement.

      Other than real estate and personal property taxes, casualty insurance, ground lease rental, and capital improvements, which are obligations of the Partnership, the percentage leases required BMC to pay all costs and expenses incurred in the operation of the BMC Hotels.

      The percentage leases require BMC to indemnify Boykin against all liabilities, costs and expenses incurred by, imposed on or asserted against the Partnership in the normal course of operating the BMC Hotels.

Westboy Lease on Ten Doubletree Hotels:

      Effective January 1, 1998, Westboy entered into a long-term percentage lease agreement with Red Lion Inns Operating L.P. (“OLP”) with terms similar to those described above. Boykin acquired OLP on May 22, 1998. The ten Doubletree-licensed hotels (the “Doubletree Hotels”) leased by Westboy are located in California, Oregon (3), Washington (3), Colorado, Idaho and Nebraska. The hotels are managed by a subsidiary of Hilton.

      The initial term of Westboy’s percentage lease agreement expires December 31, 2002. Westboy has the option, but not the obligation, to renew the lease for additional five-year terms, or may negotiate new terms acceptable to both Westboy and OLP. Selected financial information of Westboy is as follows:

	Percentage	Net Income
	Lease Expense	(loss)

Year ended December 31, 1999	29,478	119
Year ended December 31, 2000	29,235	(1,217)
Year ended December 31, 2001	25,587	(848)

	December 31,	December 31,
	2001	2000

Cash and cash equivalents	$—	$8,010
Member’s equity	—	95

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

      In conjunction with the TRS transaction as discussed in Note 2, Westboy was acquired by Boykin and BMC’s obligations under the $900 promissory note were assumed by Boykin.

ChiBoy Lease on Executive Plaza Hotel

      Effective July 1, 2001, the lease agreement between ChiBoy and Boykin Chicago LLC, an entity in which the Partnership has a 43.75% interest, was terminated. Subsequently, ChiBoy entered into a new management agreement with a subsidiary of Boykin Chicago LLC to manage the hotel located in Chicago, Illinois.

      Due to the termination of the BMC leases and the acquisition of Westboy by Boykin as of December 31, 2001 and the termination of the ChiBoy lease as of July 1, 2001, there is no future minimum rent to be paid by BMC, Westboy or ChiBoy pursuant to lease agreements as of December 31, 2001.

5.	Related Party Transactions:

      As discussed in Note 2, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin. As of December 31, 2001, BMC has recorded a payable to Boykin for the net working capital assets of certain of the subsidiaries acquired within the transaction.

      Percentage lease expense payable to the Partnership was $60,243, $71,922 and $70,884 in 2001, 2000 and 1999, respectively. Percentage lease expense payable to Boykin Chicago was $3,932, $6,897 and $2,405 in 2001, 2000 and 1999, respectively.

      At December 31, 2000 BMC had receivables from the Partnership of $2,056 primarily for the reimbursement of capital expenditure costs incurred on behalf of the Partnership. At December 31, 2000, ChiBoy had receivables from Boykin Chicago of $168, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin Chicago. During 2001, BMC received $1,600 related to lease termination fees as Boykin sold its Daytona hotel in January 2001.

      At December 31, 2001 and 2000, BMC had payables to the Partnership of $1,118 and $4,632, respectively, for amounts due pursuant to the percentage leases with the Partnership. At December 31, 2000, ChiBoy had payables to Boykin Chicago of $918 for amounts due pursuant to the percentage lease with Boykin Chicago.

      During the years ended December 31, 2001, 2000 and 1999, Boykin paid BMC $774, $1,082 and $975 related to design, purchasing and project management services and for reimbursement of expenses.

      Effective February 1, 2000, Jersey Boy LLC, a wholly owned subsidiary of BMC, (“JerseyBoy”) manages the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $200 and $202 in 2001 and 2000, respectively.

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

BOYKIN MANAGEMENT COMPANY
LIMITED LIABILITY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Franchise Agreements

      Under the terms of the hotel franchise agreements, annual payments for franchise royalties and reservation and advertising services are due from the hotels. Franchise fees are computed based upon percentages of gross room revenues. Through December 31, 2001, the franchise royalty fees payable ranged from 2.25% to 6% of room revenues while the fees for advertising services ranged from .4% to 4.0%. The franchise agreements expire at various dates through 2020. The hotel located in French Lick, Indiana has no franchise affiliation.

7.	Employee Benefit Plans:

      BMC maintains a 401(k) plan for substantially all employees under which a portion of employee contributions is matched by BMC. BMC matching contributions for 2001, 2000 and 1999 were $133, $149 and $121, respectively.

      BMC also maintains an incentive compensation plan for certain senior executives. Each participant’s account is deemed to be invested in common shares of Boykin and each participant is credited for the per share dividend amount paid by Boykin Lodging Company. In 1999, 1,476 shares were issued to a terminated employee. For the years ended December 31, 2001, 2000 and 1999, BMC has recorded a provision of $116, $99 and $84, respectively, with respect to this plan, which represents the amortization over the vesting period of the prepaid compensation associated with the awards.

8.	Pro forma Financial Information (Unaudited):

      The following unaudited pro forma condensed statement of operations for the year ended December 31, 1999 is presented as if BMC (including ChiBoy) leased and operated from January 1, 1999 all hotels leased as of December 31, 1999. This pro forma information adjusts the actual results to reflect the Chicago Hotel whose lease commenced in August 1999.

      The pro forma condensed statement of operations do not purport to present what actual results of operations would have been if the Chicago Hotel was leased and/or operated by BMC (including ChiBoy) pursuant to the percentage leases from January 1, 1999 or to project results for any future period.

1999

Revenues:
Room revenue	$170,282
Food and beverage revenue	76,370
Other hotel revenue	17,283
Other revenue	2,670

Total revenue	266,605
Expenses:
Departmental expenses of hotels	184,906
Cost of goods sold of non-hotel operations	517
Percentage lease expense	77,665

Net income	$3,517

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) See page F-1 for an index to financial statements and required schedules.

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(b)	Limited Partnership Agreement of Boykin Hotel Properties, L.P.
10.1a	(g)	Amendment to Agreement of Limited Partnership of Boykin Hotel Properties L.P., dated as of January 1, 2002
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan
10.4	(b)	Directors’ Deferred Compensation Plan
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti
10.12	(d)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999.
10.13	(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999.
10.14	(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999.
10.15	(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.
10.16	(f)	Key Employee Severance Plan
10.17	(f)	Form of Severance Agreement
21		Subsidiaries of the Registrant
23.1		Consent of Independent Public Accountants
99.1		Letter from the Company regarding Temporary Note 3T to Article 3 of Regulation S-X
99.2	(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001.
99.3	(g)	Form of Hotel Management Agreement
99.5	(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002.

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999. Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT subsidiary transactions

(b)	Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2002	BOYKIN LODGING COMPANY

By: /s/ ROBERT W. BOYKIN Robert W. Boykin

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2002	/s/ ROBERT W. BOYKIN Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 26, 2002	/s/ SHEREEN P. JONES Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

March 26, 2002	/s/ IVAN J. WINFIELD Ivan J. Winfield Director

March 26, 2002	/s/ LEE C. HOWLEY, JR. Lee C. Howley, Jr. Director

March 26, 2002	/s/ FRANK E. MOSIER Frank E. Mosier Director

March 26, 2002	/s/ WILLIAM H. SCHECTER William H. Schecter Director

March 26, 2002	/s/ ALBERT T. ADAMS Albert T. Adams Director

March 26, 2002	/s/ RAYMOND P. HEITLAND Raymond P. Heitland Director

EXHIBIT INDEX

3	.1(a)	Amended and Restated Articles of Incorporation, as amended
3	.2(b)	Code of Regulations
4	.1(b)	Specimen Share Certificate
4	.2(a)	Dividend Reinvestment and Optional Share Purchase Plan
4	.3(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4	.3a(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10	.1(b)	Limited Partnership Agreement of Boykin Hotel Properties, L.P.
10	.1a(g)	Amendment to Agreement of Limited Partnership of Boykin Hotel Properties L.P., dated as of January 1, 2002
10	.2(b)	Form of Registration Rights Agreement
10	.3(b)	Long-Term Incentive Plan
10	.4(b)	Directors’ Deferred Compensation Plan
10	.5(b)	Employment Agreement between the Company and Robert W. Boykin
10	.6(b)	Form of Percentage Lease
10	.7(b)	Intercompany Convertible Note
10	.8(b)	Agreements with General Partners of the Contributed Partnerships
10	.9(b)	Form of Noncompetition Agreement
10	.10(b)	Alignment of Interests Agreement
10	.11(c)	Description of Employment Arrangement between the Company and Richard C. Conti
10	.12(d)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999.
10	.13(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999.
10	.14(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999.
10	.15(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999.
10	.16(f)	Key Employee Severance Plan
10	.17(f)	Form of Severance Agreement
21		Subsidiaries of the Registrant
23.1		Consent of Independent Public Accountants
99.1		Letter from the Company regarding Temporary Note 3T to Article 3 of Regulation S-X
99	.2(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001.
99	.3(g)	Form of Hotel Management Agreement
99	.5(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002.

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999. Certain portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted portions have been filed separately with the Securities and Exchange Commission. The omitted portions of Exhibit 10.15 are marked with an Asterisk [*].

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT subsidiary transactions.