Form 10-Q
period 2002-03-31
BOYKIN LODGING CO
filed 2002-05-15
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002	Commission file number 001-11975

Boykin Lodging Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         The number of common shares, without par value, outstanding as of May 8, 2002: 17,238,100

PART I

ITEM 1.    FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
(dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2002	2001

ASSETS

Investment in hotel properties, net	$506,546	$520,484

Cash and cash equivalents	14,961	3,610

Receivable from related party related to lease terminations	1,018	2,008

Rent receivable from lessees:

Related party lessees	—	1,118

Third party lessees	500	341

Accounts receivable, net of allowance for doubtful accounts of $210	8,574	—

Inventories	2,124	—

Deferred expenses, net	4,497	4,588

Restricted cash	8,034	9,423

Investment in unconsolidated joint ventures	15,930	14,973

Other assets	12,887	2,673

	$575,071	$559,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$40,454	$39,000

Term notes payable	279,427	279,971

Accounts payable and accrued expenses	34,431	15,239

Net liabilities assumed in connection with termination of leases	—	3,515

Due to:

Related party	703	90

Third party lessees	380	406

Deferred lease revenue	19	—

Minority interest in joint ventures	2,388	2,530

Minority interest in operating partnership	15,330	15,821

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,223,334 and 17,191,954 shares outstanding at March 31, 2002 and December 31, 2001, respectively	—	—

Additional paid-in capital	312,932	312,171

Distributions in excess of income	(107,138)	(105,193)
Other comprehensive loss	(1,998)	(2,838)

Unearned compensation – restricted shares	(1,857)	(1,494)

Total shareholders’ equity	201,939	202,646

	$575,071	$559,218

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(unaudited, amounts in thousands, except for per share data)

	2002	2001

Revenues:

Hotel revenues:

Room revenue	$37,063	$918

Food and beverage revenue	16,141	452

Other revenue	2,947	68

Total hotel revenues	56,151	1,438

Lease revenue from related party	—	12,505

Other lease revenue	1,283	3,732

Sales of condominium units	3,046	—

Interest and other income	247	645

Total revenues	60,727	18,320

Expenses:

Hotel operating expenses:

Rooms	9,101	248

Food and beverage	11,735	309

Other	1,836	40

General and administrative	5,937	186

Marketing and franchise costs	5,859	147

Utilities and maintenance	5,865	263

Management fee to related party	848	43

Management fee to third parties	735	—

Property taxes, insurance and other	3,801	2,724

Cost of condominium units sold	2,257	—

Real estate related depreciation and amortization	7,018	7,028

Corporate general and administrative	2,015	1,438

Interest expense	4,977	5,822

Amortization of deferred financing costs	514	301

Total expenses	62,498	18,549

Equity loss of unconsolidated joint ventures	(636)	(174)

Loss before gain on sale of assets, minority interest and one-time effect of change in accounting principle	(2,407)	(403)

Gain on sale of assets	—	240

Minority interest in joint ventures	(29)	(20)

Minority interest in operating partnership	491	91

Loss before one-time effect of change in accounting principle	(1,945)	(92)

One-time effect of change in accounting principle, net of minority interest of $32	—	(373)

Net loss applicable to common shares	$(1,945)	$(465)

Change in fair market value of interest rate swap	840	(426)

Comprehensive loss	$(1,105)	$(891)

Loss per share before one-time effect of change in accounting principle

Basic	$(0.11)	$(0.01)

Diluted	$(0.11)	$(0.01)

Net loss per share

Basic	$(0.11)	$(0.03)

Diluted	$(0.11)	$(0.03)

Weighted average number of common shares outstanding

Basic	17,218	17,161

Diluted	17,294	17,191

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(unaudited, dollar amounts in thousands)

		Additional	Distributions	Other
	Common	Paid-In	In Excess	Comprehensive	Unearned
	Shares	Capital	of Income	Loss	Compensation	Total

Balance at December 31, 2001	17,191,954	$312,171	$(105,193)	$(2,838)	$(1,494)	$202,646

Issuance of common shares, net of offering expenses of $1	42,748	853	—	—	(829)	24

Common share purchases for treasury	(11,368)	(92)	—	—	—	(92)

Change in fair market value of interest rate swap	—	—	—	840	—	840

Amortization of unearned compensation	—	—	—	—	466	466

Net loss	—	—	(1,945)	—	—	(1,945)

Balance at March 31, 2002	17,223,334	$312,932	$(107,138)	$(1,998)	$(1,857)	$201,939

The accompanying notes to consolidated financial statements
are an integral part of this statement.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(unaudited amounts in thousands)

	2002	2001

Cash flows from operating activities:

Net loss	$(1,945)	$(465)

Adjustments to reconcile net loss to net cash flow provided by operating activities-

One-time effect of change in accounting principle	—	373

Gain on sale of assets	—	(240)

Depreciation and amortization	7,532	7,329

Amortization of unearned compensation	466	150

Equity loss of unconsolidated joint ventures	636	174

Deferred rent	19	3,304

Minority interests	(462)	(71)

Changes in assets and liabilities-

Accounts receivable and inventories	1,167	—

Restricted cash	1,389	202

Accounts payable and accrued expenses	(3,185)	595

Amounts due from/to related party and third party lessees	2,536	(2,358)

Other	802	(1,695)

Net cash flow provided by operating activities	8,955	7,298

Cash flows from investing activities:

Cash assumed in connection with termination of leases	5,765	—

Investment in unconsolidated joint ventures	(1,750)	(420)

Distributions received from unconsolidated joint ventures	148	161

Improvements and additions to hotel properties, net	(1,993)	(5,218)

Net proceeds from sale of asset	—	12,374

Net cash flow provided by investing activities	2,170	6,736

Cash flows from financing activities:

Payments of dividends and distributions	—	(6,791)

Net borrowings (repayments) against credit facility	1,454	(8,500)

Repayment of term note payable	(544)	(510)

Payment of deferred financing costs	(445)	—

Net proceeds from issuance of common shares	24	55

Cash payment for common share purchases	(92)	—

Distributions to joint venture minority interest partners, net	(171)	(320)

Net cash flow provided by (used for) financing activities	226	(15,905)

Net change in cash and cash equivalents	$11,351	$(1,871)

Cash and cash equivalents, beginning of period	3,610	4,175

Cash and cash equivalents, end of period	$14,961	$2,304

The accompanying notes to consolidated financial statements
are an integral part of these statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(unaudited, dollar amounts in thousands except per share data)

1.     BACKGROUND:

         Boykin Lodging Company (“Boykin”) is a real estate investment trust (“REIT”) that owns hotels throughout the United States. As of March 31, 2002, Boykin owned interests in 33 hotels containing a total of 9,257 guest rooms located in 19 states.

Formation and Significant Events

         Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of March 31, 2002, Boykin had an 85.0% ownership interest in and is the sole general partner of the Partnership.

         Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Taxable REIT Subsidiary

         The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit REITs, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Boykin implemented this structure for the properties previously leased to Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries and Meristar Hotels and Resorts, Inc. (“Meristar”) effective January 1, 2002. Subsequent to these transactions, all but two of the 33 hotel properties Boykin owns an interest in are operated under the TRS structure.

         In conjunction with the transaction, the Partnership acquired 16 subsidiaries of BMC. The Partnership acquired these entities, whose primary assets were leasehold interests in 25 hotel properties owned by the Partnership, and certain working capital assets and liabilities of those hotels, for consideration comprised of 1,427,142 limited partnership units valued at $11.4 million (based upon the average closing price of the common shares for the five-day period prior to the closing of the transaction), and the assumption of $1.6 million of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries. The Partnership then contributed the acquired subsidiaries to Bellboy, Inc. (“Bellboy”), a wholly owned subsidiary of the Partnership. Bellboy has elected to be treated as a TRS.

         Effective December 31, 2001, Boykin terminated percentage lease agreements with affiliates of Meristar for two hotel properties owned by Boykin. These hotel properties were re-leased to subsidiaries of Bellboy. A Meristar affiliate also assigned a percentage lease agreement for a third hotel property Boykin owns to a subsidiary of Bellboy.

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

         As a result of the TRS transactions discussed above, the consolidated financial statements for 2002 and going forward include the operating results of the consolidated hotels operated by BMC, Hilton and Meristar. Previously, revenues were derived primarily from lease payments which were made out of the net operating income of the properties; now revenues are generated from total revenues from the properties with the related operating expenses also being reported.

Consolidated Joint Ventures

         Boykin currently has strategic alliances with three hotel operators and owns three hotels with them through joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

		Boykin Ownership	JV Partner Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	Meristar	91%	9%	Holiday Inn Minneapolis West

Shawan Road Hotel L.P.	Davidson	91%	9%	Marriott's Hunt Valley Inn

Boykin San Diego LLC	Outrigger	91%	9%	Hampton Inn San Diego Airport/Sea World

Unconsolidated Joint Ventures

         Boykin currently has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, LLC, which owns a hotel in downtown Chicago. Boykin owns the remaining 25% ownership interest in Boykin Chicago, LLC thereby resulting in Boykin’s total ownership percentage in the hotel of 43.75%.

         In July 2001, Boykin formed a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. Boykin has a 50% ownership interest in the joint venture, which acquired a 227-room full-service hotel in Lyndhurst, New Jersey.

         Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method.

         The following table sets forth the total assets and liabilities of the unconsolidated joint ventures discussed above as of March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

Boykin/AEW

Total assets	$60,756	$57,556

Total liabilities	40,096	38,895

Boykin/Concord

Total assets	23,682	21,463

Total liabilities	17,363	14,748

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The separate financial statements of Boykin, the Partnership, Bellboy and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2001.

Inventories

         Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Revenue Recognition

Hotel revenues — Hotel revenues including room, food, beverage and other hotel revenues are recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Lease revenue – Actual payments due from tenants under the percentage leases were $1,302 and $19,541 for the three months ended March 31, 2002 and 2001, respectively. However, under the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements,” percentage lease revenue is recorded net of deferred lease revenue of $19 and $3,304 for 2001 and 2000, respectively. Under the provisions of SAB No. 101, a portion of Boykin’s percentage lease revenues are deferred in the first, second and third quarters, and will be recognized in the fourth quarter as specified targets are achieved. SAB No. 101 has no impact on Boykin’s interim cash flow or year-ended results of operations.

Sale of Condominium Units – During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort in Ft. Myers Beach, Florida. These renovated studio units in the tower are being sold as Sanibel View Villas Condominiums, with the expectation that the unit owners will make their units available by contract for rental as hotel rooms. The revenue related to the sale of the units is recorded upon closing of the sale. Through March 31, 2002, 15 of these units have sold, netting revenues in excess of the renovation cost of the entire project. The cost basis of the unsold units as of March 31, 2002 of $6,750 is reflected in the consolidated balance sheets as other assets.

Fair Value of Financial Instruments

         Effective January 1, 2001 Boykin adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. For financial reporting purposes, the change in market value of the effective portion of the hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings.

         The impact of adopting SFAS No. 133 was the recognition of an unrealized loss of $373, net of minority interest of $32, related to Boykin’s interest rate cap on the $108,000 term loan, which is reflected as a one-time effect of a change in accounting principle in Boykin’s statement of operations and comprehensive loss for the three months ended March 31, 2001. The interest rate cap is with a third party and is valued at $17 at March 31, 2002 based upon estimated market valuations. Changes in the fair value of the interest rate cap is recorded through the statement of operations.

         In March 2001, Boykin entered into an interest rate swap that fixes the overall interest rate at 7.32% on $83,000 of debt. The estimated fair market value of the swap as of March 31, 2002 is reflected as other comprehensive loss of $1,998 in shareholders’ equity section, with a corresponding liability in the accompanying balance sheet. In connection with the execution of this swap contract, Boykin wrote an option contract (reverse cap contract) to unwind a portion of the interest rate cap discussed above, effective until July 2003 with a notional balance of $83,000 and a LIBOR based strike price of 7.90%, obligating Boykin as the floating rate counterparty. This contract is with a third party and was valued in a payable position of $16 at March 31, 2002 with changes in the contract’s fair value recorded in the statement of operations.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3.     EARNINGS PER SHARE/LIMITED PARTNERSHIP UNITS OUTSTANDING:

         Boykin’s basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 are computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities.

         A total of 2,718,256 and 1,291,114 limited partnership units were issued and outstanding at March 31, 2002 and 2001, respectively. The weighted average number of limited partnership units outstanding for the periods ended March 31, 2002 and 2001 were 2,718,256 and 1,291,114, respectively.

4.     INTERCOMPANY CONVERTIBLE NOTE:

         In 1996, Boykin loaned $40,000 to the Partnership in exchange for an intercompany convertible note. The terms of the note have been renewed to extend the maturity date to November 2006 and, effective November 2001, amended the interest rate to 8.05%, payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at $20 per share. The note is secured by mortgages on certain hotel properties.

5.     CREDIT FACILITY:

         During March 2002, Boykin negotiated new terms to its secured credit facility with a group of banks which enables Boykin to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to 4.00% (5.13% as of March 31, 2002), as defined. Boykin is required to pay a 0.25% fee on the unused portion of the credit facility. The facility expires in July 2003 and contains a one-year extension option, subject to certain approvals. The credit facility is secured by seven hotel properties.

         Outstanding borrowings against the credit facility at March 31, 2002 and December 31, 2001 were $40,454 and $39,000, respectively.

         The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, and a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2002.

         6.     TERM NOTES PAYABLE:

         Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of March 31, 2002 was $126,427. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at March 31, 2002 and December 31, 2001.

         In March 2002, Boykin renegotiated the terms of the $45,000 term loan agreement that expires in October 2002, with the option of an extension to July 2003. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.00% to 4.00% (5.13% at March 31, 2002), as defined. The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2002.

         Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (4.22% at March 31, 2002). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at March 31, 2002 and December 31, 2001.

         In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

         Maturities of long-term debt at March 31, 2002 are as follows:

2002	$46,567

2003	110,264

2004	2,402

2005	2,601

2006	2,788

2007 and thereafter	114,805

$279,427

         7.     RELATED PARTY TRANSACTIONS:

         The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, which was until January 1, 2002 a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through December 31, 2001. As of December 31, 2001, Boykin had rent receivable of $1,118 due from related party lessees. As of December 31, 2001, Boykin had related party payables to BMC of $90 primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin. Boykin paid a $1,600 lease termination fee to BMC related to the sale of the Daytona Beach Radisson Resort in January 2001.

         As a result of the TRS transaction discussed in Note 1, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin. At December 31, 2001, Boykin had recorded a receivable from BMC of $2,008 for the net working capital assets of the subsidiaries acquired. As of March 31, 2002, $1,018 of the receivable remains outstanding.

         Also in conjunction with the TRS transaction, effective January 1, 2002, BMC manages 15 of the properties in which Boykin owns interest. Management fees earned by BMC during the first quarter of 2002 related to these hotels totaled $848. As of March 31, 2002, Boykin had related party payables to BMC of $703 primarily related to management fees and reimbursements of expenses on behalf of the hotel properties. During 2001, a subsidiary of BMC managed the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid the BMC subsidiary management fees of $43 for the quarter ended March 31, 2001.

         Through March 31, 2002, Boykin paid a wholly-owned subsidiary of BMC $102 and $5, respectively, for design and project management services related to capital improvements at its hotels. During 2001, the subsidiary sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon future revenues of the business, including revenues from Boykin.

         8.     STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         During the three-month period ended March 31, 2001, there were $6,812 of dividends and Partnership distributions which were declared but not paid as of March 31, 2001. As of March 31, 2002, there were no dividends or Partnership distributions that were declared but not paid.

         Interest paid during the three-month periods ended March 31, 2002 and 2001 was $5,028 and $5,841, respectively. In the first quarter of 2002, Boykin issued 98,170 of restricted common share grants valued at $829 under Boykin’s Long–Term Incentive Plan.

         9.     INCOME TAXES

         Effective January 1, 2002, Bellboy elected to be treated as a TRS of the Partnership and as such, is subject to federal and state income taxes. Bellboy accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2002, Bellboy has a deferred tax asset of approximately $1.8 million, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of Bellboy and its subsidiaries during the three month period then ended. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset, therefore no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

         10.     PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma information for the three months ended March 31, 2001 is presented as if the following transactions had occurred as of January 1, 2001:

•	acquisition of lessees from BMC;

•	the issuance of 1,427,142 million Partnership units to a BMC subsidiary;

•	entering into the BMC management agreements;

•	termination/assignment of Meristar leases;

•	entering into the Meristar management agreements; and

•	termination of the percentage lease for a hotel in Chicago, Illinois owned by an unconsolidated joint venture, and a new TRS owned by that joint venture entering into a management contract with a BMC subsidiary.

(unaudited)
Pro forma
March 31, 2001

Revenues:

Hotel revenues:

Room revenue	$43,075

Food and beverage revenue	18,071

Other revenue	3,380

Total hotel revenues	64,526

Percentage lease revenue	1,287

Interest and other income	722

Total revenues	66,535

Expenses:

Hotel operating expenses:

Rooms	10,762

Food and beverage	12,969

Other	1,904

General and administrative	6,740

Marketing and franchise costs	6,473

Utilities and maintenance	6,291

Management fees to related party	971

Management fees to third parties	867

Deferred incentive management fee	958

Property taxes, insurance and other	3,477

Real estate related depreciation and amortization	7,028

Corporate general and administrative	1,438

Interest expense	5,822

Amortization of deferred financing costs	300

Total expenses	66,000

Equity loss of unconsolidated joint ventures	(318)

Income before gain on sale of assets, minority interest and one- time effect of change in accounting principle	217

Gain on sale of assets	240

Minority interest	(86)

Income before one-time effect of change in accounting principle	$371

Income per share before one-time effect of change in accounting principle

Basic	$0.02

Diluted	$0.02

Weighted average shares outstanding (in thousands)

Basic	17,161

Diluted	17,191

Weighted average shares and units outstanding (in thousands)

Basic	19,880

Diluted	19,909

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

         Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 33 hotels throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of March 31, 2002, Boykin Lodging Company had an 85.0% ownership interest in, is the sole general partner of and does all its business through the Partnership.

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

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2002

         Please refer to the “Results of Operations” section below for discussion of our first quarter 2002 results compared to 2001 pro forma and actual results.

         In spite of a challenging operating environment, we continue to see an improvement in the RevPAR trend at our properties as we experienced a total portfolio RevPAR decline of 16.0% for the first quarter 2002 from the first quarter 2001 versus the fourth quarter 2001 decline of 19.7% from the fourth quarter of 2000. Since the September 11th tragedy, our hotel occupancy, as well as the occupancy of the hotel industry in general, has continued to be lower on a year over year basis.

         Based on our first quarter results and our current booking trends, our outlook is for second quarter RevPAR comparison to stay negative in the range of 10% to 12% off of last year, with a full year 2002 RevPAR flat to 5% below 2001. With these assumptions, we expect that our funds from operations (“FFO”) could range between $0.45 and $0.53 per diluted share in the second quarter and $1.45 and $1.75 per share for the full year. For a definition of FFO, a reconciliation of net income to FFO and a discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

         As a result of the recent trends in the industry, our Board of Directors suspended the fourth quarter 2001 and first quarter 2002 dividends. We do not intend to jeopardize our REIT tax status; therefore, management will recommend the resumption of a regular quarterly dividend when our RevPAR and cash flow outlooks support such an action. Please refer to the “Liquidity and Capital Resources” section below for further discussion regarding our dividend policy going forward.

         During the first quarter, we amended the terms of our secured credit facility and our $45 million term-loan agreement to obtain financial covenant relief through maturity of both arrangements. In conjunction with the amendment, we decreased the stated commitment amount of the credit facility to $65 million to align the capacity with our loan-to-value limitations, thus reducing the payment of non-use fees. We also obtained the option to extend the maturity of the $45 million term-note to be coterminous with the credit facility. Please see Notes 5 and 6 of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q and the “Liquidity and Capital Resources” section below for further discussion regarding the amended terms of our credit facility and $45 million term-note.

Taxable REIT Subsidiary

         Effective January 1, 2002, we took advantage of the restructuring available under the Work Incentives Improvement Act of 1999 (“REIT Modernization Act”). The REIT Modernization Act amended the tax laws to permit REITs, like us, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. We acquired a total of 28 leasehold interests in our hotels from two of our operators, Boykin Management Company Limited Liability Company (“BMC”) and Meristar Hotels and Resorts, Inc. (“Meristar”), and entered into management contracts with them effective January 1, 2002. Following these transactions, 31 of our 33 hotels are operated under the TRS structure whereby the hotels are leased to a TRS of Boykin. The transactions also resulted in the assumption of the net working capital of the leasehold interests and the issuance of 1,427,142 partnership units to BMC. The results of operations of the hotels operated by BMC, Hilton and Meristar are now recorded in our financial statements, which replace the previously recorded percentage lease revenue from these properties.

         We believe that the new TRS structure will enhance our long-term performance, better align the interests of our operators with ours, and allow us to benefit from expense management initiatives, which can be implemented and monitored more closely. In addition, we believe that our flexibility has been significantly enhanced because the new management agreements with BMC and Meristar are terminable by us without penalty, whereas the previous percentage leases provided for significant termination penalties even if we sold a property.

Capital Projects

         Through March 31, 2002, we spent approximately $2.0 million for renovations at our hotels, excluding the Pink Shell, Chicago Executive Plaza and Meadowlands projects discussed below. This amount primarily includes planned refurbishments and replacements at selected existing hotels. A significant portion of this total relates to the guestroom renovation at our Buffalo Marriott property.

         We continue to work on an expansion project at the Pink Shell Beach Resort, which would increase the resort by 39 rooms. Although we are not obligated at this point to proceed with the project, our plan would be to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower called White Sand Villas that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. We anticipate that we will only proceed with the expansion project when we have enough pre-sales of these units to fund our construction costs and we have secured financing.

         Our approximate $20.0 million renovation of the Chicago Executive Plaza hotel is scheduled for a September completion. Through March 31, 2002, the joint venture, which owns the property spent approximately $9.0 million towards the total renovation costs. The remaining funding will be provided through equity contributions to the joint venture and draws on the construction loan previously secured. During the quarter ended March 31, 2002, we provided $1.8 million of equity funding and intend to provide an additional $1.8 million of equity funding utilizing our available cash flow from operations and/or credit facility.

         During the first quarter, we completed a $6.0 million renovation and reflagging of the Lyndhurst, New Jersey property to a Courtyard by Marriott, of which $2.2 million was spent during the first quarter and was funded through debt proceeds. The property was acquired in 2001 through the joint venture with Concord Hospitality Enterprises.

RESULTS OF OPERATIONS

         As of January 1, 2002, we are reporting the hotel operating revenues and expenses with respect to the hotels included within the TRS transactions discussed above, whereas in the past, we reported percentage lease revenue. As a result, the results of operations for the quarter ended March 31, 2002 are not directly comparable to the same period in 2001.

Quarter Ended March 31, 2002 Compared to Pro Forma 2001

         Total revenues decreased 8.7% to $60.7 million for the first quarter 2002 versus the same period 2001 pro forma total of $66.5 million. Total hotel revenues decreased 13.0% to $56.1 million from $64.5 million. Overall hotel operating revenues have been affected by the recent state of the economy and the hotel industry. Please refer to the key operating statistics data below.

         We recorded revenues of $3.0 million from the sales of 15 Sanibel View Villas condominium units during the quarter ended March 31, 2002. The renovation and conversion of the Sanibel View building to condominiums was completed in late 2001, therefore, no sales had occurred in prior periods. The related costs of the units sold totaling $2.3 million was also recorded during the first quarter 2002.

         Gross operating profit margin of the consolidated hotels under the TRS structure for first quarter of 2002 of 25.4% remained relatively consistent with the 25.7% gross operating profit margin for pro forma first quarter 2001. In 2002, there were no deferred incentive management fees incurred to Hilton as the threshold on the deferral was met in the prior year. In addition, our operating expenses have declined as we have been able to realize the benefits of cost containment initiatives implemented by our operators since September 11th which have enabled us to improve our flow-through and keep our margins relatively consistent during a period of declining revenues.

         Property taxes, insurance and other increased $0.3 million in the first quarter of 2002 over pro forma 2001 because of the significant increases in property and casualty insurance rates. Corporate general and administrative costs for the first quarter of 2002 included $0.5 million of non-recurring charges.

         Slightly offsetting these increases, interest expense decreased $0.8 million due to the significant decrease in the weighted average interest rate on our variable debt in 2002 over the same period in 2001, even though the outstanding balance on the credit facility increased.

         As a result of the above, we recorded a net loss of $1.9 million for the first quarter of 2002 compared to last year’s first quarter pro forma break-even results.

         Our funds from operations for the quarter ended March 31, 2002 was $4.8 million compared to $7.6 million for pro forma 2001.

Quarter Ended March 31, 2002 Compared to Actual 2001

         Total revenues increased to $60.7 million from $18.3 million primarily as a result of the TRS transaction.

         Lease revenue decreased to $1.3 million versus $16.2 million for 2001 as during the first quarter 2002, there were only two properties which were not under the TRS structure and therefore we continued to record lease revenues related to those properties. Hotel revenues increased to $56.2 million from $1.4 million in the prior year as we acquired the leasehold interests in 28 properties through the TRS transaction for which we are now recording their operating revenues. Please refer to the “Quarter Ended March 31, 2002 Compared to Pro Forma 2001” section above for discussion regarding changes in revenue from sale of condominium units and the related cost of units sold.

         Similar to total revenues, total expenses increased dramatically to $62.5 million for the first quarter 2002 versus $18.5 million for the same period in 2001. Hotel operating expenses which include hotel departmental expenses, general and administrative, marketing and franchise costs, utilities and maintenance and management fees increased to $41.9 million from $1.2 million in the prior year due to the inclusion of the results of the 28 properties for which we acquired leasehold interests in connection with the TRS transaction. Property taxes, insurance and other expense increased $1.1 million over prior year due to increases in property and casualty insurance rates and the inclusion of related costs at the hotel property level in our operating results under the TRS structure.

         Please refer to the “Quarter Ended March 31, 2002 Compared to Pro Forma 2001” section above for discussion regarding the change in corporate general and administrative and interest expenses versus actual first quarter 2001.

         As a result of the above, our net loss increased to $1.9 million for the first quarter ended March 31, 2002 compared to $0.5 million net loss in 2001.

         Our FFO for the quarter ended March 31, 2002 was $4.8 million compared to $10.1 million in 2001.

         The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with another indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.

         We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITS that do not defined the term in accordance with the current NAREIT definition of that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net (loss) income before one-time effect of change in accounting principle and FFO for the three months ended March 31, 2002 and 2001, respectively (in thousands):

		Pro forma	Actual
	2002	2001	2001

Net (loss) income before one-time effect of change in accounting principle	$(1,945)	$371	$(92)

Real estate related depreciation and amortization	7,018	7,028	7,028

Deferred rent	19	232	3,304

Gain on sale of assets	—	(240)	(240)

Minority interest	(462)	86	(71)

Equity in loss of unconsolidated joint ventures	636	318	174

FFO applicable to joint venture minority interest	(438)	(157)	(14)

Funds from operations	$4,828	$7,638	$10,089

         The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,

	2002	2001

All Hotels (33 hotels) (a)

Hotel revenues	$62,618	$73,338

RevPAR	$50.21	$59.78

Occupancy	54.9%	62.1%

Average daily rate	$91.44	$96.24

Comparable Hotels (32 hotels) (b)

Hotel revenues	$62,017	$71,986

RevPAR	$50.78	$59.87

Occupancy	55.6%	62.2%

Average daily rate	$91.27	$96.26

(a)	Includes all hotels owned by Boykin at the end of the quarter, including predecessors’ results.

(b)	Includes hotels owned by Boykin in both periods.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels.

         As of March 31, 2002, we had $15.0 million of unrestricted cash and cash equivalents, $8.0 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance, and we had outstanding borrowings totaling $40.5 million and $279.4 million against our credit facility and term notes payable, respectively.

         We have a $65 million credit facility, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million, $45 million, and $108 million term notes payable, please see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

         In March 2002, we amended our credit facility and our $45 million term note in order to, among other things, ease leverage and debt service coverage covenants. We decreased the credit facility to $65 million to align the capacity with our loan-to-value limitations, thus reducing the payment of non-use fees. We also obtained the right to extend the maturity date on the $45 million facility from its scheduled October 2002 maturity to July 2003, the same time the credit facility matures. We expect that our interest expense under these amended facilities will increase by approximately $0.2 to $0.3 million per quarter and that our quarterly amortization expense related to deferred financing costs will increase by approximately $0.2 million per quarter.

         The terms of the amendment to our credit facility contain more restrictive provisions than before relative to, among other things, our acquisition and capital expenditure activity, as well as the amount of distributions we may pay out. Specifically, we may only use up to $5 million of proceeds under our credit facility for new acquisitions and, except for the ability to complete our renovations and expansion projects at our Chicago, Meadowlands and Pink Shell properties, our capital expenditures may not exceed 5% of our total hotel revenues. In addition, dividends on our common shares can not exceed the lesser of 50% of our FFO or $3.8 million per quarter, subject to certain exceptions, one being that we are entitled to distribute up to 100% of REIT taxable income. The terms of the amendments also provide that these restrictions may cease once our financial covenant tests are back in line with the thresholds provided for in the original credit facility agreements. Based upon our current RevPAR and cash flow expectations, we expect to be in compliance with our covenants under the amended facilities throughout 2002. However, there can be no assurance that actual results will not differ materially from our expectations.

         We may seek to negotiate additional credit facilities, replacement credit facilities, or issue other debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as management considers prudent. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

         Due to our need to maintain liquidity in the current hotel operating environment, we have suspended both the fourth quarter 2001 and first quarter 2002 dividends. At this time, based on our current RevPAR and cash flow expectations, we anticipate that we will reinstate our dividend for the third quarter of 2002, payable during the fourth quarter, but at a level significantly lower than historical levels. We hope to be in a position to distribute approximately 40% to 50% of our annualized FFO per share going forward, or approximately $0.18 per share for the third-quarter payment based on the low end of our current FFO guidance. Our priorities are to conserve cash and maintain our leverage to allow us to take advantage of opportunities in the marketplace.

         In 2002, we expect to spend approximately $13.0 million in renovations at our hotels, excluding the Pink Shell and Chicago Executive Plaza projects discussed below. This amount primarily includes planned refurbishments and replacements at selected existing hotels. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line or credit to fund our 2002 renovations.

         We continue to work on an expansion project at the Pink Shell Beach Resort, which would increase the resort by 39 rooms. Although we are not obligated at this point to proceed with the project, our plan would be to demolish 53 cottage units, or about 25% of the rooms at the resort. We would then construct a 92-unit tower called White Sand Villas that would significantly upgrade the character of the resort. The units in the new tower would be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. We anticipate that we will only proceed with the expansion project when we have enough pre-sales of these units to fund our construction costs and we have secured financing.

         Our approximate $20.0 million renovation of the Chicago Executive Plaza hotel is scheduled to be completed in the third quarter of 2002. Through March 31, 2002, the joint venture which owns the property spent approximately $9.0 million towards the total renovation costs. The remaining funding will be provided through equity contributions to the joint venture and draws on the construction loan previously secured. During the quarter ended March 31, 2002, we provided $1.8 million of equity funding and intend to provide an additional $1.8 million of equity funding utilizing our available cash flow from operations and/or credit facility.

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

SEASONALITY

         Our hotels’ operations historically have been seasonal. Twenty-nine of our hotels maintain higher occupancy rates during the second and third quarters. The four hotels located in Florida experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flows received from hotel operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $65 million secured credit facility, our $45 million secured term loan, our $108 million term loan and our share of floating rate debt under our unconsolidated joint ventures of $21 million.

         We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at no more than 7.32%. Approximately 65% and 66% of our outstanding debt at March 31, 2002 and December 31, 2001, respectively, is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 4.4% for the quarter ended March 31, 2002.

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

         We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.3 million, based upon the balances outstanding on our variable rate instruments at March 31, 2002.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1 (a)	Amended and Restated Articles of Incorporation, as amended

3.2 (b)	Code of Regulations

4.1 (b)	Specimen Share Certificate

4.2 (a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3 (c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank, as rights agent

4.3a (d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank

99.1(d)	Master Contribution Agreement dated as of December 31, 2001, by and among Boykin Management Company Limited Liability Company, JABO LLC, Boykin Lodging Company and Boykin Hotel Properties, L.P.

99.2(d)	Form of Hotel Management Agreement

99.3(d)	Registration Rights Agreement dated as of December 31, 2001 by and between Boykin Lodging Company and JABO LLC

99.4(d)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P. dated as of January 1, 2002

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

(d) Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT Subsidiary transaction.

(b) Reports on Form 8-K

During the quarter ended March 31, 2002, Boykin filed one Current Report on Form 8-K. The January 14, 2002 report discussed the acquisition of leasehold interests in 28 properties from Boykin Management Company Limited Liability Company and Meristar Hotels and Resorts, Inc.

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

/s/ Robert W. Boykin

May 15, 2002	Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Shereen P. Jones

May 15, 2002	Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1 (a)	Amended and Restated Articles of Incorporation, as amended

3.2 (b)	Code of Regulations

4.1 (b)	Specimen Share Certificate

4.2 (a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3 (c)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank, as rights agent

4.3a (d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank

99.1(d)	Master Contribution Agreement dated as of December 31, 2001, by and among Boykin Management Company Limited Liability Company, JABO LLC, Boykin Lodging Company and Boykin Hotel Properties, L.P.

99.2(d)	Form of Hotel Management Agreement

99.3(d)	Registration Rights Agreement dated as of December 31, 2001 by and between Boykin Lodging Company and JABO LLC

99.4(d)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P. dated as of January 1, 2002

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

(d) Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT Subsidiary transaction.