Form 10-Q
period 2002-06-30
BOYKIN LODGING CO
filed 2002-08-13
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002                                 Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     The number of common shares, without par value, outstanding as of August 2, 2002: 17,255,117

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2002	2001

ASSETS
Investment in hotel properties	$625,897	$629,203
Accumulated depreciation	(122,714)	(108,719)

Investment in hotel properties, net	503,183	520,484
Cash and cash equivalents	23,027	3,610
Restricted cash	7,506	9,423
Accounts receivable, net of allowance for doubtful accounts of $319	9,333	—
Receivable from related party related to lease terminations	642	2,008
Rent receivable from lessees	906	1,459
Inventories	2,142	—
Deferred expenses, net	3,974	4,588
Investment in unconsolidated joint ventures	17,317	14,973
Other assets	11,566	2,673

	$579,596	$559,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$40,000	$39,000
Term notes payable	278,922	279,971
Accounts payable and accrued expenses	36,745	15,239
Net liabilities assumed in connection with termination of leases	—	3,515
Due to lessees	953	496
Deferred lease revenue	262	—
Minority interest in joint ventures	2,399	2,530
Minority interest in operating partnership	15,704	15,821
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,249,625 and 17,191,954 shares outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	313,000	312,171
Distributions in excess of income	(104,240)	(105,193)
Other comprehensive loss	(2,484)	(2,838)
Unearned compensation — restricted shares	(1,665)	(1,494)

Total shareholders’ equity	204,611	202,646

	$579,596	$559,218

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited, amounts in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Hotel revenues:
Room revenue	$43,030	$1,332	$80,093	$2,250
Food and beverage revenue	19,486	560	35,627	1,012
Other revenue	3,951	95	6,898	163

Total hotel revenues	66,467	1,987	122,618	3,425
Lease revenue	1,385	16,338	2,668	32,575
Sales of condominium units	445	—	3,675	—
Interest income	68	105	128	254
Other income	237	200	425	696

Total revenues	68,602	18,630	129,514	36,950

Expenses:
Hotel operating expenses:
Rooms	10,004	300	19,105	548
Food and beverage	13,063	359	24,798	668
Other direct	2,338	44	4,174	84
Indirect	19,027	622	36,688	1,218
Management fees	2,090	65	3,673	108
Property taxes, insurance and other	3,767	2,781	7,568	5,506
Cost of sales of condominium units	332	—	2,774	—
Real estate related depreciation and amortization	7,027	7,028	14,045	14,056
Corporate general and administrative	1,720	1,495	3,735	2,933
Interest expense	5,078	5,493	10,055	11,315
Amortization of deferred financing costs	520	301	1,034	601

Total expenses	64,966	18,488	127,649	37,037

Equity in income (loss) of unconsolidated joint ventures	(353)	618	(989)	444

Income before gain on sale of assets, minority interest and one-time effect of change in accounting principle	3,283	760	876	357
Gain on sale of assets	—	—	—	240
Minority interest in joint ventures	(11)	428	(40)	408
Minority interest in operating partnership	(374)	(16)	117	75

Income before one-time effect of change in accounting principle	2,898	1,172	953	1,080
One-time effect of change in accounting principle, net of minority interest of $32	—	—	—	(373)

Net income applicable to common shares	$2,898	$1,172	$953	$707

Change in fair market value of interest rate swap	(486)	(165)	354	(591)

Comprehensive income	$2,412	$1,007	$1,307	$116

Income per share before one-time effect of change in accounting principle Basic	$0.17	$0.07	$0.06	$0.06
Diluted	$0.17	$0.07	$0.05	$0.06
Net income per share Basic	$0.17	$0.07	$0.06	$0.04
Diluted	$0.17	$0.07	$0.05	$0.04
Weighted average number of common shares outstanding Basic	17,239	17,171	17,228	17,166
Diluted	17,379	17,234	17,336	17,217

The accompanying notes to consolidated financial statements are an integral part of these statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited, dollar amounts in thousands)

		Additional	Distributions	Other Comprehensive	Unearned
	Common Shares	Paid-In Capital	In Excess of Income	Loss	Compensation	Total

Balance at December 31, 2001	17,191,954	$312,171	$(105,193)	$(2,838)	$(1,494)	$202,646
Issuance of common shares, net of offering expenses of $2	76,590	990	—	—	(856)	134
Common share purchases for treasury	(18,919)	(161)	—	—	—	(161)
Change in fair market value of interest rate swap	—	—	—	354	—	354
Amortization of unearned compensation	—	—	—	—	685	685
Net income	—	—	953	—	—	953

Balance at June 30, 2002	17,249,625	$313,000	$(104,240)	$(2,484)	$(1,665)	$204,611

The accompanying notes to consolidated financial statements are an integral part of this statement.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited, amounts in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$953	$707
Adjustments to reconcile net income to net cash flow provided by operating activities- One-time effect of change in accounting principle	—	373
Gain on sale of assets	—	(240)
Income from sales of condominium units	(901)	—
Depreciation and amortization	15,079	14,657
Amortization of unearned compensation	685	293
Equity in (income) loss of unconsolidated joint ventures	989	(444)
Deferred lease revenue	262	7,825
Minority interests	(77)	(483)
Changes in assets and liabilities- Accounts receivable and inventories	390	—
Restricted cash	1,917	(613)
Accounts payable and accrued expenses	(1,387)	2,736
Amounts due from/to lessees	2,376	(4,558)
Other	(505)	(1,208)

Net cash flow provided by operating activities	19,781	19,045

Cash flows from investing activities:
Cash assumed in connection with termination of leases	5,765	—
Investment in unconsolidated joint ventures	(3,500)	(479)
Distributions received from unconsolidated joint ventures	148	161
Improvements and additions to hotel properties, net	(5,540)	(12,127)
Net proceeds from sales of condominium units	3,455	—
Net proceeds from sale of asset	—	12,374

Net cash flow provided by (used for) investing activities	328	(232)

Cash flows from financing activities:
Payments of dividends and distributions	—	(13,604)
Net borrowings (repayments) against credit facility	1,000	(5,500)
Repayment of term note payable	(1,049)	(979)
Payment of deferred financing costs	(445)	—
Net proceeds from issuance of common shares	134	127
Cash payment for common share purchases	(161)	—
Distributions to joint venture minority interest partners, net	(171)	(320)

Net cash flow used for financing activities	(692)	(20,115)

Net change in cash and cash equivalents	19,417	(1,302)
Cash and cash equivalents, beginning of period	3,610	4,175

Cash and cash equivalents, end of period	$23,027	$2,873

The accompanying notes to consolidated financial statements are an integral part of these statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(unaudited, dollar amounts in thousands except per share data)

1. BACKGROUND:

     Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that owns hotels throughout the United States. As of June 30, 2002, Boykin owned interests in 33 hotels containing a total of 9,257 guest rooms located in 19 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of June 30, 2002, Boykin had an 85.0% ownership interest in and is the sole general partner of the Partnership.

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

     The transaction included the Partnerships acquisition of 16 subsidiaries of BMC. The Partnership acquired these entities, whose primary assets were leasehold interests in 25 hotel properties owned by the Partnership, and certain working capital assets and liabilities of those hotels, for consideration comprised of 1,427,142 limited partnership units valued at $11.4 million (based upon the average closing price of the common shares for the five-day period prior to the closing of the transaction), and the assumption of $1.6 million of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries. The Partnership then contributed the acquired subsidiaries to Bellboy, Inc. (“Bellboy”), a wholly owned subsidiary of the Partnership. Bellboy has elected to be treated as a TRS.

     Effective December 31, 2001, Boykin terminated percentage lease agreements with affiliates of Meristar for two hotel properties owned by Boykin. These hotel properties were subsequently leased to subsidiaries of Bellboy. A Meristar affiliate also assigned a percentage lease agreement for a third hotel property Boykin owns to a subsidiary of Bellboy.

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

     Westboy is party to an existing long-term management agreement with a subsidiary of Hilton Hotels Corporation (“Hilton”) to operate ten Doubletree branded hotels. This management agreement has a remaining term of ten years and Hilton has ten successive options to extend the term by five years each. Except with respect to the three Doubletree hotels located in the state of Washington, the agreement with Hilton may not be terminated without penalty.

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

Consolidated Joint Ventures

     Boykin currently has strategic alliances with three hotel operators and owns three hotels with them through joint venture structures. These properties are managed by their respective joint venture partner. The following table sets forth the joint ventures established with these hotel operators:

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

     The following table sets forth the total assets and liabilities of the unconsolidated joint ventures discussed above as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001

Boykin/AEW
Total assets	$66,287	$57,556

Mortgage note payable	30,000	30,000
Other liabilities	13,306	8,895
Equity	22,981	18,661

Total liabilities and equity	$66,287	$57,556

Boykin/Concord
Total assets	$24,250	$21,463

Mortgage note payable	17,250	13,105
Other liabilities	603	1,643
Equity	6,397	6,715

Total liabilities and equity	$24,250	$21,463

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The separate financial statements of Boykin, the Partnership, Bellboy and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The operations of the hotels have historically been seasonal. Twenty-nine hotels historically maintained higher occupancy rates during the second and third quarters while the four hotels located in Florida have historically experienced their highest occupancy in the first quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2001.

Inventories

     Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Revenue Recognition

Hotel revenues — Hotel revenues including room, food, beverage and other hotel revenues, are recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Lease revenue — Actual payments due from tenants under the percentage leases were $1,628 and $20,860 for the three months ended June 30, 2002 and 2001, respectively. However, under the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, percentage lease revenue is recorded net of deferred lease revenue of $243 and $4,522 for the three months ended June 30, 2002 and 2001, respectively. Actual payments due from tenants under the percentage leases were $2,930 and $40,400 for the six months ended June 30, 2002 and 2001, respectively. Percentage lease revenue is recorded net of deferred lease revenue of $262 and $7,825 for 2002 and 2001, respectively. Under the provisions of SAB No. 101, a portion of Boykin’s percentage lease revenues are deferred in the first, second and third quarters, and will be recognized in the fourth quarter as specified targets are achieved. SAB No. 101 has no impact on Boykin’s interim cash flow or year-ended results of operations.

Sale of Condominium Units

     During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort in Ft. Myers Beach, Florida. These renovated studio units are being sold as Sanibel View Villas Condominiums, with the expectation that the unit owners will make their units available by contract for rental as hotel rooms. The revenue related to the sale of the units is recorded upon closing of the sale. Through June 30, 2002, 17 of these units have sold, netting revenues in excess of the renovation cost of the entire project. The cost basis of the unsold units as of June 30, 2002 of $6,459 is reflected in the consolidated balance sheets as other assets.

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

     The impact of adopting SFAS No. 133 was the recognition of an unrealized loss of $373, net of minority interest of $32, related to Boykin’s existing interest rate cap, which is reflected as a one-time effect of a change in accounting principle in Boykin’s statement of operations and comprehensive income for the six months ended June 30, 2001. The interest rate cap is with a third party and is valued at $2 at June 30, 2002 based upon estimated market valuations. Changes in the fair value of the interest rate cap are recorded through the statement of operations.

     In March 2001, Boykin entered into an interest rate swap that fixes the overall interest rate at 7.32% on $83,000 of debt. The estimated fair market value of the swap as of June 30, 2002 is reflected as other comprehensive loss of $2,484 in shareholders’ equity, with a corresponding liability in the accompanying balance sheet. In connection with the execution of this swap contract, Boykin wrote an option contract (reverse cap contract) until July 2003 with a notional balance of $83,000 and a LIBOR based strike price of 7.90%, obligating Boykin as the floating rate counterparty. This contract is with a third party and was valued in a payable position of $2 at June 30, 2002 with changes in the contract’s fair value recorded in the statement of operations.

New Accounting Pronouncements

     Effective January 1, 2002, Boykin adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As of June 30, 2002, SFAS No. 144 had no impact on the accompanying financial statements.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

     3.     EARNINGS PER SHARE:

     Boykin’s basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 are computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and six months ended June 30, 2002 and 2001, the weighted average basic and diluted common shares outstanding was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Common shares:
Basic	17,238,623	17,170,972	17,228,490	17,166,204
Diluted	17,378,826	17,234,270	17,335,987	17,217,068

4. MINORITY INTEREST/LIMITED PARTNERSHIP UNITS OUTSTANDING:

     A total of 2,718,256 and 1,291,114 limited partnership units were issued and outstanding at June 30, 2002 and 2001, respectively. The weighted average number of limited partnership units outstanding for the three and six month periods ended June 30, 2002 and 2001 were 2,718,256 and 1,291,114, respectively. For the three and six months ended June 30, 2002 and 2001, the weighted average basic and diluted common shares and limited partnership units outstanding was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Common shares and limited partnership units:
Basic	19,956,879	18,462,086	19,946,746	18,457,318
Diluted	20,097,082	18,525,384	20,054,243	18,508,182

5. INTERCOMPANY CONVERTIBLE NOTE:

     In 1996, Boykin loaned $40,000 to the Partnership in exchange for an intercompany convertible note. The terms of the note have been renewed to extend the maturity date to November 2006 and, effective November 2001, amended the interest rate to 8.05%, payable quarterly. The note may be prepaid in full, but not in part, at any time. Boykin has the right to convert the note, prior to maturity and in advance of any proposed prepayment by the Partnership, into additional equity interests in the Partnership at $20 per share. The note is secured by mortgages on certain hotel properties. The note and related interest are eliminated upon consolidation.

6. CREDIT FACILITY:

     In March 2002, Boykin negotiated new terms to its secured credit facility which enables Boykin to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that ranges between LIBOR plus 2.25% to 4.00% (5.38% as of June 30, 2002), as defined. Boykin is required to pay a ..25% fee on the unused portion of the credit facility. The facility expires in July 2003 and contains a one-year extension option, subject to certain approvals. The credit facility is secured by seven hotel properties. Outstanding borrowings against the credit facility at June 30, 2002 and December 31, 2001 were $40,000 and $39,000, respectively.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2002.

7. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of June 30, 2002 was $125,922. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at June 30, 2002 and December 31, 2001.

     In March 2002, Boykin renegotiated the terms of the $45,000 term loan agreement that expires in October 2002, with the option of an extension to July 2003. The loan is secured by three hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.00% to 4.00% (5.35% at June 30, 2002). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2002.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties and bears interest at a rate that fluctuates at LIBOR plus 2.35% (4.19% at June 30, 2002). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at June 30, 2002 and December 31, 2001.

     In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

     Maturities of long-term debt at June 30, 2002 are as follows:

2002	$46,062
2003	110,264
2004	2,402
2005	2,601
2006	2,788
2007 and thereafter	114,805

$278,922

8. RELATED PARTY TRANSACTIONS:

     The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, previously a subsidiary of BMC, were a significant source of Boykin’s percentage lease revenue through December 31, 2001. As of December 31, 2001, Boykin had rent receivable of $1,118 due from related party lessees. As of December 31, 2001, Boykin had related party payables to BMC of $90 primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin. Boykin paid a $1,600 lease termination fee to BMC related to the sale of the Daytona Beach Radisson Resort in January 2001.

     As a result of the TRS transaction discussed in Note 1, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin. At December 31, 2001, Boykin had recorded a receivable from BMC of $2,008 for the net working capital assets of the subsidiaries acquired. As of June 30, 2002, $642 of the receivable remains outstanding.

     Also in conjunction with the TRS transaction, effective January 1, 2002, BMC manages 15 of the properties in which Boykin owns interest. Management fees earned by BMC related to these hotels during the three and six month periods ended June 30, 2002 totaled $1,208 and $2,057, respectively. As of June 30, 2002, Boykin had related party payables to BMC of $573 primarily related to management fees and reimbursements of expenses on behalf of the hotel properties. During 2001, a subsidiary of BMC managed the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid the BMC subsidiary management fees of $60 and $103, respectively, for the three and six months periods ending June 30, 2001.

     Through June 30, 2002, Boykin paid a wholly-owned subsidiary of BMC $138 and $5, respectively, for design and project management services related to capital improvements at its hotels. During 2001, the subsidiary sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon future revenues of the business, including revenues from Boykin.

9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     During the six-month period ended June 30, 2001, there was $6,814 of dividends and Partnership distributions which were declared but not paid as of June 30, 2001. As of June 30, 2002, there were no dividends or Partnership distributions that were declared but not paid.

     Interest paid during the six-month periods ended June 30, 2002 and 2001 was $10,148 and $11,172, respectively.

     In the first half of 2002, Boykin issued 98,170 common shares, valued at $856 under Boykin’s Long-Term Incentive Plan.

10. INCOME TAXES

     Effective January 1, 2002, Bellboy elected to be treated as a TRS of the Partnership and as such, is subject to federal and state income taxes. Bellboy accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2002, Bellboy has a deferred tax asset of approximately $1.0 million, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of Bellboy and its subsidiaries during the six month period then ended. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

11. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information for the three and six months ended June 30, 2001 is presented as if the following transactions had occurred as of January 1, 2001:

•	acquisition of lessees from BMC;

•	the issuance of 1,427,142 Partnership units to a BMC subsidiary;

•	entering into the BMC management agreements;

•	termination/assignment of Meristar leases;

•	entering into the Meristar management agreements; and

•	termination of the percentage lease for a hotel in Chicago, Illinois owned by an unconsolidated joint venture, and a new TRS owned by that joint venture entering into a management contract with a BMC subsidiary.

	(unaudited)
	Pro forma

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Revenues:
Hotel revenues:
Room revenue	$46,470	$89,545
Food and beverage revenue	20,239	38,310
Other revenue	4,242	7,622

Total hotel revenues	70,951	135,477
Lease revenue	1,117	2,404
Interest income	158	384
Other income	200	696

Total revenues	72,426	138,961

Expenses:
Hotel operating expenses:
Rooms	11,259	22,021
Food and beverage	13,875	26,844
Other direct	2,379	4,283
Indirect	18,766	38,270
Management fees	3,220	6,016
Property taxes, insurance and other	3,555	7,032
Real estate related depreciation and amortization	7,028	14,056
Corporate general and administrative	1,495	2,933
Interest expense	5,493	11,315
Amortization of deferred financing costs	301	601

Total expenses	67,371	133,371

Equity in income of unconsolidated joint ventures	432	114

Income before gain on sale of assets, minority interest and one-time effect of change in accounting principle	5,487	5,704
Gain on sale of assets	—	240
Minority interest in joint ventures	428	408
Minority interest in operating partnership	(899)	(965)

Income before one-time effect of change in accounting principle	$5,016	$5,387

Income per share before one-time effect of change in accounting principle
Basic	$0.29	$0.31
Diluted	$0.29	$0.31
Weighted average shares outstanding (in thousands)
Basic	17,171	17,166
Diluted	17,234	17,217
Weighted average shares and units outstanding (in thousands)
Basic	19,889	19,884
Diluted	19,953	19,935

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

     Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 33 hotels throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of June 30, 2002, Boykin Lodging Company had an 85.0% ownership interest in, is the sole general partner of and does all its business through the Partnership.

     Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through the following key business strategies relating to the ownership and operation of our hotels:

•	Maximizing operating cash flows of our hotels through:
•	aggressive asset management to maximize revenue and minimize expenses;
•	selective renovation;
•	expansion and development; and
•	improved brand positioning;

•	Focused portfolio management including acquiring upscale, full-service commercial and resort hotels located in urban and beach markets at a discount to their replacement cost and selectively disposing of non-core suburban assets;

•	Branding our hotels with the industry’s premier upscale franchises or by being independent of franchise affiliations in markets that can support this; and

•	Contracting with high-quality, experienced hotel management companies to operate our hotels effectively by maximizing their cash flow and value.

SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2002

     Refer to the “Results of Operations” section below for discussion of our second quarter 2002 results compared to 2001 actual and pro forma results.

     In spite of a challenging operating environment, we are seeing an improvement in the RevPAR trend at our properties as we experienced a total portfolio RevPAR decline of 10.6% for the second quarter 2002 from the second quarter 2001 versus the first quarter 2002 decline of 16.0% from the first quarter 2001.

     Based on our year to date results and our current booking trends, our outlook is for third quarter RevPAR to be flat to up 3% over the same period last year, with a full year 2002 RevPAR 3% to 5% below 2001. With these assumptions, we expect that our funds from operations (“FFO”) could range between $0.44 and $0.53 per diluted share in the third quarter and $1.45 and $1.65 per share for the full year. For a definition of FFO, a reconciliation of net income to FFO and a discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

     As a result of the recent trends in the industry, our Board of Directors suspended the quarterly dividend in the fourth quarter 2001. Based upon our current guidance, we anticipate that management will recommend to the Board of Directors the resumption of a regular dividend in the third quarter at a rate of $0.18 per share for the remaining two quarters of 2002. Please refer to the “Liquidity and Capital Resources” section below for further discussion regarding our dividend policy going forward.

Capital Projects

     Through June 30, 2002, we had approximately $5.7 million of fixed asset additions at our hotels, excluding the Chicago Executive Plaza and Meadowlands projects discussed below. This amount primarily includes planned refurbishments and replacements at selected existing hotels. Significant portions of this total relate to the guestroom renovation at our Buffalo Marriott property and a ballroom renovation and a new air conditioning system at the Omaha Doubletree.

     We are proceeding with the expansion project at the Pink Shell Beach Resort which will increase the resort by 39 rooms. The project includes demolishing 53 cottage units and constructing a new 92-unit tower called White Sand Villas, which will significantly upgrade the character of the resort. During the second quarter, we reached our targeted pre-sales of the units and we are currently in the final stages of negotiations with lenders to obtain financing for the construction of the new tower. The units in the tower will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. Total construction costs of the condominium tower are estimated to be $24.0 million with a scheduled completion date at the end of 2003.

     Our approximate $20.0 million renovation of the Chicago Executive Plaza hotel is on target for a September completion, when the hotel will be renamed ‘Hotel 71’. Through June 30, 2002, the joint venture which owns the property had spent approximately $14.8 million towards the total renovation costs, which are being funded through equity contributions to the joint venture and draws on the construction loan previously secured. During the six months ended June 30, 2002, we provided $3.5 million of equity funding towards the renovation. As a result of the renovation, there were approximately 10,000 and 17,300 room nights out of service at the hotel for the first and second quarters of 2002. We anticipate an additional 5,500 room nights out of service during the third quarter when the project is scheduled for completion.

Ancillary Conference Center Strategy

     We have identified a potential opportunity to increase performance levels of our existing properties through the development of International Association of Conference Centers (“IACC”) accredited ancillary conference facilities within a select group of our hotels. The development of IACC-approved facilities is anticipated to serve the needs of corporations and businesses requiring state-of-the art training facilities and thus substantially improve hotel business traffic. After conducting market focus groups and consulting with another company that has successfully implemented this strategy, we have identified the possibility of implementing such facilities within several of our hotels. We are moving forward with this concept at our Berkeley property and anticipate completion of the upgraded facilities and receipt of IACC accreditation in the first quarter of 2003.

Taxable REIT Subsidiary

     Effective January 1, 2002, we took advantage of the restructuring available under the Work Incentives Improvement Act of 1999 (“REIT Modernization Act”). The REIT Modernization Act amended the tax laws to permit REITs, like us, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. We acquired a total of 28 leasehold interests in our hotels from two of our operators, Boykin Management Company Limited Liability Company (“BMC”) and Meristar Hotels and Resorts, Inc. (“Meristar”), and entered into management contracts with them effective January 1, 2002. Following these transactions, 31 of our 33 hotels are operated under the TRS structure whereby the hotels are leased to a TRS of Boykin Lodging. The transactions also resulted in the assumption of the net working capital of the leasehold interests and the issuance of 1,427,142 partnership units to BMC. The results of operations of the hotels operated by BMC, Hilton and Meristar are now recorded in our consolidated financial statements, which replace the previously recorded percentage lease revenue from these properties.

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

RESULTS OF OPERATIONS

     As of January 1, 2002, we are reporting the hotel operating revenues and expenses with respect to the hotels included within the TRS transactions discussed above, whereas in the past, we reported percentage lease revenue. As a result, the results of operations for the quarter and six month period ended June 30, 2002 are not directly comparable to the same periods in 2001.

Quarter Ended June 30, 2002 Compared to Pro Forma 2001

     Total revenues decreased 5.3% to $68.6 million for the second quarter 2002 versus the same period 2001 pro forma total of $72.4 million. Hotel revenues for the three months ended June 30, 2002 were $66.5 million, which is a decrease of 6.3% from the $71.0 million in hotel revenues for the same pro forma period in 2001. Overall hotel operating revenues have been affected by the recent status of the economy and the hotel industry. Please refer to the key operating statistics data below.

     Gross operating profit of the consolidated hotels under the TRS structure for second quarter of 2002 of 30.0% remained consistent with the 30.2% gross operating profit for pro forma second quarter 2001. In 2002 there were no deferred incentive management fees incurred to Hilton as the maximum deferral was reached in the prior year. In addition, we have been able to realize the benefits of cost containment initiatives implemented by our operators since September 11th which have enabled us to improve our flow-through and keep our margins consistent during a period of declining revenues.

     Included in second quarter revenues is $.4 million related to revenues from the sales of two Sanibel View Villas condominium units. The renovation and conversion of the Sanibel View building to condominiums was completed in late 2001, therefore, no sales had occurred in the same period of the previous year. The related costs of the units sold totaling $.3 million are included in the second quarter 2002 results.

     Interest expense decreased $.4 million due to significant decreases in the weighted average interest rate on our variable rate debt during the second quarter of 2002 versus pro forma 2001 despite the average outstanding balance on the debt being higher in 2002.

     As a result of the above, the second quarter 2002 net income decreased to $2.9 million compared to the same period last year when pro forma net income totaled $5.0 million.

     Our FFO for the quarter ended June 30, 2002 was $10.8 million compared to $13.8 million for pro forma 2001.

Quarter Ended June 30, 2002 Compared to Actual 2001

     Total revenues increased to $68.6 million from $18.6 million primarily as a result of the TRS transaction discussed above.

     Lease revenue decreased to $1.4 million versus $16.3 million for 2001 because during the second quarter 2002, there were only two properties which were not under the TRS structure for which we continued to record lease revenues. Hotel revenues increased to $66.5 million from $2.0 million in the prior year as we acquired the leasehold interests in 28 properties through the TRS transaction and we now record their hotel operating revenues. Please refer to the “Quarter Ended June 30, 2002 Compared to Pro Forma 2001” section above for discussion regarding changes in revenues from sale of condominium units and the related cost of units sold.

     Similar to total revenues, total expenses increased substantially to $65.0 million for the second quarter 2002 versus $18.5 million for the same period in 2001. Hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, increased to $46.5 million from $1.4 million in the prior year due to the inclusion of the results of the 28 properties for which we acquired leasehold interest in connection with the TRS transaction. Property taxes, insurance and other expense increased $1.0 million over prior year due to increases in property and casualty insurance rates and the inclusion of related costs at the hotel property level in our operating results under the TRS structure.

     Please refer to the “Quarter Ended June 30, 2001 Compared to Pro Forma 2001” section above for discussion regarding the $.4 million decrease in interest expense versus actual 2001 results.

     As a result of the above, the second quarter 2002 net income increased to $2.9 million compared to the same period last year net income of $1.2 million.

     Our funds from operations for the quarter ended June 30, 2002 was $10.8 million compared to $12.9 million in 2001.

Six Months Ended June 30, 2002 Compared to Pro Forma 2001

     Total revenues decreased 6.8% to $129.5 million for the six months ended June 30, 2002 versus the same period 2001 pro forma total of $139.0 million due to a general softening in the economy and the impact on the travel industry from the aftermath of September 11th.

     Included in revenues is $3.7 million from the sales of 17 Sanibel View Villas condominium units during the six months ended June 30, 2002. The renovation and conversion of the Sanibel View building to condominiums was completed in late 2001, therefore, no sales had occurred in prior periods. The related costs of the units sold totaled $2.8 million and were also recorded during the six months ended June 30, 2002.

     During the first six months of 2002, gross operating profit averaged 27.9% compared with 28.1% gross operating profit for pro forma 2001. Even though hotel operating revenues have declined over prior year, we were able to maintain margin levels due to the continuation of cost control initiatives implemented at the properties after September 11th. In addition, in 2002 there were no deferred incentive management fees incurred to Hilton as the maximum deferral was reached in the prior year.

     Property taxes, insurance and other expenses increased $.5 million over prior due to significant increases in insurance rates. Corporate general and administrative expense increased $.8 million over prior year due primarily to non-recurring charges incurred in the first quarter of 2002. Amortization of financing costs increased $.4 million due to the additional deferred financing costs incurred in conjunction with the amendments of the credit facility and $45.0 million term note in the first quarter.

     Offsetting these increases is a $1.3 million decrease in interest expense due to a significant decrease in the weighted average interest rate of our variable rate debt, even though the average outstanding balance of our variable rate credit facility was higher in 2002.

     Net income for the six months ended June 30, 2002 declined to $1.0 million from pro forma 2001 net income of $5.0 million.

     FFO for the six months ended June 30, 2002 was $15.7 million compared to $21.4 million for pro forma 2001.

Six Months Ended June 30, 2002 Compared to Actual 2001

     Total revenues increased to $129.5 million from $37.0 million in 2001 and hotel revenues increased to $122.6 million from $3.4 million in the prior year as we now record operating revenues for the leasehold interests in 28 properties acquired through the TRS transaction.

     Lease revenue decreased to $2.7 million versus $32.6 million for 2001 as during the second quarter 2002, we were only recording lease revenue for the two properties not under the TRS structure.

     Similar to total revenues, total expenses increased significantly to $127.6 million for the six months ended June 30, 2002 versus $37.0 million for the same period in 2001, primarily due to the TRS implementation.

     Property taxes, insurance and other expense increased $2.1 million over prior year due to increases in property and casualty insurance rates and the inclusion of related costs at the hotel property level in our operating results under the TRS structure.

     Please refer to the “Six Months Ended June 30, 2002 Compared to Pro Forma 2001” section above for discussion regarding the changes in sales of cost of condominium units and the related costs of units sold, corporate general and administrative expense, interest expense and amortization of deferred financing costs.

     Net income for the six month period ended June 30, 2002 increased to $1.0 million versus $.7 million for the same period in the prior year.

     Our funds from operations for the six months ended June 30, 2002 was $15.7 million compared to $23.0 million in 2001.

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with another indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.

     We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITS that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income before one-time effect of change in accounting principle and FFO for the three and six months ended June 30, 2002 and 2001, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

		2001	2001		2001	2001
	2002	(Actual)	(Pro forma)	2002	(Actual)	(Pro forma)

Net income before one-time effect of change in accounting principle	$2,898	$1,172	$5,016	$953	$1,080	$5,387
Real estate related depreciation and amortization	7,027	7,028	7,028	14,045	14,056	14,056
Deferred rent	243	4,522	646	262	7,825	878
Gain on sale of assets	—	—	—	—	(240)	(240)
Minority interest	385	(412)	471	(77)	(483)	557
Equity in (income) loss of unconsolidated joint
ventures	353	(618)	(432)	989	(444)	(114)
FFO applicable to joint venture minority interest	(77)	1,245	1,060	(515)	1,232	903

Funds from operations	$10,829	$12,937	$13,789	$15,657	$23,026	$21,427

     The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

All Hotels (33 hotels) (a)
Hotel revenues	$76,636	$83,506	$139,254	$156,844
RevPAR	$59.79	$66.90	$55.03	$63.36
Occupancy	64.6%	68.8%	59.8%	65.5%
Average daily rate	$92.58	$97.29	$92.06	$96.79
Comparable Hotels (32 hotels) (b)
Hotel revenues	$75,016	$81,628	$137,033	$153,614
RevPAR	$59.65	$66.63	$55.24	$63.27
Occupancy	64.6%	68.5%	60.2%	65.4%
Average daily rate	$92.30	$97.29	$91.83	$96.80

(a)	Includes all hotels owned by Boykin at the end of the quarter, including predecessors’ results.

(b)	Includes hotels owned by Boykin in both periods.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels.

     As of June 30, 2002, we had $23.0 million of unrestricted cash and cash equivalents, $7.5 million of restricted cash for the payment of capital expenditures, real estate taxes and insurance, and we had outstanding borrowings totaling $40.0 million and $278.9 million against our credit facility and term notes payable, respectively.

     We have a $65 million credit facility, as limited under terms of the credit agreement, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs. For information relating to the terms of our credit facility and our $130 million, $45 million, and $108 million term notes payable, please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

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

     The terms of the amendment to our credit facility contain more restrictive provisions than before relative to, among other things, our acquisition and capital expenditure activity, as well as the amount of distributions we may pay out. Specifically, we may only use up to $5 million of proceeds under our credit facility for new acquisitions and, except for the ability to complete our renovations and expansion projects at our Chicago and Pink Shell properties, proceeds borrowed under our line of credit may not be used to fund capital expenditures in excess of 5% of our total hotel revenues. In addition, dividends on our common shares can not exceed the lesser of 50% of our FFO or $3.8 million per quarter, subject to certain exceptions, one being that we are entitled to distribute up to 100% of REIT taxable income. The terms of the amendments also provide that these restrictions may cease once our financial covenant tests are back in line with the thresholds provided for in the original credit facility agreements. Based upon our current RevPAR and cash flow expectations, we expect to be in compliance with our covenants under the amended facilities throughout 2002. We can not guarantee that our actual results will not differ materially from our expectations.

     We may seek to negotiate additional credit facilities, replacement credit facilities, or issue other debt or equity instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as management considers prudent. The availability of borrowings under the credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

     Due to our need to maintain liquidity in the current hotel operating environment, we had suspended the regular quarterly dividend in the fourth quarter of 2001. At this time, based on our current RevPAR and cash flow expectations, we anticipate that we will recommend that the Board of Directors reinstate our quarterly dividend for the third quarter of 2002, payable during the fourth quarter, but at a level significantly lower than historical levels. We hope to be in a position to distribute approximately 40% to 50% of our annualized FFO per share going forward, or approximately $0.18 per share for the third-quarter dividend based on our current FFO guidance.

     For the full year 2002, we expect to spend approximately $13.0 million in renovations at our hotels, excluding the Pink Shell and Chicago Executive Plaza projects discussed below and the ancillary conference center concept discussed earlier. This amount primarily includes planned refurbishments and replacements at selected existing hotels. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit to fund our 2002 renovations.

     We are proceeding with the expansion project at the Pink Shell Beach Resort which will increase the resort by 39 rooms. The project includes demolishing 53 cottage units and constructing a new 92-unit tower called White Sand Villas, which will significantly upgrade the character of the resort. During the second quarter, we reached our targeted pre-sales of the units and we are currently in the final stages of negotiations with lenders to obtain financing for the construction of the new tower. The units in the tower will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. Total construction costs of the condominium tower are estimated to be $24.0 million with a scheduled completion date at the end of 2003.

     Our approximate $20.0 million renovation of the Chicago Executive Plaza hotel is on target for a September completion, when the hotel will be renamed ‘Hotel 71’. Through June 30, 2002, the joint venture which owns the property spent approximately $14.8 million towards the total renovation costs, which are being funded through equity contributions to the joint venture and draws on the construction loan previously secured. During the six months ended June 30, 2002, we provided $3.5 million of equity funding toward the renovation.

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

INSURANCE

     We have obtained “all risk” property and casualty insurance policies for each hotel within our portfolio, either directly or through the hotel operators, at levels deemed reasonable by management or as required by lenders. We can provide no assurance that our established coverage and limits will fully protect us against all possible losses. Specifically, our policies have exclusions for acts of terrorism. We continuously monitor our levels of coverage and based upon the nature and location of our properties, we believe that our current coverage is adequate.

INFLATION

     Operators of hotels in general can change room rates quickly, but competitive pressures may limit the operators’ ability to raise rates to keep pace with inflation.

     Our general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

SEASONALITY

     Our hotels’ operations historically have been seasonal. Twenty-nine of our hotels historically maintained higher occupancy rates during the second and third quarters. The four hotels located in Florida have historically experienced their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flows received from hotel operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $65 million secured credit facility, our $45 million secured term loan, our $108 million term loan and our share of floating rate debt under our unconsolidated joint ventures of $21.8 million.

     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at no more than 7.32%. Approximately 66% of our outstanding debt at June 30, 2002 and December 31, 2001, is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 5.1% for the quarter ended June 30, 2002.

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

     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.3 million, based upon the balances outstanding on our variable rate instruments at June 30, 2002.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Boykin held its annual meeting of the shareholders on May 30, 2002 at the Cleveland Airport Marriott in Cleveland, Ohio. At the meeting, the shareholders voted to elect the Board of Directors for the 2003 term. The individuals listed below were elected to Boykin’s Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Against	Abstention	Shares not Voted

Robert W. Boykin	15,387,081	0	1,096,891	993,844
Raymond P. Heitland	15,956,219	0	527,753	993,844
Albert T. Adams	15,960,295	0	523,677	993,844
Lee C. Howley, Jr.	16,135,908	0	348,064	993,844
Frank E. Mosier	16,118,228	0	365,744	993,844
William H. Schecter	16,135,536	0	348,436	993,844
Ivan J. Winfield	16,121,672	0	362,300	993,844

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits

	3.1	(a)	Amended and Restated Articles of Incorporation, as amended
	3.2	(b)	Code of Regulations
	4.1	(b)	Specimen Share Certificate
	4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
	4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
	4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
	99.1	(d)	Master Contribution Agreement dated as of December 31, 2001, by and among Boykin Management Company Limited Liability Company, JABO LLC, Boykin Lodging Company and Boykin Hotel Properties, L.P.
	99.2	(d)	Form of Hotel Management Agreement
	99.3	(d)	Registration Rights Agreement dated as of December 31, 2001 by and between Boykin Lodging Company and JABO LLC
	99.4	(d)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P. dated as of January 1, 2002

		(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

		(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

		(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

		(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT Subsidiary transaction.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, Boykin filed one Current Report on Form 8-K dated April 22, 2002 and one Current Report on Form 8-K/A on April 24, 2002. These reports discussed the change in Boykin Lodging’s independent accountant for the fiscal year ending December 31, 2002.

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

August 13, 2002	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 13, 2002	/s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
99.1	(d)	Master Contribution Agreement dated as of December 31, 2001, by and among Boykin Management Company Limited Liability Company, JABO LLC, Boykin Lodging Company and Boykin Hotel Properties, L.P.
99.2	(d)	Form of Hotel Management Agreement
99.3	(d)	Registration Rights Agreement dated as of December 31, 2001 by and between Boykin Lodging Company and JABO LLC
99.4	(d)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P. dated as of January 1, 2002

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

	(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.

	(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT Subsidiary transaction.