Form 10-Q
period 2002-09-30
BOYKIN LODGING CO
filed 2002-11-15
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission file number 001-11975

Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500,

45 W. Prospect Avenue

Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

(216) 430-1200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                No     X

     The number of common shares, without par value, outstanding as of November 7, 2002: 17,270,472

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS

Investment in hotel properties	$625,907	$629,203

Accumulated depreciation	(128,444)	(108,719)

Investment in hotel properties, net	497,463	520,484

Cash and cash equivalents	27,109	3,610

Restricted cash	11,058	9,423

Accounts receivable, net of allowance for doubtful accounts of $155	9,856	—

Receivable from related party related to lease terminations	321	2,008

Rent receivable from lessees	533	1,459

Inventories	2,127	—

Deferred financing costs and other, net	3,446	4,588

Investment in unconsolidated joint ventures	17,777	14,973

Other assets	12,299	2,673

	$581,989	$559,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings against credit facility	$39,589	$39,000

Term notes payable	278,408	279,971

Accounts payable and accrued expenses	40,274	15,239

Dividends/distributions payable	3,638	—

Net liabilities assumed in connection with termination of leases	—	3,515

Due to lessees	80	496

Deferred lease revenue	421	—

Minority interest in joint ventures	2,493	2,530

Minority interest in operating partnership	15,087	15,821

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,268,902 and 17,191,954 shares outstanding at September 30, 2002 and December 31, 2001, respectively	—	—

Additional paid-in capital	313,035	312,171

Distributions in excess of income	(107,300)	(105,193)

Other comprehensive loss	(2,333)	(2,838)

Unearned compensation — restricted shares	(1,403)	(1,494)

Total shareholders’ equity	201,999	202,646

	$581,989	$559,218

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited, amounts in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:

Hotel revenues:

Room revenue	$44,271	$1,156	$124,363	$3,406

Food and beverage revenue	17,050	470	52,678	1,482

Other revenue	4,326	70	11,224	233

Total hotel revenues	65,647	1,696	188,265	5,121

Lease revenue	1,378	17,414	4,046	49,989

Sales of condominium units	445	—	4,120	—

Interest income	137	68	264	322

Other income	257	206	683	902

Total revenues	67,864	19,384	197,378	56,334

Expenses:

Hotel operating expenses:

Rooms	10,910	315	30,016	863

Food and beverage	12,470	313	37,268	981

Other direct	2,323	43	6,496	127

Indirect	19,863	709	56,553	1,927

Management fees	1,816	46	5,490	154

Property taxes, insurance and other	3,438	2,667	11,006	8,293

Cost of sales of condominium units	311	—	3,084	—

Real estate related depreciation and amortization	8,725	6,999	22,769	21,055

Corporate general and administrative	1,734	1,514	5,470	4,327

Interest expense	5,287	5,376	15,342	16,691

Amortization of deferred financing costs	520	303	1,553	904

Total expenses	67,397	18,285	195,047	55,322

Equity in income (loss) of unconsolidated joint ventures	(439)	288	(1,428)	732

Income before gain on sale of assets, minority interest and cumulative effect of change in accounting principle	28	1,387	903	1,744

Gain on sale of assets	—	—	—	240

Minority interest in joint ventures	(68)	(52)	(107)	356

Minority interest in operating partnership	128	(29)	245	46

Income before cumulative effect of change in accounting principle	88	1,306	1,041	2,386

Cumulative effect of change in accounting principle, net of minority interest of $32	—	—	—	(373)

Net income applicable to common shares	$88	$1,306	$1,041	$2,013

Net unrealized gain (loss) on interest rate swap	151	(2,204)	505	(2,795)

Comprehensive income (loss)	$239	$(898)	$1,546	$(782)

Income per share before cumulative effect of change in accounting principle

Basic	$.01	$.08	$.06	$.14

Diluted	$.01	$.08	$.06	$.14

Net income per share

Basic	$.01	$.08	$.06	$.12

Diluted	$.01	$.08	$.06	$.12

Weighted average number of common shares outstanding

Basic	17,262	17,181	17,240	17,171

Diluted	17,385	17,240	17,360	17,229

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited, dollar amounts in thousands)

		Additional	Distributions	Other
		Paid-In	In Excess of	Comprehensive	Unearned
	Common Shares	Capital	Income	Loss	Compensation	Total

Balance at December 31, 2001	17,191,954	$312,171	$(105,193)	$(2,838)	$(1,494)	$202,646

Issuance of common shares, net of offering expenses of $3	96,956	1,037	—	—	(779)	258

Common share purchases for treasury	(20,008)	(173)	—	—	—	(173)

Dividends declared — $0.18 per common share	—	—	(3,148)	—	—	(3,148)

Net unrealized gain on interest rate swap	—	—	—	505	—	505

Amortization of unearned compensation	—	—	—	—	870	870

Net income	—	—	1,041	—	—	1,041

Balance at September 30, 2002	17,268,902	$313,035	$(107,300)	$(2,333)	$(1,403)	$201,999

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited, amounts in thousands)

	2002	2001

Cash flows from operating activities:

Net income	$1,041	$2,013

Adjustments to reconcile net loss to net cash flow provided by operating activities —

Cumulative effect of change in accounting principle	—	373

Gain on sale of assets	—	(240)

Income from sales of condominium units	(1,036)	—

Depreciation and amortization	24,322	21,959

Amortization of unearned compensation	870	441

Equity in (income) loss of unconsolidated joint ventures	1,428	(732)

Deferred lease revenue	421	8,776

Minority interests	(138)	(402)

Changes in assets and liabilities —

Accounts receivable and inventories	(119)	—

Restricted cash	(1,635)	(1,809)

Accounts payable and accrued expenses	2,295	2,468

Amounts due from/to lessees	2,197	(3,132)

Other	(1,403)	(174)

Net cash flow provided by operating activities	28,243	29,541

Cash flows from investing activities:

Cash assumed in connection with termination of leases	5,765	—

Investment in unconsolidated joint ventures	(4,408)	(3,979)

Distributions received from unconsolidated joint ventures	148	928

Improvements and additions to hotel properties, net	(8,627)	(18,012)

Net proceeds from sales of condominium units	3,866	—

Net proceeds from sale of asset	—	12,374

Net cash flow used for investing activities	(3,256)	(8,689)

Cash flows from financing activities:

Payments of dividends and distributions	—	(20,418)

Net borrowings against credit facility	589	500

Repayment of term note payable	(1,563)	(1,457)

Payment of deferred financing costs	(455)	—

Net proceeds from issuance of common shares	258	163

Cash payment for common share purchases	(173)	—

Distributions to joint venture minority interest partners, net	(144)	(320)

Net cash flow used for financing activities	(1,488)	(21,532)

Net change in cash and cash equivalents	23,499	(680)

Cash and cash equivalents, beginning of period	3,610	4,175

Cash and cash equivalents, end of period	$27,109	$3,495

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(unaudited, dollar amounts in thousands except per share data)

1. BACKGROUND:

     Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of September 30, 2002, Boykin owned interests in 33 hotels containing a total of 9,252 guest rooms located in 19 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of September 30, 2002, Boykin had an 84.9% ownership interest in and is the sole general partner of the Partnership.

     Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Taxable REIT Subsidiaries

     The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit REITs, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Boykin implemented this structure for the properties previously leased to Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries and Interstate Hotels and Resorts (“Interstate”) effective January 1, 2002.

     In conjunction with the transaction, the Partnership acquired 16 subsidiaries of BMC. The Partnership acquired these entities, whose primary assets were leasehold interests in 25 hotel properties owned by the Partnership, and certain working capital assets and liabilities of those hotels, for consideration comprised of 1,427,142 limited partnership units valued at $11.4 million (based upon the average closing price of the common shares of Boykin for the five-day period prior to the closing of the transaction), and the assumption of $1.6 million of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries. The Partnership then contributed the acquired subsidiaries to Bellboy, Inc. (“Bellboy”), a wholly owned subsidiary of the Partnership. Bellboy has elected to be treated as a TRS.

     Effective December 31, 2001, Boykin terminated percentage lease agreements with affiliates of Interstate for two hotel properties owned by Boykin. These hotel properties were re-leased to subsidiaries of Bellboy. An Interstate affiliate also assigned a percentage lease agreement for a third hotel property Boykin owns to a subsidiary of Bellboy.

     Effective January 1, 2002, Boykin entered into new management agreements with BMC to operate 15 of the hotels previously leased to BMC and with Interstate to operate the three hotels previously leased to them. The BMC Management Agreements have terms of three to nine years, but are cancelable by Boykin without penalty upon 90 days notice. The Interstate management agreements have terms of five to six years, and are also cancelable by Boykin without penalty upon 90 days notice.

     Westboy (one of the lessees acquired from BMC) leases ten Doubletree branded hotels from Boykin. Westboy is party to an existing long-term management agreement with a subsidiary of Hilton Hotels Corporation (“Hilton”) to operate these hotels. This management agreement has an initial term which expires in April 2012 and Hilton has renewal options to extend the term. Except with respect to the three Doubletree hotels located in the state of Washington, the agreement with Hilton may not be terminated without penalty.

     We own Marriott’s Hunt Valley Inn through a joint venture with Davidson Hotel Company (“Davidson”). The joint venture formed a new subsidiary which qualifies as a TRS to lease the hotel effective September 1, 2002. Davidson continues to manage the hotel under a new management agreement also effective September 1.

     Subsequent to this most recent transaction, all but one of the 33 hotel properties Boykin owns an interest in is operated under the TRS structure.

     As a result of the TRS transactions discussed above, the consolidated financial statements from the effective date of each transaction going forward include the operating results of the consolidated hotels operated by BMC, Hilton, Interstate and Davidson, as applicable. Previously, revenues were derived primarily from lease payments which were made out of the net operating income of the properties; now revenues are generated from total revenues from the properties with the related operating expenses also being reported.

Consolidated Joint Ventures

     As of September 30, 2002, Boykin owned three hotels through joint venture structures with three hotel operators. The following table sets forth the joint ventures established with these hotel operators:

		Boykin Ownership	JV Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	Interstate	91%	9%	Holiday Inn Minneapolis West

Shawan Road Hotel L.P.	Davidson	91%	9%	Marriott’s Hunt Valley Inn

Boykin San Diego LLC	Outrigger	91%	9%	Hampton Inn San Diego Airport/Sea World

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

     Boykin’s carrying value of its investment in the joint ventures differs from its share of the partnership equity reported in the balance sheets of the unconsolidated joint ventures due to Boykin’s cost of its investment in excess of the historical net book values related to the direct investment in Boykin Chicago, LLC. Boykin’s additional basis is allocated to depreciable assets and is recognized on a straight-line basis over 30 years.

     The following table sets forth the total assets, liabilities, revenues and net income (loss) of the unconsolidated joint ventures discussed above as of September 30, 2002 and December 31, 2001 and the nine and twelve month periods then ended:

	Boykin/AEW		Boykin/Concord

	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001

Total assets	$70,765	$57,556	$23,923	$21,463

Total liabilities	46,908	38,895	17,618	14,748

Equity	23,857	18,661	6,305	6,715

Boykin’s share of equity	5,964	4,665	3,153	3,358

Revenues	6,487	11,066	3,822	1,513

Net income (loss)	(2,116)	1,219	(410)	(285)

Boykin’s share of net income (loss)	(529)	305	(205)	(142)

Boykin’s minority interest income (loss) in Boykin Chicago LLC	(694)	427	—	—

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The separate financial statements of Boykin, the Partnership, Bellboy and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The operations of the hotels have historically been seasonal. Twenty-nine hotels historically maintained higher occupancy rates during the second and third quarters while the four hotels located in Florida have historically experienced their highest occupancy in the first quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2001.

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

Lease revenue — Actual payments due from tenants under the percentage leases were $1,536 and $18,365 for the three months ended September 30, 2002 and 2001, respectively. However, under the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, a portion of Boykin’s percentage lease revenues are deferred in the first, second and third quarters, and will be recognized in the fourth quarter as specified targets are achieved. Percentage lease revenue is recorded net of deferred lease revenue of $158 and $951 for the three months ended September 30, 2002 and 2001, respectively. Actual payments due from tenants under the percentage leases were $4,466 and $58,765 for the nine months ended September 30, 2002 and 2001, respectively. Percentage lease revenue is recorded net of deferred lease revenue of $421 and $8,776 for 2002 and 2001, respectively. SAB No. 101 has no impact on
     Boykin’s interim cash flow or year-ended results of operations.

Condominium Units

     During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort in Ft. Myers Beach, Florida. These renovated studio units are being sold as Sanibel View Villas Condominiums, with the expectation that the unit owners will make their units available by contract for rental as hotel rooms. The revenue related to the sale of the units is recorded upon closing of the sale. Through September 30, 2002, 19 of these units have sold, generating revenues in excess of the renovation cost of the entire project. The cost basis of the unsold units as of September 30, 2002 of $6,108 is reflected in the consolidated balance sheets as other assets.

     During 2002, Boykin also began construction of a new 92-unit tower at the Pink Shell Beach Resort. In order to prepare the site for construction of the tower, Boykin paid for the removal of 38 cottages. Depreciation of the cottages was accelerated through the period of disposal resulting in an additional $1.7 million charge, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as they relate to asset abandonment. The costs of removing the cottages and preparing the site for construction of the new building have been capitalized to the extent that total expected costs do not exceed the expected net realizable value for the project.

     Deposits received for the purchase of units in the 92-unit tower are currently reflected in restricted cash with an offsetting liability. Revenue will be recorded on the sale of the units under the percentage of completion method of accounting after the project meets certain required criteria.

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

     The adoption of SFAS No. 133 resulted in an unrealized loss of $373, net of minority interest of $32, related to Boykin’s existing interest rate cap, which is reflected as a cumulative effect of a change in accounting principle in Boykin’s statement of operations and comprehensive income for the nine months ended September 30, 2001. The interest rate cap is with a third party and has no value at September 30, 2002 based upon estimated market valuations. Changes in the fair value of the interest rate cap are recorded through the statement of operations.

     In March 2001, Boykin entered into an interest rate swap that fixes the overall interest rate at 7.32% on $83,000 of debt. The estimated fair market value of the swap as of September 30, 2002 is reflected as other comprehensive loss of $2,333 in shareholders’ equity, with a corresponding liability in the accompanying balance sheet. In connection with the execution of this swap contract, Boykin wrote an option contract (reverse cap contract) until July 2003 with a notional balance of $83,000 and a LIBOR based strike price of 7.90%, obligating Boykin as the floating rate counterparty. This contract is with a third party and has no value at September 30, 2002. Changes in the contract’s fair value are recorded in the statement of operations.

New Accounting Pronouncements

     Effective January 1, 2002, Boykin adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 144 had no impact on the accompanying financial statements.

     Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3. EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and nine months ended September 30, 2002 and 2001, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Common shares:
Basic	17,262,316	17,181,477	17,239,889	17,171,351
Diluted	17,384,780	17,240,117	17,360,333	17,229,498

4. MINORITY INTEREST/LIMITED PARTNERSHIP UNITS OUTSTANDING:

     A total of 2,718,256 and 1,291,114 limited partnership units were issued and outstanding at September 30, 2002 and 2001, respectively. The weighted average number of limited partnership units outstanding for the three and nine month periods ended September 30, 2002 and 2001 were 2,718,256 and 1,291,114, respectively. For the three and nine months ended September 30, 2002 and 2001, the weighted average basic and diluted common shares and limited partnership units outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Common shares and limited partnership units:
Basic	19,980,572	18,472,591	19,958,145	18,462,465
Diluted	20,103,036	18,531,231	20,078,589	18,520,612

5. CREDIT FACILITY:

     In March 2002, Boykin negotiated new terms to its secured credit facility which enables Boykin to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that ranges between LIBOR plus 2.25% to LIBOR plus 4.00% (5.38% as of September 30, 2002), as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires in July 2003 and contains a one-year extension option, subject to certain approvals. The credit facility is secured by seven hotel properties with a net carrying value of $94,964 at September 30, 2002. Outstanding borrowings against the credit facility at September 30, 2002 and December 31, 2001 were $39,589 and $39,000, respectively.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel secured by the facility and to maintain its REIT status. The terms of the amendment provide certain restrictions on common share dividends, however, Boykin is entitled to distribute up to 100% of REIT taxable income. Boykin was in compliance with its covenants at September 30, 2002.

6. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of September 30, 2002 and December 31, 2001 was $125,408 and $126,971, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan is secured by ten Doubletree hotels with a net carrying value of $227,898 and $230,812 at September 30, 2002 and December 31, 2001, respectively and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at September 30, 2002.

     In March 2002, Boykin renegotiated the terms of the $45,000 term loan agreement which had an original maturity date of October 2002 with an option to extend to July 2003. Boykin exercised its option to extend the maturity date and the loan will now mature in July 2003. The loan is secured by three hotel properties with a net carrying value of $43,477 and $44,582 at September 30, 2002 and December 31, 2001, respectively and bears interest at a rate that fluctuates at LIBOR plus 2.00% to LIBOR plus 4.00% (5.32% at September 30, 2002). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel secured by the loan and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2002.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan is secured by nine hotel properties with a net carrying value of $74,830 and $76,477 at September 30, 2002 and December 31, 2001, respectively and bears interest at a rate that fluctuates at LIBOR plus 2.35% (4.17% at September 30, 2002). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at September 30, 2002.

     In March 2001, the Partnership entered into an interest rate swap agreement, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

     Maturities of long-term debt at September 30, 2002 are as follows:

2002	548
2003	155,264
2004	2,402
2005	2,601
2006	2,788
2007 and thereafter	114,805

$278,408

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

     As a result of the TRS transaction discussed in Note 1, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin. At December 31, 2001, Boykin had recorded a receivable from BMC of $2,008 for the net working capital assets of the subsidiaries acquired. As of September 30, 2002, $321 of the receivable remains outstanding.

     Also in conjunction with the TRS transaction, effective January 1, 2002, BMC managed 16 of the properties in which Boykin owned an interest. Management fees earned by BMC related to these hotels during the three and nine month periods ended September 30, 2002 totaled $929 and $2,986, respectively. As of September 30, 2002, Boykin had related party payables to BMC of $555 primarily related to management fees and reimbursements of expenses on behalf of the hotel properties. During 2001, a subsidiary of BMC managed the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid the BMC subsidiary management fees of $51 and $154, respectively, for the three and nine month periods ended September 30, 2001.

     Through September 30, 2002, Boykin paid a wholly-owned subsidiary of BMC $174 and $5 for design and project management services, respectively, related to capital improvements at its hotels. During 2001, the subsidiary sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon future revenues of the business, including revenues from Boykin.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     As of September 30, 2002, there was $3,638 of dividends and Partnership distributions which were declared but not paid. As of September 30, 2001, there were no dividends or Partnership distributions that were declared but not paid.

     Interest paid during the nine-month periods ended September 30, 2002 and 2001 was $15,427 and $16,176, respectively.

     In the first nine months of 2002, Boykin issued 101,170 common shares, valued at $856, and cancelled 11,315 shares, valued at $133, under Boykin’s Long-Term Incentive Plan.

9. INCOME TAXES:

     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries become subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2002, Boykin’s TRSs have a deferred tax asset of approximately $1.1 million, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of the TRSs and their subsidiaries during the nine month period then ended. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

10. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma information for the three and nine months ended September 30, 2001 is presented as if the following transactions had occurred as of January 1, 2001:

•	acquisition of lessees from BMC;

•	the issuance of 1,427,142 Partnership units to a BMC subsidiary;

•	entering into the BMC management agreements;

•	termination/assignment of Interstate leases;

•	entering into the Interstate management agreements; and

•	termination of the percentage lease for a hotel in Chicago, Illinois owned by an unconsolidated joint venture, and a new TRS owned by that joint venture entering into a management contract with a BMC subsidiary.

	(unaudited)
	Pro forma

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Revenues:
Hotel revenues:
Room revenue	$42,865	$132,410
Food and beverage revenue	16,867	55,177
Other revenue	4,367	11,989

Total hotel revenues	64,099	199,576
Lease revenue	1,581	3,985
Interest income	105	489
Other income	206	902

Total revenues	65,991	204,952

Expenses:
Hotel operating expenses:
Rooms	11,112	33,133
Food and beverage	12,325	39,169
Other direct	2,423	6,706
Indirect	18,554	56,824
Management fees	2,663	8,679
Property taxes, insurance and other	3,358	10,390
Real estate related depreciation and amortization	6,999	21,055
Corporate general and administrative	1,514	4,447
Interest expense	5,376	16,691
Amortization of deferred financing costs	303	904

Total expenses	64,627	197,998

Equity in income of unconsolidated joint ventures	284	398

Income before gain on sale of assets, minority interest and cumulative effect of change in accounting principle	1,648	7,352
Gain on sale of assets	—	240
Minority interest in joint ventures	(53)	356
Minority interest in operating partnership	(242)	(1,208)

Income before cumulative effect of change in accounting principle	$1,353	$6,740

Income per share before cumulative effect of change in accounting principle
Basic	$0.08	$0.39
Diluted	$0.08	$0.39
Weighted average shares outstanding (in thousands)
Basic	17,181	17,171
Diluted	17,240	17,229

11. SUBSEQUENT EVENTS:

     In October 2002, Boykin completed a $45,000 offering of 1,800,000 preferred depositary shares. Each depositary share represents a 1/10 interest in one share of Boykin’s 10 1/2% cumulative preferred shares and has a liquidation preference of $25 per share. Dividends on the depositary shares will be payable quarterly, upon authorization by the Board of Directors, beginning on January 15, 2003 at an annual rate of $2.625 per depositary share. The shares are listed and traded on the New York Stock Exchange. Net proceeds from the offering were used to repay the outstanding balance on the $65,000 credit facility and pay down over $3,000 on the $45,000 term note. An additional 10,000 depositary shares were later issued to cover over-allotments.

     Boykin exercised its option to cancel the management agreements with Interstate Hotels and Resorts for the Kansas City Doubletree Hotel and the Pink Shell Beach Resort. Effective October 24, 2002, BMC began managing the hotels under new management agreements. The management agreement related to the Kansas City property is for a term of five years and is cancelable by Boykin without penalty upon 90 days notice. The agreement surrounding the Pink Shell Beach Resort is for a term of ten years and provides for certain liquidated damages in the event of early termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

     Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 33 hotels throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of September 30, 2002, Boykin Lodging had an 84.9% ownership interest in, is the sole general partner of and does all its business through the Partnership.

     Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through the following key business strategies relating to the ownership and operation of our hotels:

•	Maximizing operating cash flows of our hotels through: aggressive asset management to maximize revenue and minimize expenses; use of the TRS structure; reinvestment in our hotels and strategic brand positioning.

•	Identifying opportunities to enhance returns on our hotels by investing in new initiatives such as developing ancillary conference centers within our existing hotels and in newly acquired properties and expanding and redeveloping our properties to improve asset performance.

•	Managing our hotel portfolio mix to enhance its potential for growth in revenue per available room (“RevPAR”), and operating income by identifying key markets with high barriers to entry for future acquisitions, acquiring upscale commercial and resort hotels located in these key markets at a discount to their replacement cost, acquiring assets in these markets with repositioning and rebranding opportunities and selling assets that we believe have lower long-term growth prospects because of their physical characteristics or market location.

•	Optimizing our capital structure and improving our financial flexibility by managing our leverage and debt service coverage ratios, expanding the nature and sources of our capital, utilizing secured debt when it can be structured to provide flexibility regarding the collateral properties and using joint ventures when appropriate to maximize return on invested capital and manage risk exposure.

THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2002

     Refer to the “Results of Operations” section below for discussion of our third quarter 2002 results compared to 2001 actual and pro forma results.

     Despite the continuing challenging operating environment, we are seeing an improvement in the RevPAR trend at our properties as our portfolio experienced a slight RevPAR increase of 0.1% for the third quarter 2002 from the third quarter 2001 versus the second quarter 2002 decline of 10.6% from the second quarter 2001.

     Based on our year to date results and our current booking trends, our outlook is for fourth quarter RevPAR to be up a modest 4.0% to 6.0% over the same period last year, with a full year 2002 RevPAR approximately 5.0% below 2001. With these assumptions, we expect that our funds from operations (“FFO”) could range between $0.23 and $0.27 per fully-diluted share in the fourth quarter and $1.47 and $1.51 per share for the full year. For a definition of FFO, a reconciliation of net income to FFO and a discussion of why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” below.

     During the quarter our Board of Directors reinstated a dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter of 2002. The record date for this dividend was September 30, 2002, and the dividends were paid on November 5. We had suspended our quarterly dividend in the fourth quarter of 2001 because of the hotel operating environment immediately following the September 11, 2001 terrorist attacks.

Capital Projects

     Through September 30, 2002, we had approximately $8.6 million of fixed asset additions at our hotels, excluding the Chicago Executive Plaza (recently renamed “Hotel 71”) and Meadowlands-Lyndhurst Courtyard by Marriott projects which are owned by unconsolidated joint ventures. This amount primarily includes planned refurbishments and replacements at selected existing hotels. Significant portions of this total relate to the guestroom renovation at our Buffalo Marriott property, a ballroom renovation and a new air conditioning system at the Omaha Doubletree, a roof project at our Sacramento Doubletree, as well as costs surrounding the commencement of the development project at our Pink Shell Beach Resort.

     We are proceeding with the expansion project at the Pink Shell Beach Resort which will add 39 rooms to the resort. The project includes demolishing 53 cottage units (38 of which have already been removed) and constructing a new 92-unit tower called White Sand Villas, which will significantly upgrade the character of the resort. The units in the tower will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract which will provide us with continuing income. Total construction costs of the condominium tower are estimated to be approximately $25 million, including expenditures of $2.0 million through the third quarter. The project has a scheduled completion date during the fourth quarter of 2003. We have received a commitment letter from the lender and expect to close on a $23 million construction loan in December. The remaining funding of construction costs will be provided by deposits already collected on pre-sales of the condominium units.

     During the third quarter we completed the guestroom portion of the renovation of our newly renamed and repositioned four-star quality independent property, named Hotel 71, located in downtown Chicago. The renovation increased the number of rooms at the property by 33 units, bringing the total number of rooms to 454. The final portion of the renovation, related primarily to the lobby area, will be completed during the fourth quarter. Through September 30, 2002, the joint venture which owns the property had spent approximately $20.1 million toward the total renovation costs, which are being funded through equity contributions to the joint venture and draws on the construction loan previously secured. During the nine months ended September 30, 2002, we provided approximately $4.4 million of equity funding toward the renovation. As a result of the guestroom portion of the renovation, there were approximately 11,300 and 38,600 room nights out of service at the hotel for the third quarter and year to date for 2002.

Ancillary Conference Center Strategy

     We have identified an opportunity to increase the performance levels of certain of our properties by developing ancillary conference facilities meeting International Association of Conference Centers (“IACC”) standards within a select group of our hotels. The development of IACC facilities is anticipated to serve the needs of corporations and businesses requiring state-of-the art training facilities and thus enhance demand for the hotels’ rooms and facilities. After conducting market focus groups and consulting with another company that has successfully implemented this strategy, we have identified the possibility of implementing such facilities within several of our hotels. We have progressed to the design stage for three of our properties, including our hotel in Berkeley, for which we anticipate completion of the upgraded facilities and receipt of IACC accreditation in the second quarter of 2003.

Taxable REIT Subsidiaries

     Effective January 1, 2002, we took advantage of the restructuring available under the Work Incentives Improvement Act of 1999 (“REIT Modernization Act”). The REIT Modernization Act amended the tax laws to permit REITs, like us, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. We acquired a total of 28 leasehold interests in our hotels from two of our operators, Boykin Management Company Limited Liability Company (“BMC”) and Interstate Hotels and Resorts, Inc. (“Interstate”), and entered into management contracts with them effective January 1, 2002. The transactions also resulted in the assumption of the net working capital of the leasehold interests and the issuance of 1,427,142 partnership units to BMC.

     Effective September 1, 2002, we implemented the TRS structure at our Marriott’s Hunt Valley Inn property. Davidson Hotel Company (“Davidson”), our joint venture partner in the subsidiary which owns the property, continues to manage the property under the terms of a new management agreement which also went into effect on September 1.

     The results of operations of the hotels operated by BMC, Hilton, Interstate and Davidson are now recorded in our consolidated financial statements from the effective dates of the respective TRS transactions going forward, which replace the previously recorded percentage lease revenue from these properties. Currently, 32 of our 33 hotels are operated under the TRS structure.

     We believe that the TRS structure will allow us to benefit from expense management initiatives which can be implemented and monitored more closely, better align the interests of our operators with ours and enhance our long-term performance. In addition, we believe that our flexibility has been significantly enhanced because the management agreements with BMC and Interstate are terminable by us without penalty, whereas the previous percentage leases provided for significant termination penalties even if we sold a property. We have already realized the benefits of the terms of the new management agreements; during the third quarter we exercised the 90-day notification termination clause within the Interstate management agreements for the Kansas City Doubletree Hotel and Pink Shell Beach Resort. Effective October 24, 2002, BMC replaced Interstate as the operator of the two properties subject to the terms of new management agreements.

RESULTS OF OPERATIONS

     We are reporting the hotel operating revenues and expenses with respect to the hotels included within the TRS transactions discussed above beginning with their respective effective dates, whereas in the past, we reported percentage lease revenue. As a result, the results of operations for the quarter and nine month period ended September 30, 2002 are not directly comparable to the actual results for the same periods in 2001.

Quarter Ended September 30, 2002 Compared to Pro Forma 2001

     Total revenues increased 2.8% to $67.9 million for the third quarter 2002 versus the same period 2001 pro forma total of $66.0 million. Hotel revenues for the three months ended September 30, 2002 were $65.6 million, which is an increase of 2.4% from the $64.1 million in hotel revenues for the same pro forma period in 2001. Please refer to the key operating statistics data below.

     Gross operating profit after management fees of the consolidated hotels under the TRS structure for the third quarter of 2002 was 27.8%, an improvement from the 26.6% gross operating profit for pro forma third quarter 2001. In 2002 there were no deferred incentive management fees incurred to Hilton as the maximum deferral was reached in the third quarter of the prior year. In addition, we have been able to realize the benefits of cost containment initiatives implemented by our operators in September 2001.

     Included in third quarter revenues is $0.4 million related to revenues from the sales of two Sanibel View Villas condominium units. The renovation and conversion of the Sanibel View building to condominiums was completed in late 2001, therefore, no sales had occurred in the same period of the previous year. The related costs of the units sold totaling $0.3 million are included in the third quarter 2002 results.

     Our equity loss in our unconsolidated joint ventures totaled $0.4 million during the third quarter of 2002 versus our pro forma share of net income of the unconsolidated joint ventures totaling $0.3 million for the year earlier period. The change resulted primarily from the impact of the renovation on the operating results of our newly repositioned and renamed Hotel 71 in downtown Chicago.

     We experienced a $1.7 million acceleration of depreciation during the third quarter of 2002 related to the removal of cottages from the Pink Shell Beach Resort property to make way for the White Sand Villas development project.

     As a result of the above, the third quarter 2002 resulted in net income of $0.1 million compared to the same period last year when pro forma net income totaled $1.4 million.

     Our FFO for the quarter ended September 30, 2002 was $9.2 million compared to $8.9 million for pro forma 2001.

Quarter Ended September 30, 2002 Compared to Actual 2001

     Total revenues increased to $67.9 million from $19.4 million primarily as a result of the TRS transactions discussed above.

     Lease revenue decreased to $1.4 million versus $17.4 million for 2001 because during most of the third quarter, there were only two hotels which generated lease revenues because they did not operate under the TRS structure. After the implementation of this structure at our Marriott’s Hunt Valley Inn property effective September 1, 2002, there was only one property which was not under the TRS structure and was therefore generating lease revenues. Hotel revenues increased to $65.6 million from $1.7 million in the prior year as we acquired the leasehold interests in 29 properties through the TRS transactions for which we record their hotel operating revenues in 2002. Please refer to the “Quarter Ended September 30, 2002 Compared to Pro Forma 2001” section above for discussion regarding changes in revenues from sale of condominium units and the related cost of units sold.

     Similar to total revenues, total expenses increased substantially to $67.4 million for the third quarter 2002 versus $18.3 million for the same period in 2001. Hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, increased to $47.4 million from $1.4 million in the prior year due to the inclusion of the results of the 29 properties for which we acquired leasehold interest in connection with the TRS transactions. Property taxes, insurance and other expense increased $0.8 million over prior year due to increases in property and casualty insurance rates and the inclusion of related costs at the hotel property level in our operating results under the TRS structure.

     Please refer to the “Quarter Ended September 30, 2002 Compared to Pro Forma 2001” section above for discussion regarding the change in our equity in income (loss) of unconsolidated joint ventures and the increase in depreciation.

     Based upon the above, the third quarter of 2002 had net income of $0.1 million compared to $1.3 million for the same period last year.

     Our funds from operations for the quarter ended September 30, 2002 were $9.2 million compared to $9.5 million in 2001.

Nine Months Ended September 30, 2002 Compared to Pro Forma 2001

     Total revenues decreased 3.7% to $197.4 million for the nine months ended September 30, 2002 versus the same period 2001 pro forma total of $205.0 million due to a general softening in the economy and the impact on the travel industry from the aftermath of the terrorist attacks of September 11, 2001.

     Included in revenues is $4.1 million from the sales of 19 Sanibel View Villas condominium units during the nine months ended September 30, 2002. The renovation and conversion of the Sanibel View building to condominiums was completed in late 2001, therefore, no sales had occurred in prior periods. The related costs of the units sold totaled $3.1 million and were also recorded during the nine months ended September 30, 2002.

     During the first nine months of 2002, gross operating profit after management fees for the hotels consolidated under the TRS structure averaged 27.9% compared with 27.6% gross operating profit for pro forma 2001. Even though hotel operating revenues have declined over prior year, we were able to maintain margin levels due to the continuation of cost control initiatives implemented at the properties after September 11th. In addition, in 2002 there were no deferred incentive management fees incurred to Hilton as the maximum deferral was reached in the prior year.

     Property taxes, insurance and other expenses increased $0.6 million over the same period in the prior year due to significant increases in insurance rates. Corporate general and administrative expense increased $1.0 million over prior year due primarily to non-recurring charges incurred in the first quarter of 2002. Amortization of financing costs increased $0.6 million due to the additional deferred financing costs incurred in conjunction with the amendments of the credit facility and $45 million term note in the first quarter.

     Offsetting these increases is a $1.3 million decrease in interest expense due to a significant decrease in the weighted average interest rate of our variable rate debt, even though the average outstanding balance of our variable rate credit facility was higher in 2002.

     Our equity loss in our unconsolidated joint ventures totaled $1.4 million through the third quarter of 2002 versus our pro forma share of net income of the unconsolidated joint ventures totaling $0.4 million for the year earlier period. The change resulted primarily from the impact of the renovation on the operating results of our newly repositioned and renamed Hotel 71 in downtown Chicago.

     We experienced a $1.7 million acceleration in depreciation during the third quarter of 2002 related to the removal of cottages from the Pink Shell Beach Resort property to make way for the White Sand Villas development project.

     As a result of the above, net income for the nine months ended September 30, 2002 declined to $1.0 million from pro forma 2001 net income of $6.7 million.

     FFO for the nine months ended September 30, 2002 was $24.8 million compared to $30.3 million for pro forma 2001.

Nine Months Ended September 30, 2002 Compared to Actual 2001

     Total revenues increased to $197.4 million from $56.3 million in 2001 and hotel revenues increased to $188.3 million from $5.1 million in the prior year as we acquired the leasehold interests in 29 properties through the TRS transaction for which we are now recording their operating revenues.

     Lease revenue decreased to $4.0 million versus $50.0 million for 2001 as at the end of the third quarter 2002, we were only recording lease revenue for one property that is not under the TRS structure.

     Similar to total revenues, total expenses increased substantially to $195.0 million for the nine months ended September 30, 2002 versus $55.3 million for the same period in 2001, primarily due to the TRS implementation. Property taxes, insurance and other expense increased $2.7 million over prior year due to increases in property and casualty insurance rates and the inclusion of related costs at the hotel property level in our operating results under the TRS structure.

     Please refer to the “Nine Months Ended September 30, 2002 Compared to Pro Forma 2001” section above for discussion regarding the changes in sales of condominium units and the related costs of units sold, depreciation expense, corporate general and administrative expense, interest expense, amortization of deferred financing costs and our equity in income (loss) of unconsolidated joint ventures.

     Net income for the nine month period ended September 30, 2002 decreased to $1.0 million versus $2.0 million for the same period in the prior year.

     Our funds from operations for the nine months ended September 30, 2002 were $24.8 million compared to $32.5 million in 2001.

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

     We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined under GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined under GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between income before cumulative effect of change in accounting principle and FFO for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

		2001	2001		2001	2001
	2002	(Actual)	(Pro forma)	2002	(Actual)	(Pro forma)

Income before cumulative effect of change in accounting principle	$88	$1,306	$1,353	$1,041	$2,386	$6,740
Real estate related depreciation and amortization	8,725	6,999	6,999	22,769	21,055	21,055
Deferred lease revenue	158	951	89	421	8,776	967
Gain on sale of assets	—	—	—	—	(240)	(240)
Minority interest	(60)	81	295	(138)	(402)	852
Equity in (income) loss of unconsolidated joint ventures	439	(288)	(284)	1,428	(732)	(398)
FFO applicable to joint venture minority interest	(193)	458	454	(708)	1,690	1,357

Funds from operations	$9,157	$9,507	$8,906	$24,813	$32,533	$30,333

     The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

All Hotels (33 hotels) (a)
Hotel revenues (in thousands)	$74,015	$74,510	$213,269	$231,355
RevPAR	$60.20	$60.14	$56.77	$62.27
Occupancy	66.5%	65.5%	62.1%	65.5%
Average daily rate	$90.47	$91.80	$91.49	$95.11

(a)	Includes all hotels owned by Boykin at the end of the quarter, including predecessors’ results.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels.

     As of September 30, 2002, we had $27.1 million of unrestricted cash and cash equivalents, $11.1 million of cash restricted for the payment of capital expenditures, real estate taxes and insurance, and outstanding borrowings totaling $39.6 million and $278.4 million against our credit facility and term notes payable, respectively.

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

     In March 2002, we amended our credit facility and our $45 million term note in order to, among other things, ease leverage and debt service coverage covenants. We decreased the credit facility to $65 million to align the capacity with our loan-to-value limitations, thus reducing the payment of non-use fees. We also were able to obtain the option to automatically extend the maturity date on the $45 million facility from its scheduled October 2002 maturity to July 2003, the same time the credit facility matures. We exercised this option in the third quarter.

     The terms of our credit facility contain provisions that limit our acquisition and capital expenditure activity, as well as the amount of distributions we may pay out. Specifically, we may only use up to $5 million of proceeds under our credit facility for new acquisitions and, except for the ability to complete our renovations and expansion projects at our Chicago and Pink Shell properties, our capital expenditures may not exceed 5% of our total hotel revenues. In addition, dividends on our common shares can not exceed the lesser of 50% of our FFO or $3.8 million per quarter, subject to certain exceptions, one being that we are entitled to distribute up to 100% of REIT taxable income. Based upon our current RevPAR and cash flow expectations, we expect to be in compliance with our covenants under the amended facilities throughout 2002. We can not guarantee that our actual results will not differ materially from our expectations.

     In October 2002, we completed an underwritten public offering of 1,800,000 depositary shares, each share representing 1/10 of a share of our 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A (Liquidation Preference $25 per depositary share). An additional 10,000 depositary shares were issued to cover over-allotments. Net proceeds after underwriting discounts and commission were used to repay the entire outstanding balance on our credit facility and reduce the outstanding balance on the $45 million term loan to just under $42 million. Annual dividends of $2.625 per depositary share are payable quarterly beginning in January 2003 upon authorization of the Board of Directors. The shares are listed on the New York Stock Exchange.

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

     Due to our desire to maintain liquidity in the challenging hotel operating environment following September 2001, we suspended the regular quarterly dividend in the fourth quarter of 2001. In August 2002, our Board of Directors reinstated a regular quarterly dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter of 2002. The record date for this dividend was September 30, 2002 with a distribution date of November 5. Based upon our current projections, we anticipate the continuation of the regular quarterly dividend at a level of $0.18 per common share for the fourth quarter.

     For the full year 2002, we expect to spend approximately $16.0 million in renovations at our hotels, excluding the Hotel 71 project discussed below and the Meadowlands-Lyndhurst renovation and ancillary conference center concept, both discussed earlier. This amount primarily includes planned refurbishments and replacements at selected existing hotels. We expect to use cash available from operations and restricted capital expenditure reserves to fund our remaining 2002 renovations.

     We are proceeding with the expansion project at the Pink Shell Beach Resort which will add 39 rooms to the resort. The project includes demolishing 53 cottage units (38 of which have already been removed) and constructing a new 92-unit tower called White Sand Villas, which will significantly upgrade the character of the resort. The units in the tower will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract which will provide us with continuing fee income. Total construction costs of the condominium tower are estimated to be approximately $25 million with a scheduled completion date during the fourth quarter of 2003. We have received a commitment letter from the lender and expect to close on a $23 million construction loan in December. The remaining funding of construction costs will be provided by deposits already collected on pre-sales of the condominium units.

     Our renovation of Hotel 71 is expected to be completed during the fourth quarter of 2002. Through September 30, 2002, the joint venture which owns the property spent approximately $20.1 million toward the total renovation costs, which are being funded through equity contributions to the joint venture and draws on the construction loan previously secured. The renovation increased the number of rooms at the property by 33 units, bringing the total number of rooms to 454. During the nine months ended September 30, 2002, we provided $4.4 million of equity funding toward the renovation.

     We have an active shelf registration statement with the Securities and Exchange Commission for the issuance of up to $142.3 million in securities. Securities issued under this registration statement may be preferred shares, depositary shares, common shares or any combination thereof, and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering.

INSURANCE

     We have obtained “all-risk” property and casualty insurance policies for each hotel within our portfolio, either directly or through the hotel operators, at levels deemed reasonable by management or as required by lenders. We can provide no assurance that our established coverage and limits will fully protect us against all possible losses. Specifically, our policies have exclusions for acts of terrorism. We continuously monitor our levels of coverage and based upon the nature and location of our properties, we believe that our current coverage is adequate. Additionally, the cost of obtaining insurance has increased and may continue to increase at rates higher than inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $65 million secured credit facility, our $45 million secured term loan, our $108 million term loan and our share of floating rate debt under our unconsolidated joint ventures of $23.9 million.

     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at 7.32% through July 2003. Approximately 66% of our outstanding debt at September 30, 2002 and December 31, 2001, is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 5.1% for the quarter ended September 30, 2002.

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

     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $.3 million, based upon the balances outstanding on our variable rate instruments at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regards to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 14d-14(c)). Based upon their evaluation as of a date within 90 days of the filing date of this quarterly report, they have concluded that our disclosure controls and procedures were adequate and effective.

     (b) Changes in Internal Controls.

     There have not been any significant changes within our internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Exhibits

3.1 (a)	Amended and Restated Articles of Incorporation, as amended
3.2 (b)	Code of Regulations
3.3 (e)	Amendment to the Company’s Articles of Incorporation for the 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A.
4.1 (b)	Specimen Share Certificate
4.2 (a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3 (c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a (d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4 (e)	Form of Preferred Share Certificate
4.5 (e)	Form of Depositary Receipt
10.18 (f)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P. dated as of September 30, 2002
(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.
(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT Subsidiary transaction
(e)	Incorporated by reference from Boykin’s registration statement on Form 8-A filed on October 3, 2002.
(f)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

     (b)  Reports on Form 8-K

On August 13, 2002, Boykin filed a Current Report on Form 8-K announcing the submission of certifications to the SEC related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Boykin filed a Current Report on Form 8-K dated August 27, 2002 related to the submission of amendments to the Limited Partnership Agreement of Boykin Hotel Properties, L.P.

A Current Report on Form 8-K dated September 23, 2002 was filed regarding the issuance of Boykin’s 2000 and 2001 consolidated financial statements which were reaudited by the Company’s new independent accountant.

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

November 14, 2002	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 14, 2002	/s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Robert W. Boykin, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boykin Lodging Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date), and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Shereen P. Jones, Executive Vice President, Chief Financial and Investment Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boykin Lodging Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date), and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer

EXHIBIT INDEX

3.1 (a)	Amended and Restated Articles of Incorporation, as amended
3.2 (b)	Code of Regulations
3.3 (e)	Amendment to the Company’s Articles of Incorporation for the 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A.
4.1 (b)	Specimen Share Certificate
4.2 (a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3 (c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a (d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4 (e)	Form of Preferred Share Certificate
4.5 (e)	Form of Depositary Receipt
10.18 (f)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P. dated as of September 30, 2002
(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
(c)	Incorporated by reference as Exhibit 1 from the registration statement on Form 8-A filed on June 10, 1999.
(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002 related to the Taxable REIT Subsidiary transaction
(e)	Incorporated by reference from Boykin’s registration statement on Form 8-A filed on October 3, 2002.
(f)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.