Form 10-K
period 2002-12-31
BOYKIN LODGING CO
filed 2003-03-24
CIK 1015859

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-11975

Boykin Lodging Company

(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1824586 (I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue, Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)

(216) 430-1200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Shares, without Par Value	New York Stock Exchange
Depositary Shares, each representing 1/10 of a share of 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant, as of March 13, 2003, and June 30, 2002 was approximately $187 million and $124 million, respectively. The aggregate market value was calculated by using the closing price of the shares as of the respective dates, or the immediate preceding business day, on the New York Stock Exchange.

As of March 13, 2003, the registrant had 17,323,587 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this report.

FORWARD LOOKING STATEMENTS

      This Form 10-K and the documents incorporated by reference herein contain statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and the documents incorporated by reference herein and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to:

•	Leasing, management or performance of the hotels;

•	Our plans for expansion, conversion or renovation of the hotels;

•	Adequacy of reserves for renovation and refurbishment;

•	Our financing plans;

•	Our continued qualification as a REIT under applicable tax laws;

•	Our policies and activities regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters;

•	National and international economic, political or market conditions; and

•	Trends affecting us or any hotel’s financial condition or results of operations.

      You can identify the forward-looking statements by their use of forward-looking words, such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “intends”, “plans”, “estimates”, or “anticipates”, or the negative of those words or similar words. You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from those expressed in a forward-looking statement include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions and their impact on the occupancy of our hotels, military action, terrorism, hurricanes, changes in interest rates, changes in local or national supply and construction of new hotels, changes in profitability and margins and the financial condition of our operators and lessee and other similar variables.

      The information contained in this Form 10-K and in the documents incorporated by reference herein and in Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

(a) General Development of Business

About Boykin Lodging Company

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that as of March 13, 2003 owned interests in 31 hotels located throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of December 31, 2002, Boykin Lodging had an 85.1% ownership interest in, is the sole general partner of and does all its business through the Partnership.

Business and Growth Strategy

      Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through the following key business strategies relating to the ownership and operation of our hotels:

•	Maximizing operating cash flows of our hotels through:

•	Aggressive asset management to maximize revenue and control expenses;
•	Use of the Taxable REIT Subsidiary (“TRS”) structure;
•	Reinvestment in our hotels; and
•	Strategic brand positioning.

•	Identifying opportunities to enhance returns on our hotels by investing in new initiatives such as:

•	Developing ancillary conference centers meeting International Association of Conference Centers (“IACC”) standards within our existing hotels and in newly acquired properties; and
•	Expanding and redeveloping our properties to improve asset performance.

•	Managing our hotel portfolio mix to enhance its potential for growth in RevPAR, meaning room revenue per available room, and operating income by:

•	Identifying key markets with high barriers to entry for future acquisitions;
•	Acquiring upscale commercial and resort hotels located in these key markets at a discount to their replacement cost;
•	Acquiring assets in these markets with repositioning and rebranding opportunities; and
•	Selling assets that we believe have lower long-term growth prospects because of their physical characteristics or market location.

•	Optimizing our capital structure and improving our financial flexibility by:

•	Managing our leverage and debt service coverage ratios;
•	Expanding the nature and sources of our capital;
•	Utilizing secured debt when it can be structured to provide flexibility regarding the collateral properties; and
•	Using joint ventures when appropriate to maximize return on invested capital and manage risk exposure.

      Our management has substantial hotel operating, development, acquisition and transactional experience. Our executives have over 100 years of combined experience in the hotel industry and have directly overseen the acquisition, disposition, recapitalization, development and repositioning of billions of dollars of hotel assets throughout the United States.

Highlights from 2002

•	In October we completed a $45.0 million offering of 1,800,000 depositary shares. Each depositary share represents a 1/10 interest in one share of our 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A and has a liquidation preference of $25 per share. Dividends on the preferred depositary shares are payable quarterly, upon authorization of the Board of Directors, beginning in January 2003 at an annual rate of $2.625 per depositary share. The shares are listed and traded on the New York Stock Exchange. Net proceeds from the offering were used to repay the outstanding balance on our $65.0 million credit facility and pay down over $3.0 million on our $45.0 million term loan. An additional 10,000 depositary shares were later issued to cover over-allotments.

•	In August, our Board of Directors reinstated a quarterly dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter of 2002. We had suspended our regular quarterly dividend in the fourth quarter of 2001 due to the hotel operating environment immediately following the September 11, 2001 terrorist attacks. In that environment, our priority was to retain cash to preserve capital.

•	During 2001, we completed a $2.7 million renovation of a 60-unit tower at the Pink Shell Beach Resort, in Ft. Myers Beach, Florida. The renovated studio units are being sold as Sanibel View Villas Condominiums. During 2002, we sold 40 of the 60 available units generating revenues of approximately $8.7 million. All of the unit owners have entered into agreements to make their units available for rental as hotel rooms, which allows us to continue generating an income stream from the sold units. The unsold units are also being used for rental as hotel rooms. Through March 13, 2003, we have closed on the sales of an additional 12 units, with only one of the unit owners not entering into an agreement to make their units available to us for rental as hotel rooms.

•	We commenced the construction of a new 92-unit hotel condominium tower called White Sand Villas at our Pink Shell Beach Resort, which will significantly upgrade the character of the resort. Total construction costs of the condominium tower are estimated to be approximately $28.0 million, including expenditures of $3.6 million through year end, with a scheduled completion date during the fourth quarter of 2003. To finance the construction of the White Sand Villas, in January 2003 we closed on a $23.3 million construction loan which is secured by the project. The remaining funding of construction costs will be provided by deposits already collected on pre-sales of the condominium units. Through March 13, 2003, we had entered into contracts for the sales of 70 units for gross proceeds of $28.7 million.

•	We completed the guestroom portion of the renovation of our newly renamed and repositioned four-star quality independent property, Hotel 71, located in downtown Chicago. The renovation increased the number of rooms at the property by 33 units, bringing the total number of rooms to 454. The portion of the renovation related to the lobby area was completed in early 2003. Through year end, the joint venture which owns the property had spent approximately $21.3 million towards the total renovation costs, which were funded through equity contributions to the joint venture and draws on the construction loan previously secured by the joint venture.

•	We completed the approximate $6.0 million renovation and reflagging of our Lyndhurst, New Jersey property to a Courtyard by Marriott.

•	After conducting extensive research, we identified the opportunity to enhance certain of our properties by adding ancillary conference centers at these hotels. Construction of the facilities has commenced at our hotel in Berkeley, for which we anticipate completion of the upgraded facilities and receipt of IACC accreditation in the third quarter of 2003. We have progressed to the design stage for two other properties, the Doubletree Omaha and the Doubletree Portland Lloyd Center.

•	We own Marriott’s Hunt Valley Inn through a joint venture with Davidson Hotel Company (“Davidson”). The joint venture formed a new lessee, Hunt Valley Leasing, Inc. (“Hunt Valley”) which is a subsidiary of the partnership and qualifies as a TRS, to lease the hotel. The new lease was effective as of September 1, 2002. Davidson continues to manage the hotel subject to a management agreement with the lessee.

This latest transaction reinforces our strategy of implementing the TRS structure at the properties in which we own an interest. Through the year ended December 31, 2001, the Partnership leased its properties to established hotel operators. Effective January 1, 2002, we took advantage of the restructuring available under the Work Incentives Improvement Act of 1999 (“REIT Modernization Act”). The REIT Modernization Act amended the tax laws to permit REITs, like us, to lease hotels to a subsidiary that qualifies as a TRS as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Effective January 1, 2002, we acquired the leasehold interests in 28 of our hotels from two of our operators, Boykin Management Company Limited Liability Company (“BMC”) and Interstate Hotels and Resorts (“Interstate”) and entered into agreements with them to continue to manage the aforementioned properties.

Following this September 2002 transaction, all but one of the 33 properties in which we owned an interest at December 31, 2002 were operated under the TRS structure. Subsequent to the respective TRS transactions, the results of operations of the hotels operated by BMC, Hilton, Davidson and Interstate are recorded in our financial statements rather than the percentage lease revenue from these properties.

(b) Financial Information About Industry Segments

      All of Boykin Lodging Company’s operations are in the hotel industry.

(c) Narrative Description of Business

Boykin Lodging Company’s Hotel Portfolio

      During February 2003, we sold two of our properties, the Knoxville Hilton and the Lake Norman Hampton Inn; therefore, as of March 13, 2003, our hotel portfolio includes 30 full-service hotels and one limited-service hotel. All hotels in our portfolio compete in the upscale to moderate price segment of the hospitality market. Refer to Item 2(a) “Hotel Properties” on page 15 for a current listing of our hotels. Also refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 23 for a chart of hotel operating data for 2002 and 2001.

Application of Business Strategies

Maximizing Operating Cash Flow

     Aggressive Asset Management

      We closely monitor revenue generation, including rates, group pacing and yield management, and suggest improvements to managers’ initiatives to improve hotel performance. We also utilize the Smith Travel Research (“STR”) reports to evaluate the performance of each of our hotels relative to its competitive set (the hotels in its market that compete for the same business).

      We work closely with all of our property managers to improve cost control initiatives. Our post-September 11, 2001 action plan is an example of these activities. In response to the decline in travel precipitated by the terrorist attacks, our hotel management companies implemented significant cost-cutting initiatives at the property level to partially offset the declines in revenues at our properties. Throughout 2002 we continued to monitor the margins at our properties, which resulted in the gross operating profit after management fees of the 30 consolidated hotels operated under the TRS structure to be 26.4% in 2002 versus 27.1% in the prior year.

     Use of the TRS Structure

      We are now able to benefit from the cost reductions in our hotels because we have implemented the TRS structure for all but one of our hotel properties. We believe that the TRS structure will enhance our long-term performance, better align the interests of our operators with ours, and allow us to benefit from expense management initiatives, which can be implemented and monitored more closely. In addition, we believe that our flexibility has been significantly enhanced because we can terminate our new management agreements with BMC, Interstate and Davidson without penalty, while our former percentage leases provided for our payment of significant termination penalties even if we sold a property.

     Reinvestment in Hotel Properties

      We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes their profitability. Consistent with this strategy, we have made significant renovations at several of our hotels in recent years. In 2002, 2001 and 2000 we spent $13.5 million, $23.0 million and $18.4 million, respectively, on renovations, excluding the projects at our Chicago, Illinois and Lyndhurst, New Jersey hotels which are owned by unconsolidated joint ventures. This represented 5%, 9% and 6% of 2002, 2001 and 2000 consolidated hotel revenues, respectively.

     Strategic Brand Positioning

      We maximize our market share and revenue by taking advantage of our sales and marketing orientation to identify the most effective branding strategy for each hotel and to further leverage the selected brands with effective direct sale strategies. Factors we consider in determining the most effective branding strategy are:

•	Brand strengths and their current presence in the specific market;

•	Expected contribution to revenues;

•	Expected capital requirements and ongoing costs of the franchise; and

•	Strengthening strategic franchisor relationships.

      In certain circumstances, we have concluded that operating a hotel independent of a franchise affiliation is the best branding strategy. Such is the case with the French Lick Springs Resort and Spa in French Lick, Indiana, and Hotel 71 in Chicago.

      The remainder of our portfolio contains properties that are currently operated under franchise license agreements with premier nationally-recognized hotel chains including Marriott®, Radisson®, Hilton®, Embassy Suites®, Doubletree®, Holiday Inn®, Hampton Inn® and Quality Suites®.

Initiatives to Enhance Returns on Hotels

     IACC Ancillary Conference Centers

      We have identified a strategic opportunity to enhance the revenue streams from certain of our existing hotels by developing ancillary conference centers meeting IACC standards within those hotels. Each conference center will be a business unit inside an existing full-service hotel, designed to complement the existing transient and group business.

      The conference center strategy is attractive to us because it creates demand for our guest and meeting rooms from a new client base, those who prefer to hold meetings at conference centers that meet IACC standards or who otherwise need the types of services provided at IACC conference centers. IACC requires facilities to meet certain technical standards regarding technology, telecommunications, lighting, sound transmission and other items, which standards appeal particularly to corporate and institutional training programs. Further, the conference center services and pricing are designed on a complete meeting package basis, meaning that the users pay a fixed daily price per person on an all-inclusive basis (rooms, meals, breaks, telephone services, etc.), regardless of utilization, thus making the cost of the services predictable for the planner and the hotel.

      The benefit of this pricing structure to us is that we anticipate a higher RevPOR, meaning revenue per occupied room, because these guests purchase meals and other services at the hotel as a part of their packages. Additionally, we expect higher operating margins from this business segment because predictable utilization of these services results in the achievement of greater operational efficiency.

      Construction is underway at our first target property, our hotel in Berkeley, and we are in the design phase for such facilities at two additional properties.

     Property Redevelopment and Expansion

      We are undertaking a series of projects at our Pink Shell Beach Resort in Ft. Myers Beach, Florida to enhance this resort’s position to a four-star level and to take advantage of the opportunity to sell portions of the property while retaining long term cash flow. In 2001, we completed a $2.7 million renovation of the Sanibel View Villas, a 60-unit tower, which we have been selling as condominium units. During 2002, we commenced construction of a second condominium hotel at the resort, a new 92-unit tower to be called White Sand Villas. The construction entails eventual removal of 53 cottages, 38 of which had been removed at year end. The units in the new tower will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. Therefore, in addition to the cash flow generated from selling the units, we expect much of the sold inventory will be placed in our rental program, which will provide us with continuing fee income. Through March 13, 2003, we had entered into contracts for the sales of 70 units for gross proceeds of $28.7 million.

      We have also completed the renovation of the newly-renamed Hotel 71 in downtown Chicago into a four-star level independent hotel and the renovation and conversion of our Lyndhurst, New Jersey property to a Courtyard by Marriott.

Managing Our Hotel Portfolio Mix

     Acquiring Upscale Commercial and Resort Hotels in Key Markets

      Our acquisition criteria focuses on hotels in the upper upscale and upscale segments located in major metropolitan markets and destination beach markets. These markets have historically outperformed other markets because of their high barriers to entry and diversified demand generators. Our current target is greater metropolitan markets including San Francisco, Boston, New York, Washington, D.C. and Los Angeles. Our success in implementing this strategy is illustrated by our acquisition of the Meadowlands-Lyndhurst Courtyard by Marriott in the New York City metropolitan area and Hotel 71 in Chicago.

      We also intend sell selected non-core suburban assets or those hotels not in our target markets. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from capital obtained from borrowings, from the proceeds of the sale of non-strategic hotels, from additional issuances of common shares, preferred shares, or other securities, from potential joint venture partners and from cash flows from operations. Our credit facility permits us to spend up to $50 million for property acquisitions.

     Disposing of Assets to Provide Capital for Better Investment Opportunities

      We intend to sell assets that we believe have lower long-term growth prospects because of physical characteristics or market location. Due to our efforts in marketing certain of the properties and modifying our loans, in 2003 we were able to complete the sale of two properties, the Knoxville Hilton and the Lake Norman Hampton Inn, for total gross proceeds of $15.2 million.

      We intend to maintain a geographically diversified hotel portfolio and may also cluster hotels within certain primary markets in order to take advantage of operational and managerial economies of scale. We will acquire or develop additional hotel properties only as suitable opportunities arise, and will not undertake acquisition or development of properties unless adequate sources of capital and financing are available and the properties are priced attractively.

Optimizing Our Capital Structure and Improving Financial Flexibility

     Managing Our Leverage and Debt Service Coverage Ratios

      Our goal is to maximize shareholder value by strategically using debt and other fixed income instruments, such as preferred equity, to enhance return on common equity while appropriately managing financial risk. We successfully completed our $45.3 million offering of preferred depositary shares in October 2002, the net proceeds of which were used to pay down our indebtedness.

     Expanding Our Capital Sources

      We are focused on enhancing our capital structure by diversifying our capital sources. Traditionally, we have utilized secured debt, common equity and joint venture equity to finance our capital needs. We intend to broaden our sources of capital through increasing our use of alternative sources of debt and equity. For example, we are financing the construction of White Sand Villas through a construction loan and we recently issued preferred stock. We will continue to evaluate the use of other financing structures, such as unsecured debt and convertible securities, relative to our goal of improving financial flexibility and achieving an attractive cost of capital. When using secured debt, we will seek enhanced flexibility in terms of refinancing options and the ability to allow for substitutions of collateral to facilitate sales of properties.

     Utilizing Secured Debt with Flexible Collateral Provisions

      The majority of our debt is secured by hotel assets, and we anticipate continuing to use secured debt in the future in order to minimize our cost of financing. Our secured financings are generally cross-collateralized; however, certain of them contain provisions allowing for substitutions of collateral to facilitate sales of properties. While these rights in our existing loans are limited, we will seek enhanced flexibility in our future financings.

     Strategically Utilizing Joint Venture Equity

      The use of joint ventures allows us to further leverage our capital. We will use joint ventures in instances in which it is strategically advantageous, or to invest in hotels larger than we would consider appropriate for us to acquire without a co-venturer in light of the size of our capital base and leverage ratios. We currently own five hotels in joint venture structures. Our joint venture partners manage four of the hotels and one is managed by BMC.

Hotel Operators

      In selecting operators, we seek hotel managers with demonstrated full-service hotel expertise, a stable operating and financial performance history and an excellent reputation in the hospitality industry.

      As of March 13, 2003, the hotels in our portfolio were operated by the following entities:

Number
Operator	of Hotels

BMC	17
Hilton Hotels Corporation (“Hilton”)	10
Interstate	1
Concord Hospitality Enterprises (“Concord”)	1
Davidson	1
Outrigger Lodging Services (“Outrigger”)	1
31

      BMC. Robert W. Boykin (our Chairman of the Board and Chief Executive Officer) and his brother, John E. Boykin, control BMC. BMC has continued the over 40-year hotel operation and management business of the Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel properties. BMC currently manages 24 hotel properties located throughout the United States, including 17 hotels owned by us. BMC’s subsidiaries include an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business.

      BMC and its owners, who have a substantial interest in the Partnership, have interests that conflict with our interests in connection with the structuring and enforcement of the management agreements and other agreements between us and BMC and in connection with activities that may maximize profits for BMC without necessarily benefiting us. The following factors align the interests of BMC and its owners with our interests and to address these conflicts of interest:

•	BMC’s owners have retained their equity interests in the Partnership;

•	Our corporate charter documents require that our independent directors shall make all determinations to be made on behalf of Boykin Lodging Company with respect to the relationships or opportunities that represent a conflict of interest for any officer or director of Boykin Lodging Company;

•	Any affiliate of the Boykin Group, including Robert W. Boykin and John E. Boykin, will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging Company;

•	BMC is entitled to receive incentive management fees with respect to certain hotels it manages for us if the hotel operating performance exceeds benchmarks set forth in the term of each management agreement;

•	A portion of BMC’s corporate-level senior executive team’s compensation is based upon the performance of our hotels; and

•	BMC has a deferred compensation plan for its corporate-level senior executives under which the value of each award is based on, and fluctuates with, the value of our common shares.

      Hilton. Hilton develops, owns, manages and franchises hotels, resorts and vacation ownership properties. Its portfolio includes internationally known and regarded hotel brands including Hilton®, Doubletree®, Embassy Suites Hotels®, Hampton Inn®, Hampton Inn & Suites®, Hilton Garden Inn®, Homewood Suites® by Hilton and Conrad®. Hilton currently manages our portfolio of ten Doubletree hotels through Doubletree DTWC Corporation (“DTWC”), an affiliate of Hilton.

      Interstate. Interstate is a publicly traded hotel management company that manages hotels throughout the United States. Interstate’s portfolio of full-service hotels under management includes both independent brands and a number of well-known franchised brands, including Hilton®, Sheraton®, Marriott®, Embassy Suites®, Westin® and Doubletree®.

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

Terms of the Management Agreements

      The following is a summary of the material terms of the BMC, Interstate and DTWC management agreements and, with respect to BMC, is qualified in its entirety by reference to the Form of Management Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on January 14, 2002.

      The management agreements have the material terms described below:

•	Duration/ Termination. As of December 31, 2002, the BMC and Interstate agreements have remaining terms ranging from one year and three months to ten years. We have the right to terminate each of these agreements upon 90 days advance written notice without having to pay any damages or a termination fee or penalty. The operator does not have the right to terminate prior to expiration of the term absent an event of default by us. The BMC and Interstate agreements do not contain renewal provisions. The DTWC agreement has an initial term which commenced on January 1, 1998 and continues until April 5, 2012. Thereafter, DTWC may extend the agreement for up to ten consecutive renewal terms of five years each. The DTWC agreement does not provide us with a right of termination absent an event of default by DTWC.

•	Management Fees. Most of the agreements provide for base and incentive management fees. For all but four of the BMC managed hotels, the base fee is 3% of total revenues and the incentive fee is 13.5% of the amount by which the gross operating profit for a hotel exceeds the agreed upon budgeted gross operating profit, up to a maximum of 1.125% of total revenues. The base fee for the Interstate managed hotel is 1.25% of total revenues. The base fee for DTWC is 3% of gross revenues. The DTWC incentive fee is equal to 15% to 25% of gross operating profit as defined in the agreement. The DTWC incentive fees may be deferred to the extent certain cash flow thresholds are not met and such fees which otherwise would have been deferred are instead eliminated after $6.0 million of incentive fees have been deferred. As of December 31, 2002, the $6.0 million deferred incentive fee threshold had been met.

•	Operating and Other Expenses. All of the agreements provide that we are responsible for all operating expenses associated with the hotels. In addition, we are responsible to either pay directly or reimburse the operator for all other expenses relating to the hotel including, without limitation, real estate taxes, insurance premiums and debt service.

•	Indemnification. All of the agreements provide that we will hold the operator harmless from and against all liabilities, losses, claims, damages, costs and expenses that arise from or in connection with (a) the performance of the operator’s services under the agreement, (b) any act or omission (whether or not willful, tortious, or negligent) of us or any third party, (c) or any other occurrence related to the hotel, except for events that result from (i) the fraud, willful misconduct or gross negligence of the operator or (ii) in the case of the BMC and Interstate agreements, the breach by the operator of any provision of the agreement.

•	Events of Default. Events of default include (a) failure to make any payment required by the agreement, (b) failure to observe or perform any term or provision after 30 days’ notice to cure, and (c) in the case of BMC and Interstate, failure of either party to perform in accordance with the applicable franchise agreement.

  Joint Ventures with Third Party Hotel Operators

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

      As of December 31, 2002, we had joint ventures formed with the following companies or their affiliates who operated and/or leased the following hotels:

		Boykin	JV
		Ownership	Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	Interstate	91%	9%	Holiday Inn Minneapolis West
Shawan Road Hotel Limited Partnership	Davidson	91%	9%	Marriott’s Hunt Valley Inn
Boykin San Diego, L.L.C	Outrigger	91%	9%	Hampton Inn San Diego Airport/Sea World
BoyCon, L.L.C	Concord	50%	50%	Meadowlands-Lyndhurst Courtyard by Marriott

Risk Factors

  Risks Related to the Hotel Industry

      Public reaction to acts of terrorism or military action could affect our cash flow.

      We are subject to disruptions in the lodging industry that would likely result from terrorist attacks (actual or threatened) or military action affecting the United States. The uncertainty that would result from these events would likely increase the public’s reluctance to travel, which could adversely affect our operations.

      Competition, economic conditions and similar factors affecting us and the hotel industry generally could affect our performance.

      Our hotels are subject to all operating risks common to the hotel industry. These risks include:

•	Competition for guests from other hotels based upon brand affiliations, room rates, customer service, location and the condition and upkeep of each hotel in general and in relation to other hotels in its local market;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter travel;

•	Impact of financial difficulties of the airline industry and potential reduction in service on the demand for our hotel rooms and collectibility of our outstanding receivables from the airlines;

•	Increases in operating costs attributable to inflation and other factors; and

•	Overbuilding in the hotel industry, especially in individual markets.

      Hotel investments are generally illiquid, and we may not be able to sell our hotels when it is economically advantageous to do so.

      Hotel investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in accordance with our strategies or in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended, limit a REIT’s ability to sell its properties in some situations when it may be economically advantageous to do so.

  Risks Related to Our Operations

      The profitability of our hotels depends on the performance of the hotel management companies. The profitability of our hotels depends largely upon the ability of the management companies to generate revenues at our hotels in excess of their operating expenses. The failure of the management companies to manage the hotels effectively would adversely affect our cash flow received from hotel operations. Before January 1, 2002, our cash flow consisted primarily of lease payments from lessees. Our lessees were legally bound to make minimum lease payments even when such payments exceeded the cash flow from the hotel. Since implementing our TRS structure on January 1, 2002, the responsibility and risks associated with making the minimum lease payments has shifted to lessees owned by the Partnership. Therefore, we have effectively assumed the risks associated with operating shortfalls at our hotels operating under the TRS structure.

      We depend to a large degree on the performance of BMC. BMC currently manages 17 of our hotels. We are therefore dependent to a large degree on the operating performance of BMC. BMC has expanded in the past 12 months, with the total number of hotels under its management increasing from 20 to 24 during that period. We cannot provide assurance that BMC will successfully manage the increasing demands that its growth imposes on its management, administrative, operating and financial resources. Changes in management at these hotels or at other hotels in the future could result in temporary service disruptions at the affected hotels, which could in turn affect their operating and financial performance.

      We are subject to conflicts of interest involving our Chairman and Chief Executive Officer. Our Chairman and Chief Executive Officer, Robert W. Boykin, and his brother, John E. Boykin, own BMC and therefore derive benefits from BMC’s management of 17 of our hotels. Accordingly, Mr. Boykin has and will continue to have conflicts of interest with us. He had conflicts of interest in connection with our January 2002 TRS transaction and in connection with the structuring of the management agreements for the hotels currently managed by BMC. He will have similar conflicts on renewal of those agreements and in connection with future management agreements and other transactions that we may enter into with BMC. Conflicts of interest may also arise in connection with BMC’s management of our hotels. Under certain circumstances, actions taken and decisions made by BMC to maximize its profits will not necessarily benefit us. Additionally, a subsidiary of BMC provides design services to us for a fee and also receives a portion of the fees we pay to an independent purchasing agent. Mr. Boykin may have conflicts of interest with respect to our procurement of design services and capital goods. Additionally, the sale of certain of our hotels may result in different and more adverse tax consequences to Mr. Boykin than would be experienced by Boykin Lodging and our public shareholders, and he could seek to influence us not to sell a hotel even though that sale might otherwise be financially advantageous to us and our public shareholders. Our articles of incorporation provide that our independent directors are to make all determinations to be made on our behalf with respect to the relationships or opportunities that represent a conflict of interest for any of our officers or directors.

      The covenants in our credit agreements may restrict our range of operating activities, and we are subject to refinancing risks. We have a senior secured credit facility that enables us to borrow up to $65.0 million and term loans of $45.0 million, $130.0 million and $108.0 million, respectively, each of which is secured by certain of our hotel properties. Our senior secured credit facility and our $45.0 million term loan require us, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges, and a maximum leverage ratio, and place limitations on our distributions and acquisitions. In addition, the $45.0 million term loan prohibits the sale of the three hotels securing it, and the $130.0 million term loan and the $108.0 million term loan limit our ability to sell some of the hotel properties securing those loans. These credit arrangements may limit our ability to sell certain hotels whose disposition might be desirable for strategic or financial purposes. In July 2003, our credit facility and the $45.0 million term loan mature; management intends to refinance these facilities. The initial term of the $108.0 million term loan also expires in July 2003; however, management intends to utilize the first of the two one-year extension options available under the terms of the agreement.

      There can be no assurance that we will be able to renew our credit arrangements upon maturity on favorable terms or at all. Further, if we are unable to make payments on or to refinance indebtedness secured by our properties, the properties could be foreclosed upon with a consequent loss to us of income and asset value.

      A portion of our borrowings bear interest at a variable rate, as may other indebtedness we incur in the future. Accordingly, increases in market interest rates could increase our debt service requirements, which could adversely affect our cash flow.

      Our need to make unexpected capital expenditures could adversely affect our cash flow. Our hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. If necessary capital expenditures exceed our expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures. Certain of our financing agreements place limitations on our capital expenditures. We may also acquire hotels in the future that require significant renovation.

      We are subject to risks associated with development, redevelopment and acquisitions of hotels. New and continued development projects and hotel acquisitions are subject to a number of risks, including:

•	the availability of acceptable financing;

•	competition with other entities for investment opportunities;

•	acquired properties’ failure to achieve anticipated operating results;

•	construction costs of a property exceeding original estimates;

•	overruns with respect to the cost of improvements to bring acquired properties to the requisite standards; and

•	the expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

      We are subject to the risks associated with investments through joint ventures. Three of our hotels are owned by joint ventures in which we have controlling interests. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer’s interest in the joint venture or the interest could be sold to a third party. Additionally, we have two joint ventures in which we have non-controlling interests and we may enter into similar joint ventures in the future. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations and we may be required to fulfill those obligations.

      Obligations imposed by our franchise agreements could affect us adversely. Most of our hotels are subject to franchise or license agreements. The continuation of a franchise or license agreement is generally subject to specified operating standards. Action or inaction on our part or by any of our hotel managers could result in our failure to meet those standards, which could result in the loss of the franchise. A franchisor also could condition the continuation of a franchise on the completion of capital improvements that we determine are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, we may elect to allow the franchise agreement to lapse. In any case, the loss of a franchise agreement could have a material adverse effect upon the operations or the underlying value of the hotel covered by the agreement because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor, or because of penalties payable upon early termination of the agreement. Additionally, the franchise agreements may place restrictions on the transfer or sale of assets or make such transfers or sales economically infeasible.

      Our insurance may not be adequate to cover certain risks. We continue to carry comprehensive liability, fire, flood, earthquake and business interruption policies that insure us against losses within policy specification and insurance limits that we believe are reasonable. Recently, we have also elected under our primary policy to add coverage for terrorist attacks. There are certain types of risks, generally of a catastrophic nature, that may be uninsurable or are not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in the affected hotel as well as the anticipated future cash flow from that hotel, while remaining obligated for any mortgage indebtedness or other financial obligations related to that hotel.

      Additionally, our insurance costs have increased significantly over the last two years. Continued increases in the costs of our insurance coverage could adversely affect our cash flow.

      The costs of complying with laws and regulations could adversely affect our cash flow. Our hotels must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that they are “public accommodations” or “commercial facilities” as defined in the ADA. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If changes in these laws involve substantial expenditures or must be made on an accelerated basis, our cash flow could be adversely affected.

      Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to operate or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We may be potentially liable for such costs or claims in connection with the ownership and operation of our current hotels and hotels we may acquire in the future. We have not been notified by any governmental authority of, nor are we aware of, any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our hotels. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the hotels or on the land upon which they are located.

      We anticipate that we will incur additional costs for systems, staffing and third party services in maintaining compliance with new federal laws and regulations addressing corporate governance issues and with the proposed new listing requirements of the New York Stock Exchange.

      We bear the risk of the timely completion of the White Sand Villas project. Each sales contract for the sale of a White Sand Villa unit provides that the developer, White Sand Villas Development LLC, a consolidated subsidiary, guarantees that it will complete construction of the condominium unit within two years following the date of the sales contract unless such failure is due to circumstances beyond the control of the developer. The first sales contracts for White Sand Villa units were entered into in January 2002. Thirty-seven of the outstanding contracts were entered into in the first quarter of 2002 and eight were entered into in the second quarter of 2002. In the event the developer is unable to complete construction of the units by January 2004, the developer would potentially be liable to the first purchaser for damages. Subsequent completion delays would result in the developer being subject to additional damages.

  Employees

      We currently have 16 employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions. All persons employed in the daily operations of the hotels are employees of the management companies that the lessees have contracted with to operate the hotels.

  Executive Officers of the Registrant

      Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	53	Chairman of the Board and Chief Executive Officer
Richard C. Conti	53	President and Chief Operating Officer
Shereen P. Jones	41	Executive Vice President, Chief Financial and Investment Officer
Russ C. Valentine	58	Senior Vice President, Acquisitions
Andrew C. Alexander	39	Senior Vice President and General Counsel

      The following is a biographical summary of the business experience of our executive officers.

      Robert W. Boykin has served as our Chief Executive Officer since our formation. He served as the President and Chief Executive Officer of Boykin Management Company from 1985 until November 1996. He served as Boykin Management Company’s Executive Vice President from 1981 until 1985.

      Richard C. Conti has served as our Chief Operating Officer since May 1998. In January 2001, Mr. Conti was promoted to President and Chief Operating Officer. Prior to joining us, Mr. Conti was a Principal and Director with Coopers & Lybrand L.L.P. Mr. Conti was responsible for Coopers & Lybrand L.L.P.’s hospitality consulting practice in the Midwest and has been involved in the hospitality industry for over 25 years. Mr. Conti has worked closely with many of the leaders in the industry and brings significant industry knowledge and contacts.

      Shereen P. Jones has served as our Executive Vice President, Chief Financial and Investment Officer since February 2002. Prior to joining Boykin, she was with Credit Suisse First Boston in New York where she was Director and Global Head of Hospitality Investment Banking, spearheading the development of its lodging investment banking practice. Previously, she spent seven years with Lehman Brothers, serving most recently as Senior Vice President and head of its Real Estate, Lodging and Gaming Mergers & Acquisitions practice. Prior to joining Lehman, she was Vice President, Corporate Finance, for Oppenheimer & Co. and Kidder, Peabody & Co.

      Russ C. Valentine joined us in June 1999 as our Senior Vice President, Acquisitions. Prior to joining us, Mr. Valentine served as Senior Vice President of Acquisitions for American General Hospitality, a real estate investment trust that was based in Dallas, Texas. Mr. Valentine played a significant role in American General’s successful acquisition program from 1990 to 1998. Over the past 25 years, Mr. Valentine has worked for major consulting, investment banking, and hotel organizations.

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

  Corporate Governance

      We believe that the composition, structure and performance of our Board of Directors, and the significant partnership interest and share ownership of our officers and directors, provide us a strong corporate governance function and serve to align the interests of our management with our shareholders’ interests. In addition, the terms of our arrangements with BMC serve to minimize conflicts of interest and to align the interests of BMC with the interests of Boykin Lodging and its shareholders.

      Our articles of incorporation require that a majority of our directors be independent. Under the New York Stock Exchange’s proposed amended listing standards, a majority of our Board would qualify as independent. Our articles of incorporation also require that any determination to be made by our Board in connection with any matter presenting a conflict of interest for any officer of Boykin Lodging, or for any Boykin Lodging director who is not an independent director, be made by our independent directors.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

      All of our operations are conducted in the United States.

(e) Available Information

      We maintain a website at www.boykinlodging.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Item 2. Properties

(a) Hotel Properties

      As of March 13, 2003, we own interests in the following 31 hotel properties:

	Number
Property	of Rooms	Location

Doubletree Portland, Lloyd Center	476	Portland, OR
Doubletree Sacramento	448	Sacramento, CA
Doubletree Omaha	413	Omaha, NE
Doubletree Kansas City	388	Kansas City, MO
Doubletree Boise	304	Boise, ID
Doubletree Colorado Springs	299	Colorado Springs, CO
Doubletree San Antonio	290	San Antonio, TX
Doubletree Spokane Valley	237	Spokane, WA
Doubletree Portland Downtown	235	Portland, OR
Doubletree Springfield	234	Springfield, OR
Doubletree Bellevue Center	208	Bellevue, WA
Doubletree Yakima Valley	208	Yakima, WA
Marriott’s Hunt Valley Inn	392	Baltimore, MD
Cleveland Airport Marriott	375	Cleveland, OH
Buffalo Marriott	356	Buffalo, NY
Columbus North Marriott	300	Columbus, OH
Berkeley Marina Radisson	369	Berkeley, CA
Radisson Hotel Mt. Laurel	283	Mt. Laurel, NJ
High Point Radisson	251	High Point, NC
Radisson Inn Sanibel Gateway	157	Fort Myers, FL
Holiday Inn Minneapolis West	196	Minneapolis, MN
Holiday Inn Crabtree	176	Raleigh, NC
Lake Norman Holiday Inn	119	Charlotte, NC
Melbourne Hilton Oceanfront	118	Melbourne, FL
Hampton Inn San Diego Airport/ Sea World	199	San Diego, CA
Embassy Suites Southfield	239	Southfield, MI
Melbourne Quality Suites	208	Melbourne, FL
Pink Shell Beach Resort	156	Fort Myers, FL
French Lick Springs Resort and Spa	485	French Lick, IN
Meadowlands-Lyndhurst Courtyard by Marriott	227	Lyndhurst, NJ
Hotel 71	454	Chicago, IL

	8,800

(b) Office Space

      Pursuant to a shared services and office space agreement, we were reimbursed approximately $9,900 per month in 2002 from BMC and its subsidiaries for the right to use certain office space located in Cleveland, Ohio and receive certain related services.

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

(a) Market Information

      Our common shares are traded on the New York Stock Exchange under the symbol “BOY”. The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

	Price Range		Cash Distributions
			Declared Per
	High	Low	Share

Year Ended December 31, 2001:
First Quarter	$11.99	$8.50	$.365
Second Quarter	$12.90	$10.51	$.365
Third Quarter	$12.98	$7.50	$.365
Fourth Quarter	$9.59	$6.91	—
Year Ended December 31, 2002:
First Quarter	$9.65	$7.95	—
Second Quarter	$10.93	$8.87	—
Third Quarter	$10.66	$7.00	$.18
Fourth Quarter	$9.74	$7.40	$.18
Year Ending December 31, 2003:
First Quarter (through March 13, 2003)	$9.42	$6.65	$.18

(b) Shareholder Information

      As of March 13, 2003, there were 1,053 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 12,600 beneficial owners.

      In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c) Dividend and Distribution Information

      The declaration and payment of future dividends related to our common shares is at the discretion of our Board of Directors and depends on, among other things, our receipt of cash distributions from the Partnership, our results of operations, level of indebtedness and restrictions imposed by our lenders, any contractual restrictions, the annual dividend requirements under the REIT provisions of the Internal Revenue Code, economic conditions and other factors considered relevant by our Board. The level of our cash dividends is determined by us in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs.

      As a result of the economic downturn in the hotel industry that was exacerbated by the terrorist attacks on September 11, 2001, and its adverse impact on our cash flow from operations, our Board of Directors suspended our fourth-quarter 2001 and first and second-quarter 2002 dividends. In August 2002, our Board of Directors reinstated a dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter of 2002. Dividends have also been declared for the fourth quarter of 2002 and first quarter of 2003 at the same level. The fourth quarter dividend was paid in January and the first quarter dividend is scheduled to be paid May 1, 2003 to shareholders of record on March 31, 2003. While we are committed to a philosophy of regular quarterly dividends, the current economic and geopolitical environment may make it advisable to retain cash in order to enhance our liquidity going forward. Thus, the continuation of the common dividend at its current level will depend upon our performance which will be impacted by the economy and geopolitical events.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

      The following sets forth the securities authorized for issuance under our equity compensation plans as of December 31, 2002:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	839,139 *	$11.24 **	529,638
Equity compensation plans not approved by security holders	None	None	None

Total	839,139	$11.24	529,638

*	Includes 422,405 options which are exercisable as of December 31, 2002.

**	The weighted-average exercise price of the 422,405 exercisable options as of December 31, 2002 is $13.72.

(e) Sales of Unregistered Securities

      Not applicable.

(f) Use of Proceeds from Sales of Registered Securities

      Not applicable.

Item 6.	Selected Financial Data

      The following tables set forth selected historical operating and financial data for Boykin Lodging Company.

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The financial data related to 2002 is not directly comparable to the prior years as a result of the TRS transactions discussed in Item 1. Subsequent to the transactions, our financial results include the operating results of the hotels under the TRS structure whereas in prior years, only lease revenue was recorded for the properties.

BOYKIN LODGING COMPANY

SELECTED HISTORICAL OPERATING AND FINANCIAL DATA

(amounts in thousands, except for per share data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

OPERATING DATA:
Total revenues	$263,107	$78,653	$92,589	$85,302	$69,747

Real estate related depreciation and amortization	30,174	28,474	30,374	28,878	21,265
Property taxes, insurance, hotel operations, general and other	211,012	22,563	21,984	16,149	12,158
Impairment of real estate	—	24,000	7,000	—	—
Costs associated with termination of leases	—	15,000	—	—	—
Gain on property insurance recovery	—	—	(407)	—	—

Operating income (loss)	21,921	(11,384)	33,638	40,275	36,324

Other income	1,095	1,071	631	—	—
Interest income	357	409	531	857	375
Interest expense	(20,011)	(21,916)	(24,291)	(20,610)	(13,905)
Amortization of deferred financing costs	(2,182)	(1,205)	(1,242)	(798)	(593)
Minority interest in earnings (loss) of joint ventures and operating partnership	507	2,999	(919)	(1,625)	(2,059)
Equity in income (loss) of unconsolidated joint ventures	(2,040)	589	68	23	—

Income (loss) before gain (loss) on sale of assets, extraordinary item and cumulative effect of change in accounting principle	(353)	(29,437)	8,416	18,122	20,142
Gain (loss) on sale of assets	(18)	240	—	—	—

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(371)	(29,197)	8,416	18,122	20,142
Extraordinary item — loss on early extinguishment of debt, net of minority interest	—	—	(686)	—	(1,138)

Income (loss) before cumulative effect of change in accounting principle	(371)	(29,197)	7,730	18,122	19,004
Cumulative effect of change in accounting principle, net of minority interest	—	(373)	—	—	—

Net income (loss)	(371)	(29,570)	7,730	18,122	19,004

Preferred dividends	(1,109)	—	—	—	—

Net income (loss) applicable to common shareholders	$(1,480)	$(29,570)	$7,730	$18,122	$19,004

EARNINGS PER SHARE:
Net income (loss) applicable to common shareholders before extraordinary item and cumulative effect of change in accounting principle:
Basic	$(0.09)	$(1.70)	$0.49	$1.06	$1.32
Diluted	$(0.09)	$(1.70)	$0.49	$1.06	$1.32
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle:
Basic	$(0.09)	$(1.70)	$0.45	$1.06	$1.25
Diluted	$(0.09)	$(1.70)	$0.45	$1.06	$1.25
Net income (loss) applicable to common shareholders:
Basic	$(0.09)	$(1.72)	$0.45	$1.06	$1.25
Diluted	$(0.09)	$(1.72)	$0.45	$1.06	$1.25
Weighted average number of common shares outstanding:
Basic	17,248	17,176	17,137	17,063	15,252
Diluted	17,383	17,281	17,305	17,127	15,252
HISTORICAL BALANCE SHEET DATA:
Investment in hotel properties, net	$495,076	$520,484	$565,224	$584,875	$595,132
Total assets	575,509	559,218	600,593	606,103	615,062
Total debt	274,827	318,971	311,440	294,000	286,000
Minority interest	16,621	18,351	16,750	18,263	22,961
Shareholders’ equity	240,291	202,646	253,266	273,730	286,216

	Year Ended December 31,

	2002	2001	2000	1999	1998

OTHER DATA:
Funds from operations available to common shareholders(a) (c)	$29,393	$36,167	$46,005	$48,189	$42,805
Earnings before interest, taxes, depreciation and amortization (EBITDA) (b) (c)	$54,405	$60,639	$72,837	$69,785	$57,303
Net cash provided by operating activities	$39,188	$34,043	$43,400	$51,795	$39,960
Net cash used in investing activities	$(11,985)	$(14,798)	$(23,109)	$(26,480)	$(299,784)
Net cash (used in) provided by financing activities	$(5,360)	$(19,810)	$(20,087)	$(26,987)	$263,612
Cash dividends declared — common shares	$6,297	$19,030	$28,889	$32,260	$30,685
Weighted average number of common shares and units outstanding:
Basic	19,966	18,467	18,428	18,354	16,549
Diluted	20,101	18,572	18,596	18,418	16,549

(a)	The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and extraordinary items, plus real estate related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures.

We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us.

We believe that FFO is helpful as a measure of the performance of an equity REIT because it provides investors and management with another indication of the Company’s performance prior to deduction of real estate related depreciation and amortization.

The following is a reconciliation between net income (loss) and FFO (in thousands):

	2002	2001	2000	1999	1998

Net income (loss)	$(371)	$(29,570)	$7,730	$18,122	$19,004
Real estate related depreciation and amortization	30,174	28,474	30,374	28,878	21,265
Minority interest	(507)	(2,999)	919	1,625	2,059
Gain on property insurance recovery	—	—	(407)	—	—
Impairment of real estate	—	24,000	7,000	—	—
Costs associated with termination of leases	—	15,000	—	—	—
(Gain) loss on sale of assets	18	(240)	—	—	—
Cumulative effect of change in accounting principle	—	373	—	—	—
Extraordinary item	—	—	686	—	1,138
Equity in (income) loss of unconsolidated joint ventures	2,040	(589)	(68)	(23)	—
FFO adjustment related to joint ventures	(852)	1,718	(229)	(413)	(661)

Funds from operations	30,502	36,167	46,005	48,189	42,805

Preferred dividends	(1,109)	—	—	—	—

Funds from operations available to common shareholders	$29,393	$36,167	$46,005	$48,189	$42,805

(b)	We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT.

The following is a reconciliation between operating income (loss) and EBITDA (in thousands):

	2002	2001	2000	1999	1998

Operating income (loss)	$21,921	$(11,384)	$33,638	$40,275	$36,324
Other income	1,095	1,071	631	—	—
Interest income	357	409	531	857	375
Real estate related depreciation and amortization	30,174	28,474	30,374	28,878	21,265
Company’s share of EBITDA of unconsolidated joint ventures	1,030	2,784	1,428	317	—
EBITDA applicable to joint venture minority interest	(172)	285	(765)	(542)	(661)
Costs associated with termination of leases	—	15,000	—	—	—
Impairment of real estate	—	24,000	7,000	—	—

EBITDA	$54,405	$60,639	$72,837	$69,785	$57,303

(c)	Neither FFO nor EBITDA represent cash generated from operating activities as determined by GAAP and neither should be considered as an alternative to GAAP net income as an indication of the Company’s financial performance or to cash flow from operating activities as determined by GAAP as a measure of liquidity, nor is either indicative of funds available to fund cash needs, including the ability to make cash distributions. FFO and EBITDA may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Boykin’s Formation and Significant Events

      Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 13, 2003, Boykin Lodging Company has an 85.1% ownership interest in, is the sole general partner of and does all its business through the Partnership.

      Since our initial public offering, we have increased our portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

•	In October 2002, we completed a $45.3 million offering of 1,810,000 preferred depositary shares, each representing a 1/10 interest in one share of our 10 1/2% cumulative preferred shares and has a liquidation preference of $25 per share. Dividends are payable quarterly, upon authorization of the Board of Directors, at an annual rate of $2.625 per depositary share. The shares are listed on the New York Stock Exchange. Proceeds from the offering were used to reduce outstanding indebtedness.

•	We currently have strategic alliances with four hotel operators and own four hotels with them through joint venture structures. In 1999, we also formed a joint venture with AEW Partners III, L.P. (“AEW”) and, through that joint venture we purchased a hotel located in downtown Chicago.

•	At the end of 2002, we had $274.8 million of debt outstanding under various debt instruments.

•	Effective January 1, 2002, we took advantage of the restructuring available under the REIT Modernization Act and acquired leasehold interests in 28 hotels from two of our operators. During 2002, we acquired the leasehold interest in yet another property. Following these transactions, all but one of our hotels are operated under the taxable REIT subsidiary (“TRS”) structure whereby the hotels are leased to a wholly owned subsidiary of the Partnership.

      At the end of 2002, we owned interests in 33 hotels containing a total of 9,252 guestrooms located in 19 different states. During February 2003, we sold the Knoxville Hilton and Lake Norman Hampton Inn. Therefore, as of March 13, 2003, we own interests in 31 hotels containing 8,800 guestrooms located in 18 states.

Critical Accounting Policies

      The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results include the following:

•	Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from 10 to 35 years for buildings and improvements and three to 20 years for furniture and equipment.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

There were no charges recorded for impairment of real estate in 2002. In 2001 and 2000, we recorded charges of $24.0 million and $7.0 million, respectively, for impairment of real estate on the carrying value of several hotels due to their book value exceeding their net realizable value. We do not believe that there are any factors or circumstances indicating impairment of any other of our investments in hotel properties at this time.

We estimate the fair market values of our properties through cash flow analysis taking into account each property’s expected cash flow generated from operations, holding period and ultimate proceeds from disposition. In projecting the expected cash flows from operations of the asset, we base our estimates on future projected earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and deduct expected capital expenditure requirements. We then apply growth assumptions to project these amounts over the expected holding period of the asset. Our growth assumptions are based on estimated changes in room rates and expenses and the demand for lodging at our properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are judgmentally determined based on a combination of anticipated cash flow in the year of disposition, terminal capitalization rate, ratio of selling price to gross hotel revenues and selling price per room.

If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks set forth under Items 1(c) and 7 of this Form 10-K.

•	Revenue recognition

        Hotel revenues — Hotel revenues including room, food, beverage and other hotel revenues are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Lease revenue — Through December 31, 2001, our principal source of revenue was lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels.

Sales of condominium units — During 2001, we completed a renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated units are being sold as Sanibel View Villas Condominiums, with the expectation that the unit owners will make their units available to us by contract for rental as hotel rooms. The revenue related to the sales of these units is recorded upon closing of the sale. As of December 31, 2002, we had closed on the sale of 40 of the units within the tower. As of December 31, 2002, all of the Sanibel View unit owners have contracted with us to allow their unused room nights to be rented out as hotel rooms. The related gross rental income generated by these units is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of their contracts, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. Any unsold units are also being rented out as hotel rooms.

With regard to the White Sand Villa project which was commenced during 2002, revenue will be recorded on the sale of the units under the percentage of completion method of accounting after the project meets certain required criteria. The appropriate criteria had not been met as of December 31, 2002.

•	Income Tax Valuation Allowance. Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2002, Boykin’s TRSs have a deferred tax asset of approximately $1,400,000, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of the TRSs and their subsidiaries. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

      Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included within this Form 10-K.

Results of Operations

      We are reporting the hotel operating revenues and expenses with respect to the hotels included within the TRS transactions discussed above beginning with their respective effective dates, whereas in the past, we reported percentage lease revenue. As a result, the results of operations for 2002 are not directly comparable to the actual results for the same periods in 2001 and 2000.

Results of Operations Year Ended December 31, 2002 Compared to Pro Forma 2001

      For year ended December 31, 2002, the Company’s net loss applicable to common shareholders totaled $1.5 million or $0.09 per fully-diluted share compared with the same period last year when pro forma net loss totaled $15.4 million, or $0.90 per share.

      Revenues for the year ended December 31, 2002 were $263.1 million, compared with pro forma revenues of $262.2 million for the same period last year. Hotel revenues were $249.7 million for the year ended December 31, 2002 compared with pro forma hotel revenues of $256.2 million for the same period last year. The decreasing hotel revenues can be attributed to the general softening in the economy and the continued impact on the travel industry from the aftermath of the terrorist attacks and the current political environment. The following table sets forth the full year operating data of the 30 consolidated properties that were operated under the TRS structure as of December 31, 2002:

	Average Daily Rate (“ADR”)			Occupancy			RevPAR

	2002	2001	% Chg	2002	2001	% Chg	2002	2001	% Chg

30 consolidated hotels operated by a TRS	$89.54	$92.49	(3.2)%	61.3%	61.8%	(0.8)%	$54.88	$57.14	(4.0)%

      Lease revenues decreased approximately $1.3 million primarily as a result of Marriott’s Hunt Valley Inn converting to the TRS structure effective September 1, 2002. As such, the current year only includes eight months of lease revenue related to that hotel versus a full year for pro forma 2001.

      Included in 2002 revenues is approximately $8.7 million related to the sales of 40 Sanibel View Villas units during the year. The renovation and conversion of the Sanibel View building to condominiums was completed in late 2001, therefore, no sales had occurred in the prior year. The related costs of the units sold during 2002 totaled $6.5 million and are recorded as such within the financial statements.

      For those consolidated hotels operated under the TRS structure as of December 31, 2002, the gross operating profit after management fees subsequent to the respective dates of the TRS transactions averaged 26.4%, compared with 27.1% on a pro forma basis for the previous year. In 2002 we were faced with continued increases in the cost of workers’ compensation insurance and utilities as well as the need to reserve approximately $0.3 million of outstanding United Airlines receivables at the time of their parent company’s, UAL Corp., bankruptcy filing.

      We experienced a $1.7 million acceleration in depreciation expense during 2002 related to the removal of cottages from the Pink Shell Beach Resort property to make way for the White Sand Villas development project.

      In 2001, management identified changes in circumstances which indicated that the carrying value of certain properties were impaired, and accordingly recorded a $24.0 million non-cash charge related to eight specific properties. Management did not identify any similar instances and therefore did not take any impairment charges related to any of its properties during 2002.

      During 2002, there was a significant decrease in the weighted average interest rate on our outstanding debt. Additionally, in October, we repaid the entire outstanding balance of our $65.0 million credit facility and approximately $3.0 million of the $45.0 million term note with the proceeds from our preferred depositary share offering. These factors resulted in an overall decrease in interest expense of $1.9 million from 2001.

      Amortization of deferred financing costs increased $1.0 million over prior year primarily as a result of the additional financing costs incurred for our March 2002 amendments of the $65.0 million line of credit and the $45.0 million term loan.

      Our equity loss in our unconsolidated joint ventures totaled $2.0 million in 2002 versus income of $0.3 million for the prior year pro forma period. The change primarily resulted from the impact of the renovation on the operating results of our newly repositioned and renamed Hotel 71 in downtown Chicago. The guestroom portion of the renovation was completed late in the third quarter of 2002.

      Approximately $1.1 million of dividends related to the outstanding preferred depositary shares were declared in 2002; those dividends reduced net income applicable to common shareholders. As the preferred shares were issued during 2002, there was no similar deduction for the year earlier period.

      For the full year 2002, funds from operations applicable to common shareholders (“FFO”) of $29.4 million was below the pro forma $35.4 million reported for the same period last year. On a fully-diluted basis, the full year 2002 FFO declined to $1.46 per share compared with last year’s pro forma FFO of $1.77 per share. For a detailed definition of FFO, reconciliation of net income (loss) to FFO and discussion of why we believe FFO is a useful measure of a REIT’s financial performance, please see Item 6 “Selected Financial Data.”

Results of Operations Year Ended December 31, 2002 Compared to Actual 2001

      Total revenues increased to $263.1 million from $78.7 million and hotel revenues increased to $249.7 million from $6.7 million, primarily as a result of the TRS transaction discussed earlier.

      Lease revenue decreased to $4.7 million versus $72.0 million for 2001 because there were only two hotels which were not under the TRS structure during 2002. After the implementation of this structure at our Marriott’s Hunt Valley Inn property effective September 1, 2002, there was only one property, Hampton Inn San Diego Airport/ Sea World, which was not under the TRS structure and was therefore generating lease revenues.

      Please refer to the “Year Ended December 31, 2002 Compared to Pro Forma 2001” section for discussion regarding changes in revenues from sale of condominium units and the related cost of units sold.

      Similar to total revenues, total operating expenses increased substantially to $241.2 million for 2002 versus $90.0 million for 2001. Hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, increased to $183.6 million from $5.4 million in the prior year due to the inclusion of the results of the 29 properties for which we acquired leasehold interests in connection with the TRS transactions. Property taxes, insurance and other expense increased $3.3 million over prior year due to increases in property and casualty insurance rates and the inclusion of related costs at the hotel property level in our operating results under the TRS structure. We incurred charges of $15.0 million, $11.4 million being non-cash, during 2001 relating to the acquisition and termination of the percentage leases and related transaction costs to implement the TRS structure. Such costs were not incurred during 2002. Please refer to the “Year Ended December 31, 2002 Compared to Pro Forma 2001” section above for discussion regarding the impairment charges incurred during 2001 and the increase in depreciation.

      Other items which had significant changes over the prior year include interest expense, amortization of deferred financing costs, our equity in the income (loss) of unconsolidated joint ventures and the declaration of preferred dividends. For detailed discussion regarding these changes, please see the “Year Ended December 31, 2002 Compared to Pro Forma 2001” section above.

      Based upon the above, 2002 had a net loss applicable to common shareholders of $1.5 million compared to the $29.6 million loss for the same period last year.

      Our FFO for 2002 was $29.4 million compared to $36.2 million in 2001.

Actual Results of Operations Year Ended December 31, 2001 Compared to Year Ended 2000

      For the year ended December 31, 2001, our net loss totaled $29.6 million versus net income of $7.7 million in 2000.

      Our percentage lease revenue decreased to $72.0 million from $85.9 million in 2000 due to the decrease in consolidated hotel revenues. Our percentage lease revenue was driven by hotel revenues which were, in turn, driven by ADR, occupancy, and RevPAR. The following table sets forth the operating data of the hotels owned by us as of December 31, 2001 (including those owned by unconsolidated joint ventures), without regard to when we acquired the hotels.

	ADR			Occupancy			RevPAR

	2001	2000	% Chg	2001	2000	% Chg	2001	2000	% Chg

All Hotels (33 Hotels)(a)	$93.82	$95.05	(1.3)%	62.2%	67.4%	(7.7)%	$58.30	$64.04	(9.0)%
Comparable Hotels (30 Hotels)(b)	$93.60	$94.46	(0.9)%	62.2%	67.5%	(7.9)%	$58.25	$63.73	(8.6)%

(a)	Includes all hotels we owned at the end of 2001, including predecessors’ results.

(b)	Includes hotels we owned in both periods.

      The decrease in hotel revenues from the prior year, and resultant decrease in our lease revenues, resulted from the weak hotel operating environment. During the first eight months of 2001, lodging demand declined modestly due to the softening economy; following September 11, 2001, the decline in demand was more severe.

Another factor contributing to the decrease in revenues was the sale of the Daytona Beach Radisson Resort in January 2001, which generated lease revenues of $1.7 million in 2000. Additionally, in February 2000, we took over the Radisson Hotel Mt. Laurel. In 2000, we recorded lease revenue of $0.3 million related to Mt. Laurel. Since the take over and throughout 2001, instead of percentage lease revenues, Mt. Laurel’s hotel revenues and expenses are reflected in the results of operations.

      Operating expenses increased to $90.0 million from $59.0 million in 2000 due to a one-time $15.0 million charge related to the acquisition and termination of 28 leasehold interests, of which $11.4 million was non-cash; a $24.0 million non-cash impairment charge to reduce the carrying value of eight properties to their estimated fair value (during 2000, the non-cash impairment charges totaled $7.0 million); all offset by a $1.9 million decrease in real estate related depreciation primarily related to three assets for which no depreciation was charged while they were classified as held for sale through the first three quarters of 2001 and the sale of the Daytona property in January 2001 for which approximately $0.5 million of depreciation was recorded in 2000.

      Other items which lead to the change to the net loss in 2001 included a $2.4 million decrease in interest expense due to significant decreases in interest rates on outstanding borrowings and the non-recurring $0.7 million extraordinary loss on extinguishment of debt in 2000 offset by a charge of $0.4 million for the cumulative effect of a change in accounting principle related to the write-down of a derivative asset pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133.

      Our FFO in 2001 was $36.2 million compared to $46.0 million in 2000.

Liquidity and Capital Resources

      Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of Partnership’s cash flow from the operations of the hotels. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists that cause public concern about travel safety.

      In October 2002, we completed an underwritten public offering of 1,800,000 depositary shares, each share representing 1/10 of a share of our 10  1/2% Class A Cumulative Preferred Shares, Series 2002-A (Liquidation Preference $25 per depositary share). An additional 10,000 depositary shares were issued to cover over-allotments. Net proceeds after underwriting discounts and commissions were used to repay the entire outstanding balance on our credit facility and reduce the outstanding balance on the $45.0 million term loan to just under $42.0 million. Annual dividends of $2.625 per depositary share are payable quarterly upon the authorization of the Board of Directors. The shares are listed on the New York Stock Exchange. We own a corresponding Series A Preferred equity interest in the Partnership that entitles us to income and distributions in amounts equal to the dividends payable on the Company’s Series A Preferred shares.

      As of December 31, 2002, we had $25.5 million of unrestricted cash and cash equivalents and $13.5 million of restricted cash for the payment of capital expenditures, real estate tax and insurance, and deposits received on pre-sales of White Sand Villas condominium units. There were outstanding borrowings totaling $274.8 million against our term notes payable at year end. Proceeds from two property sales in February 2003 allowed for additional repayment of approximately $14.3 million on the $108.0 million term note payable, thereby reducing the outstanding balance to $93.7 million. We have not drawn on our credit facility since the October repayment.

      We have a $65.0 million credit facility to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. For information relating to the terms of our credit facility and our $130.0 million, $45.0 million, and $108.0 million term notes payable, please see Notes 4 and 5, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-K.

      Our $130.0 million and $108.0 million term notes payable are property-specific mortgages and pose no covenant compliance issues. The credit facility and the $45.0 million term note contain covenant formulas regarding our overall leverage and debt service coverage. In March 2002, we amended both debt facilities in order to, among other things, ease the leverage and debt service coverage covenants.

      In January 2003, our credit facility and the $45.0 million term note were amended to provide us greater latitude in making capital expenditures and acquisitions, and to moderately tighten our financial covenants. Specifically, we are entitled to use up to $50.0 million of proceeds under our credit facility for new acquisitions, and our capital expenditures for 2003 are now limited to 12.5% of our total hotel revenues. In addition, dividends on our common shares cannot exceed the lesser of 50% of our trailing twelve months FFO or $3.8 million per quarter, subject to certain exceptions, one being that we are entitled to distribute up to 100% of REIT taxable income. Based upon our current RevPAR and cash flow expectations, we expect to be in compliance with our covenants under the amended facilities through their July 2003 maturity. We can give no assurance that our actual results will not differ materially from our expectations.

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

      Due to our desire to maintain liquidity in the challenging hotel environment following September 2001, our Board of Directors suspended the regular quarterly dividend in the fourth quarter of 2001. In August 2002, the Board of Directors reinstated a regular quarterly dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter. Dividends have also been declared for the fourth quarter 2002 and first quarter 2003 at the same level. The fourth quarter dividend was paid in January and the first quarter dividend is scheduled to be paid May 1, 2003 to shareholders of record March 31, 2003. While we are committed to a philosophy of regular quarterly dividends, the current economic and geopolitical environment may make it advisable to retain cash in order to enhance our liquidity going forward. Additionally, we are limited by the terms of our amended credit agreement to only distribute 50% of our trailing twelve months FFO through common share dividends. Thus, while we expect to continue to pay a regular quarterly dividend on our preferred shares, the continuation of the common dividend at its current level will depend upon the effect of the economy and geopolitical events on our performance.

      In 2003, we expect to spend approximately $30 million related to capital expenditures at our hotels, excluding the Pink Shell Beach Resort project discussed below. This amount includes planned refurbishments and replacements at selected existing hotels as well as revenue generating projects, such as the development of ancillary conference centers within certain properties. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit to fund our 2003 renovations.

      We are proceeding with the expansion project at the Pink Shell Beach Resort, which will add 39 rooms to the resort. The project includes demolishing 53 cottage units (38 of which have already been removed) and constructing a new 92-unit tower called White Sand Villas, which will significantly upgrade the character of the resort. The units in the tower will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract, which will provide us with continuing fee income. Total construction costs of the condominium tower are estimated to be approximately $28.0 million with a scheduled completion date during the fourth quarter of 2003. Approximately $3.6 million had been spent through December 31, 2002. To finance the construction of the White Sand Villas, in January 2003 we closed on a $23.3 million construction loan which is secured by the project. The loan bears interest at a rate that floats at LIBOR plus 250 basis points and is secured by the project. While the loan matures in January 2005, it requires principal payments upon closing the sales of the units. The remaining funding of construction costs will be provided by deposits already collected on pre-sales of the condominium units.

      We have an active shelf registration statement with the Securities and Exchange Commission for the issuance of up to $142.3 million in securities. Securities issued under this registration statement may be preferred shares, depositary shares, common shares or any combination thereof, and may be issued at different times, depending on market conditions. Warrants to purchase these securities may also be issued. The terms of issuance of any securities covered by this registration statement would be determined at the time of their offering. No assurance can be made as to the availability of such capital.

Inflation

      Operators of hotels in general can change room rates quickly, but competitive pressures may limit the operators’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

Seasonality

      Our hotels’ operations historically have been seasonal. The four hotels located in Florida experience their highest occupancy in the first quarter, while the remaining hotels maintain high occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly operating results and cash flow received from hotel operations.

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

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The provisions of SFAS No. 144 are effective for us beginning in 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also established a single accounting model for long-lived assets to be disposed of by sale. The statement did not have a material effect on the financial condition or results of operations for 2002; however, as we sold these hotel properties in 2003, the properties’ results of operations will be retroactively disclosed separately as discontinued operations in our financial statements going forward.

      In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction” (“APB Opinion 30”)) not be treated as extraordinary items. Any gains or losses on extinguishments of debt formerly classified as extraordinary and not meeting the criteria for extraordinary classification as defined in APB Opinion 30 shall be reclassified. The statement is not expected to have a material effect on our financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, we have not entered into any guarantees.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123”. Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Adoption is not expected to have a material effect on our financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $65.0 million secured credit facility (no amounts outstanding as of December 31, 2002), the remaining balance on our $45.0 million secured term loan, our $108.0 million secured term loan and our share of floating rate debt under our unconsolidated joint ventures of $24.6 million at year end.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83.0 million of our floating rate debt that fixes the overall interest rate on this debt at 7.32% through July 2003. Approximately 76% of our outstanding debt at December 31, 2002 is fixed-rate in nature, compared with 66% at the end of 2001. The weighted average interest rate of our variable rate debt was 4.5% as of December 31, 2002.

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

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.2 million, based upon the balances outstanding on our variable rate instruments at December 31, 2002.

Item 8.	Consolidated Financial Statements and Supplemental Data

      See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective April 17, 2002, the Board of Directors dismissed Arthur Andersen, LLP (“Andersen”) as the Company’s independent accountant. The Audit Committee of the Board of Directors did not consider the recommendation to change accountants because the change was considered and approved by the entire Board of Directors. On April 17, 2002, Deloitte & Touche LLP (“Deloitte”) was engaged as the Company’s new independent accountant.

      The reports of Andersen on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2001, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Andersen would have caused Andersen to make reference to the matter in its report; and there were no reportable events as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K. Attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2002 is a copy of Andersen’s letter, dated April 19, 2002, stating that it agrees with the above statements.

      During the two most recent fiscal years and their subsequent interim period through April 22, 2002, neither the Company nor anyone on behalf of the Company consulted with Deloitte regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or on any matter considered important by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(v)(iv) of Regulation S-K, or any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12, other than the information required by Item 201(d) of Regulation S-K is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003. The information required by Item 201(d) of Regulation S-K is set forth in section (d) of Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003.

Item 14.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14). Based upon their evaluation as of a date within 90 days of the filing date of this annual report, they have concluded that our disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Controls

      There have not been any significant changes within our internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) See page F-1 for an index to financial statements and required schedules.All other financial statement schedules within the provisions of Regulation S-X that are not listed in the index are either not required to be included under the related instructions or are not applicable or the appropriate information is included in the notes to the consolidated financial statements and therefore, have been omitted.

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(i)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan*
10.4	(b)	Directors’ Deferred Compensation Plan*
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin*
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10.12	(d)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999
10.13	(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.14	(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10.15	(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10.16	(f)	Key Employee Severance Plan*
10.17	(f)	Form of Severance Agreement*
10.18	(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10.19	(g)	Form of Hotel Management Agreement*
10.20	(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.21		Description of Employment Arrangement between the Company and Shereen P. Jones*
12		Statement re Computation of Ratios
16.1	(h)	Letter of Arthur Andersen LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant

Exhibits

23.1	Independent Auditors’ Consent

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on April 22, 2002.

(i)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On October 4, 2002, Boykin filed a Current Report on Form 8-K related to the submission of the forms of preferred share certificate and depositary share certificate and Underwriting Agreement and Deposit Agreement related to the Company’s October 2002 preferred share offering as well as the Third Amended and Restated Limited Partnership Agreement of Boykin Hotel Properties L.P.

BOYKIN LODGING COMPANY

AS OF DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Boykin Lodging Company:

      We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

Deloitte & Touche LLP

Cleveland, Ohio
February 26, 2003

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2001

(dollar amounts in thousands)

	2002	2001

ASSETS
Investment in hotel properties	$630,672	$629,203
Accumulated depreciation	(135,596)	(108,719)

Investment in hotel properties, net	495,076	520,484
Cash and cash equivalents	25,453	3,610
Restricted cash	13,492	9,423
Accounts receivable, net of allowance for doubtful accounts of $421 as of December 31, 2002	9,474	—
Receivable from related party related to lease terminations	6	2,008
Rent receivable from lessees	154	1,459
Inventories	2,124	—
Deferred financing costs and other, net	3,147	4,588
Investment in unconsolidated joint ventures	17,156	14,973
Other assets	9,427	2,673

	$575,509	$559,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$—	$39,000
Term notes payable	274,827	279,971
Accounts payable and accrued expenses	38,742	15,239
Dividends/distributions payable	4,747	—
Net liabilities assumed in connection with termination of leases	—	3,515
Due to lessees	281	496
Minority interest in joint ventures	2,419	2,530
Minority interest in operating partnership	14,202	15,821

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares and no shares issued and outstanding as of December 31, 2002 and 2001, respectively	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,276,407 and 17,191,954 shares outstanding at December 31, 2002 and 2001, respectively	—	—
Additional paid-in capital	356,228	312,171
Distributions in excess of income	(112,970)	(105,193)
Other comprehensive loss	(1,773)	(2,838)
Unearned compensation — restricted shares	(1,194)	(1,494)

Total shareholders’ equity	240,291	202,646

	$575,509	$559,218

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(amounts in thousands, except for per share data)

	2002	2001	2000

Revenues:
Hotel revenues:
Rooms	$161,300	$4,315	$4,497
Food and beverage	73,903	2,051	1,890
Other	14,459	297	348

Total hotel revenues	249,662	6,663	6,735
Lease revenue	4,730	71,990	85,854
Sales of condominium units	8,715	—	—

Total revenues	263,107	78,653	92,589

Expenses:
Hotel operating expenses:
Rooms	40,670	1,121	1,200
Food and beverage	51,292	1,422	1,393
Other direct	8,455	157	184
Indirect	76,024	2,511	2,442
Management fees	7,205	200	202
Property taxes, insurance and other	14,178	10,922	10,714
Cost of sales of condominium units	6,474	—	—
Real estate related depreciation and amortization	30,174	28,474	30,374
Corporate general and administrative	6,714	6,230	5,849
Gain on property insurance recovery	—	—	(407)
Impairment of real estate	—	24,000	7,000
Costs associated with termination of leases	—	15,000	—

Total operating expenses	241,186	90,037	58,951

Operating income (loss)	21,921	(11,384)	33,638

Interest income	357	409	531
Other income	1,095	1,071	631
Interest expense	(20,011)	(21,916)	(24,291)
Amortization of deferred financing costs	(2,182)	(1,205)	(1,242)
Minority interest in earnings (loss) of joint ventures	(133)	193	(534)
Minority interest in earnings (loss) of operating partnership	640	2,806	(385)
Equity in income (loss) of unconsolidated joint ventures	(2,040)	589	68

Income (loss) before gain (loss) on sale of assets, extraordinary item and cumulative effect of change in accounting principle	(353)	(29,437)	8,416
Gain (loss) on sale of assets	(18)	240	—

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(371)	(29,197)	8,416
Extraordinary item — loss on early extinguishment of debt, net of minority interest of $59	—	—	(686)

Income (loss) before cumulative effect of change in accounting principle	(371)	(29,197)	7,730
Cumulative effect of change in accounting principle, net of minority interest of $32	—	(373)	—
Net income (loss)	$(371)	$(29,570)	$7,730

Preferred dividends	(1,109)	—	—

Net income (loss) applicable to common shareholders	$(1,480)	$(29,570)	$7,730

Net income (loss) per share applicable to common shareholders before extraordinary item and cumulative effect of change in accounting principle
Basic	$(0.09)	$(1.70)	$0.49
Diluted	$(0.09)	$(1.70)	$0.49
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle
Basic	$(0.09)	$(1.70)	$0.45
Diluted	$(0.09)	$(1.70)	$0.45
Net income (loss) per share applicable to common shareholders
Basic	$(0.09)	$(1.72)	$0.45
Diluted	$(0.09)	$(1.72)	$0.45
Weighted average number of common shares outstanding
Basic	17,248	17,176	17,137
Diluted	17,383	17,281	17,305

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(dollar amounts in thousands)

			Additional	Distributions	Other
	Preferred	Common	Paid-In	In Excess of	Comprehensive	Unearned
	Shares	Shares	Capital	Income	Gain/(Loss)	Compensation	Total

Balance at January 1, 2000	—	17,106,242	$310,396	$(35,434)	$—	$(1,232)	$273,730
Issuance of common shares, net of offering expenses of $31	—	40,696	1,097	—	—	(865)	232
Dividends declared — $1.67 per common share	—	—	—	(28,889)	—	—	(28,889)
Amortization of unearned compensation	—	—	—	—	—	463	463
Net income	—	—	—	7,730	—	—	7,730

Balance at December 31, 2000	—	17,146,938	311,493	(56,593)	—	(1,634)	253,266
Issuance of common shares, net of offering expenses of $6	—	45,016	678	—	—	(449)	229
Dividends declared — $1.10 per common share	—	—	—	(19,030)	—	—	(19,030)
Amortization of unearned compensation	—	—	—	—	—	589	589
Net loss	—	—	—	(29,570)	—	—	(29,570)
Other comprehensive loss – net unrealized loss on interest rate swap	—	—	—	—	(2,838)	—	(2,838)

Total comprehensive loss	—	—	—	—	—	—	(32,408)

Balance at December 31, 2001	—	17,191,954	312,171	(105,193)	(2,838)	(1,494)	202,646
Issuance of common shares, net of offering expenses of $3	—	104,461	1,126	—	—	(692)	434
Issuance of preferred shares, net of offering expenses of $2,016	181,000	—	43,234	—	—	—	43,234
Common share purchases for treasury	—	(20,008)	(303)	—	—	—	(303)
Dividends declared
— $0.36 per common share	—	—	—	(6,297)	—	—	(6,297)
— $6.125 per Class A preferred share	—	—	—	(1,109)	—	—	(1,109)
Amortization of unearned compensation	—	—	—	—	—	992	992
Net loss	—	—	—	(371)	—	—	(371)
Other comprehensive income
— Net unrealized gain on interest rate swap	—	—	—	—	1,065	—	1,065

Total comprehensive income	—	—	—	—	—	—	694

Balance at December 31, 2002	181,000	17,276,407	$356,228	$(112,970)	$(1,773)	$(1,194)	$240,291

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(amounts in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(371)	$(29,570)	$7,730
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities —
Cumulative effect of change in accounting principle	—	373	—
Extraordinary item — loss on early extinguishment of debt	—	—	686
(Gain) loss on sale of assets	18	(240)	—
Gain on property insurance recovery	—	—	(407)
Non-cash charges associated with termination of leases	—	11,394	—
Impairment of real estate	—	24,000	7,000
Depreciation and amortization	32,356	29,679	31,616
Amortization of unearned compensation	992	589	463
Equity in (income) loss of unconsolidated joint ventures	2,040	(589)	(68)
Minority interests	(507)	(2,999)	919
Changes in assets and liabilities —
Accounts receivable and inventories	266	—	—
Restricted cash	(4,069)	(2,389)	(3,462)
Accounts payable and accrued expenses	1,321	2,868	734
Amounts due to/from lessees	3,092	1,415	(372)
Other	4,050	(488)	(1,439)

Net cash flow provided by operating activities	39,188	34,043	43,400

Cash flows from investing activities:
Cash assumed in connection with termination of leases	5,765	—	—
Investment in unconsolidated joint ventures	(4,408)	(5,510)	(6,270)
Distributions received from unconsolidated joint ventures	148	1,380	406
Improvements and additions to hotel properties, net	(13,490)	(23,042)	(18,431)
Net proceeds from sale of asset	—	12,374	—
Net proceeds from property insurance recovery	—	—	1,186

Net cash flow used in investing activities	(11,985)	(14,798)	(23,109)

Cash flows from financing activities:
Payments of dividends and distributions	(3,638)	(27,234)	(32,954)
Net borrowings (repayments) against credit facility	(39,000)	9,500	(89,500)
Term note borrowings	—	—	108,000
Repayment of term note	(5,144)	(1,969)	(1,060)
Payment of deferred financing costs	(830)	—	(4,588)
Net proceeds from issuance of preferred shares	43,234	—	—
Net proceeds from issuance of common shares	434	229	232
Cash payment for common share purchases	(172)	—	—
Distributions to joint venture minority interest partners, net	(244)	(336)	(217)

Net cash flow used in financing activities	(5,360)	(19,810)	(20,087)

Net change in cash and cash equivalents	$21,843	$(565)	$204
Cash and cash equivalents, beginning of year	3,610	4,175	3,971

Cash and cash equivalents, end of year	$25,453	$3,610	$4,175

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(dollar amounts in thousands except per share data)

1.	Background:

      Boykin Lodging Company (“Boykin”) is a real estate investment trust (“REIT”) that owns hotels throughout the United States. As of December 31, 2002, Boykin owned interests in 33 hotels containing a total of 9,252 guestrooms located in 19 states, 31 of which are affiliated with nationally-recognized franchisors. Boykin’s largest franchise affiliation is with Doubletree®. Boykin owns 12 Doubletree hotels in eight states, which account for roughly 40% of the total rooms in Boykin’s portfolio. Other brands that Boykin is affiliated with include Hilton®, Marriott® and Radisson®.

      The operations of the hotels have historically been seasonal. Twenty-nine hotels historically maintained higher occupancy rates during the second and third quarters while the four hotels located in Florida have historically experienced their highest occupancy in the first quarter.

Formation

      Boykin was formed and completed an initial public offering (the “IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of December 31, 2002, Boykin Lodging Company had an 85.1% ownership interest in and is the sole general partner of the Partnership.

      Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

      As of December 31, 2002, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 19 of the 33 hotels in which Boykin has ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%) and his brother, John E. Boykin (46.2%).

Taxable REIT Subsidiary Transactions

      The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit REITs, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Boykin implemented this structure for the properties previously leased to BMC and certain of its subsidiaries and Interstate Hotels and Resorts (“Interstate”) effective January 1, 2002.

      In conjunction with the transaction, the Partnership acquired 16 subsidiaries of BMC. The Partnership acquired these entities, whose primary assets were leasehold interests in 25 hotel properties owned by the Partnership, and certain working capital assets and liabilities of those hotels, for consideration comprised of 1,427,142 limited partnership units valued at $11.4 million (based upon the average closing price of the common shares for the five-day period prior to the closing of the transaction), and the assumption of $1.6 million of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries (See Note 7). The Partnership then contributed the acquired subsidiaries to Bellboy, Inc. (“Bellboy”), a wholly owned subsidiary of the Partnership. Bellboy has elected to be treated as a TRS.

      Effective December 31, 2001, Boykin terminated percentage lease agreements with affiliates of Interstate for two hotel properties owned by Boykin. These hotel properties were re-leased to subsidiaries of Bellboy. An Interstate affiliate also assigned a percentage lease agreement for a third hotel property Boykin owns to a

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

subsidiary of Bellboy. As part of the transaction with Interstate, Interstate also assigned to Boykin its 20% equity interest in the joint venture that owns the Kansas City Doubletree hotel, and certain personal property it owned at the Pink Shell Beach Resort.

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

      Boykin later exercised its option to cancel the management agreements with Interstate for the Kansas City Doubletree Hotel and the Pink Shell Beach Resort. Effective October 24, 2002, BMC began managing the hotels under new management agreements. The new management agreement related to the Kansas City property is for a term of five years and is cancelable by Boykin without penalty upon 90 days notice. The new agreement related to the Pink Shell Beach Resort is for a term of ten years and provides for certain liquidated damages in the event of early termination.

      Westboy, now a subsidiary of Bellboy, leases ten Doubletree branded hotels from Boykin. Westboy is party to an existing long-term management agreement with a subsidiary of Hilton Hotels Corporation (“Hilton”) to operate these hotels. This management agreement has an initial term which expires in April 2012 and Hilton has renewal options to extend the term. Except with respect to the three Doubletree hotels located in the state of Washington, the agreement with Hilton may not be terminated without penalty.

      Boykin owns Marriott’s Hunt Valley Inn through a joint venture with Davidson Hotel Company (“Davidson”). The joint venture formed a new subsidiary, Hunt Valley Leasing, Inc. (“Hunt Valley”) effective September 1, 2002, which qualifies as a TRS, to lease the hotel. Davidson continues to manage the hotel under a new management agreement which was also effective September 1, 2002.

      Subsequent to this most recent transaction, all but one of the 33 hotel properties Boykin owned an interest in as of December 31, 2002 were operated under the TRS structure.

      As a result of the TRS transactions discussed above, from the effective date of each transaction going forward, the consolidated financial statements include the operating results of the consolidated hotels operated by BMC, Hilton, Interstate and Davidson, as applicable. Previously, revenues were derived primarily from lease payments which were made out of the net operating income of the properties; now revenues are generated from total revenues from the properties with the related operating expenses also being reported.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidated Joint Ventures

      As of December 31, 2002, Boykin had strategic alliances with three hotel operators and owned three hotels with them through consolidated joint venture structures. The following table sets forth the joint ventures established with these hotel operators:

		Boykin	JV
	JV	Ownership	Ownership	Hotel Owned	Date of Hotel
Name of Joint Venture	Partner	Percentage	Percentage	Under Joint Venture	Purchase

BoyStar Ventures, L.P.	Interstate	91%	9%	Holiday Inn Minneapolis West	July 1997
Shawan Road Hotel L.P.	Davidson	91%	9%	Marriott’s Hunt Valley Inn	July 1997
Boykin San Diego LLC	Outrigger	91%	9%	Hampton Inn San Diego Airport/Sea World	November 1997

      In 2001, Interstate assigned their 20% ownership interest in Boykin Kansas City LLC, which owns the Doubletree Kansas City hotel, to Boykin. The elimination of Interstate’s minority interest in the hotel was accounted for as a $5,029 reduction in the value of the building as of the date of assignment. After the transfer, Boykin owned 100% of Boykin Kansas City LLC.

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

      In July 2001, Boykin formed a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. Boykin has a 50% ownership interest in the joint venture, which acquired a full-service hotel in Lyndhurst, New Jersey.

      Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method. Refer to Note 8 for further discussions of the aforementioned joint venture with AEW.

      Boykin’s carrying value of its investments in these joint ventures differs from its share of the partnership equity reported in the balance sheets of the unconsolidated joint ventures due to Boykin’s cost of its investment in excess of the historical net book values related to the direct investment in Boykin Chicago, LLC. Boykin’s additional basis is allocated to depreciable assets and is recognized on a straight line basis over 30 years.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table sets forth the total assets, liabilities, revenues and net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002:

	Boykin/AEW			Boykin/Concord
	December 31,			December 31,

	2002	2001	2000	2002	2001	2000

Total assets	$70,058	$57,556		$23,762	$21,463
Total liabilities	39,941	33,012		17,494	14,748
Equity	30,117	24,544		6,268	6,715

Boykin’s share of equity	12,992	10,547		3,134	3,358
Boykin’s additional basis in Boykin Chicago, LLC	1,030	1,068

Investment in unconsolidated joint venture	$14,022	$11,615		$3,134	$3,358

Revenues	$10,056	$11,066	$7,004	$5,531	$1,513
Net income (loss)	(4,169)	1,645	57	(448)	(285)
Boykin’s share of net income (loss)	(1,816)	731	68	(224)	(142)

2.	Summary of Significant Accounting Policies:

Basis of Presentation

      The separate financial statements of Boykin, the Partnership, Bellboy, Hunt Valley and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

Investment in Hotel Properties

      Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from 10 to 35 years for buildings and improvements and three to 20 years for furniture and equipment.

      Investment in hotel properties as of December 31, 2002 and 2001 consisted of the following:

	2002	2001

Land	$54,245	$55,145
Buildings and improvements	494,222	496,203
Furniture and equipment	78,322	76,268
Construction in progress	3,883	1,587

	630,672	629,203
Less — Accumulated depreciation	(135,596)	(108,719)

	$495,076	$520,484

      Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

      In 2001 and 2000, management identified changes in circumstances which indicated the carrying value of certain properties were impaired, and accordingly recorded charges of $24,000 and $7,000, respectively. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties at this time.

      Fair market values of hotel properties are estimated through a discounted cash flow analysis taking into account each property’s expected cash flow generated from operations, holding period and ultimate proceeds from disposition. In projecting the expected cash flows from operations of the asset, the estimates are based on future projected earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and deduct expected capital expenditure requirements. Growth assumptions are applied to project these amounts over the expected holding period of the asset. The growth assumptions are based on estimated inflationary increases in room rates and expenses and the demand for lodging at the properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are judgmentally determined based on a combination of anticipated cash flow in the year of disposition, cap rate, ratio of selling price to gross hotel revenues and selling price per room.

      If actual conditions differ from the assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in the analysis.

      There were no properties held for sale as of December 31, 2002 and 2001, as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Cash and Cash Equivalents

      Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

Restricted Cash

      Restricted cash consists of cash held in escrow reserves under the terms of the term notes payable discussed in Note 5 and deposits on the White Sand Villas condominium sales as discussed further below. The escrow reserves relate to the payment of capital expenditures, insurance and real estate taxes.

Accounts Receivable

      Accounts receivable, consisting primarily of hotel guest receivables, is stated at fair value. The related allowance for doubtful accounts assumed with the TRS transaction effective January 1, 2002 (Note 1) totaled $243. Bad debt expense and accounts receivable write-offs for the year ended December 31, 2002 were $768 and $590, respectively.

Inventories

      Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred Financing Costs and Other, net

      Included in deferred financing costs and other at December 31, 2002 and 2001 were the following:

	2002	2001

Financing costs	$7,239	$6,401
Franchise fees	611	618

	7,850	7,019
Accumulated amortization	(4,703)	(2,431)

	$3,147	$4,588

      Deferred financing costs are being amortized using the straight-line method over the terms of the related financing agreements, including extension options where it is the intent of management to exercise such options. Accumulated amortization at December 31, 2002 and 2001 was $4,449 and $2,259, respectively.

      Deferred franchise fees are being amortized on a straight-line basis over the terms of the related franchise agreements. Accumulated amortization at December 31, 2002 and 2001 was $254 and $172, respectively.

Dividends

      Boykin pays dividends on common shares which are dependent upon the receipt of distributions from the Partnership and are based upon the discretion of Boykin’s Board of Directors.

      Dividends on the preferred shares (Note 6) are cumulative from the date of issue at the rate of 10  1/2% of the liquidation preference per year and are payable quarterly in arrears based upon authorization of the Board of Directors. Dividends will accrue whether or not Boykin has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.

Revenue Recognition

Hotel revenues — Hotel revenues including room, food, beverage and other hotel revenues are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Lease revenue — Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases once all terms have been satisfied and certain thresholds have been met. Boykin recognizes the revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”. The adoption of SAB No. 101 impacts the interim reporting of revenues related to Boykin’s leases for properties not operated under the TRS structure, but has no impact on its interim cash flow or year-end results of operations.

Condominium Units

      During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort in Ft. Myers Beach, Florida. These renovated studio units are being sold as Sanibel View Villas Condominiums, with the expectation that the unit owners will make their units available by contract for rental as hotel rooms. The revenue related to the sale of the units is recorded upon closing of the sale. Through December 31, 2002, 40 of these units have sold, generating revenues in excess of the renovation cost of the entire project. Cost of sales of condominium units in 2002 includes $482 related to commissions on the sales and $99 related to real estate taxes.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Unsold units are being used for rental as hotel rooms. The depreciated cost basis of the unsold units as of December 31, 2002 of $2,895 is reflected in the consolidated balance sheets as other assets.

      As of December 31, 2002, all of the Sanibel View unit owners have contracted with the resort to allow their unused room nights to be rented out as hotel rooms. The related gross rental income generated by these units is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of the contract, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. For the year ended December 31, 2002, $1,599 was remitted to third party unit owners and is included within property taxes, insurance and other in the consolidated financial statements.

      During 2002, Boykin also began construction of a new 92-unit tower at the Pink Shell Beach Resort. In order to prepare the site for construction of the tower, Boykin paid for the removal of 38 cottages. Depreciation of the cottages was accelerated through the period of disposal resulting in an additional $1.7 million charge, in accordance with the provisions of SFAS No. 144 as they relate to asset abandonment. The costs of removing the cottages and preparing the site for construction of the new building have been capitalized to the extent that total expected costs do not exceed the expected net realizable value for the project.

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

      Minority interest in joint ventures represents the joint venture partners’ proportionate share of the equity in the joint ventures. Income and losses are allocated to minority interest based on the joint venture partners’ percentage ownership throughout the period, subject to minimum returns to the Partnership, as defined in the joint venture agreements.

Income Taxes

      Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin generally will not be subject to federal corporate income tax on that portion of its net income that relates to non-TRS subsidiaries. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for the corporate level entities.

      Upon the effective date of the establishment of Boykin’s TRSs, Bellboy and Hunt Valley, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2002, Boykin’s TRSs have a deferred tax asset of approximately $1,400, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the net operating losses of the TRSs and their subsidiaries. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of December 31, 2002, the net operating loss carryforwards have remaining lives of 19 to 20 years.

      Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and differences in the timing of when certain expenses are deductible for tax purposes. For federal income tax purposes, dividends to shareholders applicable to 2002, 2001 and 2000 operating results represented the following allocations of ordinary taxable income, return of capital, and 20% capital gain:

		Common Shares

Year	Ordinary Income	Return of Capital	20% Capital Gain	Total

2002	90.8%	—	9.2%	100.0%
2001	49.1%	50.9%	—	100.0%
2000	75.6%	24.4%	—	100.0%

		Preferred Shares

Year	Ordinary Income	Return of Capital	20% Capital Gain	Total

2002	90.8%	—	9.2%	100.0%

Earnings Per Share

      Boykin’s basic and diluted earnings per share for the years ended 2002, 2001 and 2000 are computed under the provisions of SFAS No. 128, “Earnings per Share”.

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. The weighted average number of shares used in determining basic earnings per share was 17,248,000, 17,176,000 and 17,137,000 for the years ended December 31, 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000, diluted per share amounts reflect incremental common shares outstanding of 135,000, 105,000 and 168,000, respectively, related to unexercised share options and unvested restricted share grants as of December 31, 2002, 2001 and 2000, respectively. There are no adjustments to the reported amounts of income in computing diluted per share amounts.

Partnership Units/ Minority Interests

      A total of 2,718,256 and 1,291,114 limited partnership units (Note 7) were issued and outstanding at December 31, 2002 and 2001, respectively. The weighted average number of limited partnership units outstanding for each of the periods ended December 31, 2002 and 2001 was 2,718,256 and 1,291,114, respectively.

      Effective January 1, 2002, an additional 1,427,142 limited partnership units were issued as consideration for the acquisition of leasehold interests in conjunction with the TRS transactions discussed in Note 1.

Fair Value of Financial Instruments

      Fair values are determined by using available market information and appropriate valuation methodologies. Boykin’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, the term notes payable and interest rate protection instruments.

      Cash, cash equivalents, restricted cash and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 4), and the $45,000 term note payable (Note 5) bear interest at variable market rates, carrying value approximates market value at December 31, 2002.

      At December 31, 2002, the fair value of the $130,000 term note payable (Note 5) approximates carrying value as the interest rate associated with the note approximates market rates currently offered for debt with similar terms and maturities.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Effective January 1, 2001, Boykin adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. For financial reporting purposes, the change in market value of the effective portion of an instrument defined as a cash flow hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings.

      The adoption of SFAS No. 133 resulted in Boykin recording an unrealized loss of $373, net of minority interest of $32, related to its existing interest rate cap, which is reflected as a cumulative effect of a change in accounting principle in Boykin’s 2001 statement of operations. The interest rate cap is with a third party and had no value at December 31, 2002 based upon estimated market valuations. Changes in the fair value of the interest rate cap are recorded through the statement of operations.

      In March 2001, Boykin entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of Boykin’s $108,000 term note until July 2003. The estimated fair market value of the swap as of December 31, 2002 is reflected as other comprehensive loss of $1,773 in shareholders’ equity, with a corresponding liability in the accompanying consolidated balance sheet. In connection with the execution of this swap contract, Boykin wrote an option contract (reverse cap contract) until July 2003 with a notional balance of $83,000 and a LIBOR based strike price of 7.90%, obligating Boykin as the floating rate counterparty. This contract is with a third party and had no value at December 31, 2002. Changes in the contract’s fair value are recorded through the statement of operations.

Comprehensive Income

      Comprehensive income is defined as changes in shareholders’ equity from non-owner sources, which for Boykin consists of the difference between the cost basis and fair market value of its interest rate swap. For the year ended December 31, 2002 and 2001, the difference between net income (loss) and comprehensive income (loss) was due to the change in the market value of the swap.

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The provisions of Statement 144 are effective for Boykin beginning in the fiscal year ending December 31, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 144 also requires that one accounting model be used for long-lived assets to be disposed of by sale. The Statement did not have a material effect on the financial condition or results of operations of Boykin for 2002; however, as Boykin disposed of hotel properties via sale in 2003, the properties’ results of operations will be retroactively disclosed separately as discontinued operations in Boykin’s financial statements going forward.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion 30”)) not be treated as extraordinary items. The provisions of this statement are effective for Boykin on January 1, 2003. Any gains or losses on extinguishments of debt formerly classified as extraordinary and not meeting the criteria for extraordinary classification as defined in APB Opinion 30 shall be reclassified. The Statement is not expected to have a material effect on the financial condition or results of operations of Boykin.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into guarantees.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123”. Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Adoption is not expected to have a material effect on the financial condition or results of operations of Boykin.

      At December 31, 2002, Boykin has a Long-Term Incentive Plan, which is described more fully in Note 11. Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

	Year Ended

	December 31, 2002	December 31, 2001	December 31, 2000

	Pro Forma	Pro Forma	Pro Forma

Net income (loss) applicable to common shareholders	$(1,480)	$(29,570)	$7,730
Stock-based employee compensation expense	(151)	(151)	(241)

Proforma net income (loss)	(1,631)	(29,721)	7,489
Proforma net income (loss) per common share:
Basic	$(0.09)	$(1.73)	$0.44
Diluted	$(0.09)	$(1.73)	$0.43

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the financial condition or results of operations of Boykin.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3.	Hotel Transactions:

      The following table summarizes Boykin’s hotel acquisitions and dispositions in 2002, 2001 and 2000:

		Acquisition/			Purchase/	Percentage owned by
Hotel	Location	Disposition Date	Number of Rooms		Sale Price	Partnership	Operator

Property Exchange:
Acquisitions:
Doubletree Hotel San Antonio	San Antonio, TX	September 2000	290		N/A	100%	BMC
Doubletree Hotel Guest Suites	Southfield, MI	September 2000	239		N/A	100%	BMC

Disposition:
Cleveland Marriott East	Cleveland, OH	September 2000	403		N/A	100%	BMC

Acquisition:
Novotel Meadowlands*	Lyndhurst, NJ	July 2001	219	*	$17,500	50%	Concord

Disposition:
Daytona Beach Radisson Resort	Daytona Beach, FL	January 2001	206		$12,500	100%	BMC

*	In February 2002, a renovation of this hotel was completed resulting in eight additional rooms at the property and the hotel was rebranded as a Courtyard by Marriott.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      The remaining acquisition was accounted for using the purchase method. The operating results of the acquired property are included in the consolidated operating results of Boykin as equity in income (loss) of unconsolidated joint ventures since the hotel was acquired through an unconsolidated joint venture.

4.	Credit Facility:

      During March 2002, Boykin negotiated new terms to its secured credit facility which enables Boykin to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that fluctuates at LIBOR plus 2.25% to LIBOR plus 4.00%, as defined. Boykin is required to pay a .25% fee on the unused portion of the credit facility. The facility expires on July 11, 2003. Management intends to refinance the obligation upon maturity.

      The credit facility was secured by seven hotel properties with a net carrying value of $94,334 at December 31, 2002 and was secured by eight hotel properties with a net carrying value of $117,016 at December 31, 2001. Outstanding borrowings against the credit facility at December 31, 2001 was $39,000. The net proceeds from the October 2002 preferred stock offering (Note 6) were used to repay the outstanding balance on the credit facility, therefore; at December 31, 2002, there were no amounts outstanding.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the amendment provide certain restrictions on common share dividends; however, Boykin is entitled to distribute 100% of REIT taxable income. Boykin was in compliance with its covenants at December 31, 2002.

5.	Term Notes Payable:

      Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of December 31, 2002 and 2001 was $124,860 and $126,971, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan was secured by ten Doubletree hotels with a net carrying value of $226,698 and $230,812 at December 31, 2002 and 2001, respectively and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at December 31, 2002 and 2001.

      In March 2002, Boykin renegotiated the terms of the $45,000 term loan agreement which had an original maturity date of October 2002 with an option to extend to July 2003. Boykin exercised its option to extend the maturity date and the loan will now mature in July 2003. Management intends to refinance the obligation upon maturity. The loan was secured by three hotel properties with a net carrying value of $43,150 and $44,582 at December 31, 2002 and 2001, respectively and bears interest at a rate that fluctuates at LIBOR plus 2.0% to

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

LIBOR plus 4.0% (4.88% at December 31, 2002). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. In conjunction with the preferred stock offering in October 2002 (Note 6), Boykin used a portion the net proceeds to reduce the loan balance by $3,033, therefore at December 31, 2002, the outstanding balance was $41,967. Boykin was in compliance with its covenants at December 31, 2002.

      Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The loan matures in July 2003 and contains two one-year extension options. The loan was secured by nine hotel properties with a net carrying value of $74,136 and $76,477 at December 31, 2002 and 2001, respectively and bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.73% at December 31, 2002). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at December 31, 2002 and 2001.

      In March 2001, the Partnership entered into an interest rate swap, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 to cap the overall loan interest rate at no more than 10.25%.

      As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of December 31, 2002, letters of credit outstanding totaled $2,116. As of December 31, 2002, Boykin has not entered into any significant other off-balance sheet financing arrangements.

      Maturities of long-term debt at December 31, 2002 were as follows:

2003	$152,231
2004	2,402
2005	2,601
2006	2,788
2007	2,990
2008 and thereafter	111,815

$274,827

6.	Description of Capital Shares:

     Common Shares

      Holders of Boykin’s common shares are entitled to receive dividends, as and if declared by the Board of Directors, out of funds legally available therefore. The holders of common shares, upon any liquidation, dissolution or winding-up of Boykin, are entitled to share ratably in any assets remaining after payment in full of all liabilities of Boykin and all preferences of the holders of any outstanding preferred shares. The common shares possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of common shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

     Preferred Shares

      The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. As a result of the preferred offering in October as discussed below, there were 181,000 preferred shares issued and outstanding at December 31, 2002. No preferred shares had been issued or were outstanding as of December 31, 2001.

      In October 2002, Boykin completed an underwritten public offering of 1,800,000 preferred depositary shares. Each depositary share represents a 1/10 interest in one share of Boykin’s 10  1/2% Class A Cumulative Preferred Shares, Series 2002-A, and has a liquidation preference of $25 per share. Dividends on the depositary shares are payable quarterly, upon authorization by the Board of Directors, beginning on January 15, 2003 at an annual rate of $2.625 per depositary share and are senior to the common shares. The shares are listed and traded on the New York Stock Exchange. The shares do not have a stated maturity and are not subject to any sinking fund or mandatory redemption provisions. Net proceeds from the offering were used to repay the outstanding balance on the $65,000 credit facility (Note 4) and pay down $3,033 on the $45,000 term note (Note 5). An additional 10,000 depositary shares were later issued to cover over-allotments. The Company owns a corresponding Series A Preferred equity interest in the Partnership that entitles the Company to income and distributions in amounts equal to the dividends payable on the Company’s Series A Preferred shares.

7. Limited Partnership Interests:

      Pursuant to the Partnership Agreement, the minority interest limited partners of the Partnership have exchange rights which enable them to cause the Partnership to pay cash for their interests in the Partnership, or at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares issuable to the limited partners upon exercise of the exchange rights as of December 31, 2001 was 1,291,114. Effective January 1, 2002, in conjunction with the TRS transactions discussed in Note 1, an additional 1,427,142 limited partnership units were issued as consideration for the acquisition of leasehold interests in the hotels. As such, as of December 31, 2002, there were 2,718,256 minority interest limited partnership units outstanding. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin.

8.	Joint Venture with AEW:

      In February 1999, Boykin formed a joint venture with AEW. Pursuant to the joint venture agreement, AEW has contributed $21,215 of equity capital into the joint venture. Boykin has contributed $7,072, has served as the operating partner of the joint venture for which it receives compensation from the joint venture, and has the right to receive incentive returns based on the performance of acquired assets. Because of the non-controlling nature of its ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

      AEW has the option to acquire convertible preferred shares in exchange for its capital invested in the joint venture. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and would have a minimum cumulative annual dividend equivalent to $1.88 per common share. As of December 31, 2002, AEW had the option to acquire preferred shares convertible into 1,287,304 common shares.

      In August 1999, the Boykin/ AEW venture partnered with a private investor, forming Boykin Chicago, LLC, in which Boykin/ AEW has a 75% interest. Boykin Chicago, LLC purchased Hotel 71, located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. In September 2000, Boykin purchased the 25% interest in Boykin Chicago, LLC from the private investor for $6,270, thereby increasing

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Boykin’s total ownership interest in the hotel from 18.75% to 43.75%. A subsidiary of BMC leased the property pursuant to a long-term percentage lease agreement, which was terminated on June 30, 2001. Subsequently, a TRS of Boykin Chicago, LLC entered into a management agreement with the subsidiary of BMC to manage the property.

9.	Extraordinary Items:

      In connection with obtaining the secured credit facility (Note 4) and the $108,000 secured term loan (Note 5) in 2000, Boykin wrote off existing unamortized deferred financing costs under the previous $175,000 credit facility totaling $745. These charges, net of $59 of minority interest, are reflected as an extraordinary item in the accompanying consolidated statement of operations for the year ended December 31, 2000.

10.	Percentage Lease Agreements:

      Rent due under percentage leases is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenues were $4,730, $71,990 and $85,854, respectively, for the years ended December 31, 2002, 2001 and 2000, of which approximately $1,082, $11,794 and $24,882, respectively, was in excess of minimum rent.

      The one percentage lease remaining for the property not operated under the TRS structure (Note 1) has a noncancelable remaining term of five years, subject to earlier termination on the occurrence of certain contingencies, as defined. Future minimum rentals (ignoring future CPI increases) to be received by Boykin from this lease for each of the years in the period 2003 to 2007 and in total thereafter are as follows:

2003	$1,347
2004	1,347
2005	1,347
2006	1,347
2007	1,148
2008 and thereafter	0

$6,536

11.	Share Compensation Plans:

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

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Share Option Plan

      The table below summarizes information related to share option grant and exercise activity in 2002, 2001 and 2000.

	Options Granted to
			Weighted Average
	Officers and	Non-employee	Fair Value of	Options	Exercised Price
Year	Employees	Directors	Options Granted	Exercised	Per Share

2002	353,000	—	$1.05	—	—
2001	145,000	30,000	$0.66	—	—
2000	143,000	6,000	$0.88	—	—

      As of December 31, 2002 and 2001, information related to outstanding options was as follows:

	Total Options			Exercisable Options

		Weighted Average	Weighted Average		Weighted Average
	Options	Per Share Exercise	Remaining	Options	Per Share Exercise
Year	Outstanding	Price	Contractual Life	Outstanding	Price

2002	839,139	$11.24	7.5 years	422,405	$13.72
2001	594,139	$12.84	7.7 years	361,073	$14.75

      Options vest over various periods ranging from one to nine years from the date of grant. The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of Boykin’s common shares on the grant date.

      The fair value of employee share options used to compute the pro forma amounts of net income (loss) and basic earnings per share presented in Note 2 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Issued In:

	2002	2001	2000

Dividend yield	10.00%	12.29%	10.00%
Expected volatility	34.30%	35.94%	29.19%
Risk-free interest rate	4.40%	5.40%	6.52%
Expected holding period	5.0 years	8.0 years	8.0 years

     Restricted Share Grant Plan

      The following table summarizes Boykin’s restricted share grant activity related to its officers, eligible employees and non-employee directors.

	2002	2001

Restricted shares outstanding — beginning of year	200,736	168,512
New share grants	99,170	54,750
Shares cancelled	(11,315)	(976)
Shares vested	(69,239)	(21,550)

Restricted shares outstanding — end of year	219,352	200,736

      The restricted shares vest over various periods ranging from one to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the years ended December 31, 2002, 2001 and 2000, Boykin’s compensation expense related to these restricted shares was $992,

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$589 and $463, respectively. As of December 31, 2002, the unearned compensation related to restricted share grants was $1,194 and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

12.	Employee Benefit Plans:

      Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans which were established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 2002, 2001 and 2000 totaled $219, $275 and $261, respectively.

13.	Commitments:

      Portions of land related to six of the hotels owned by Boykin are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other five leases are adjusted for increases in CPI every one to ten years. Rental expense charged to operations related to these leases for the years ended December 31, 2002, 2001 and 2000 was $987, $1,057 and $1,194, respectively.

      Boykin entered into a lease agreement which expires in January 2008 for the office space currently used by Boykin and BMC and its subsidiaries. Pursuant to a shared services and office space agreement, BMC reimburses Boykin for its proportionate share of the space used under the lease agreement. Boykin’s expense charged to operations related to its proportionate share of the utilized space for the years ended December 31, 2002, 2001 and 200 was $64, $61 and $59, respectively.

      Boykin’s annual obligations to make future minimum payments under the land lease agreements (ignoring future CPI increases) and the office space lease as of December 31, 2002 are as follows:

2003	$731
2004	738
2005	744
2006	744
2007	743
2008 and thereafter	25,327

$29,027

      Boykin’s joint venture partner in Shawan Road Hotel Limited Partnership has the right, subject to certain performance criteria, to sell one-half of its respective interests in this joint venture to Boykin at fair market value, with Boykin retaining the option to fund the purchase price with cash or through the issuance of common shares. As of December 31, 2002, Boykin’s joint venture partner did not have the ability to exercise this right.

14.	Related Party Transactions:

      The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy LLC, previously a subsidiary of BMC, were significant sources of Boykin’s percentage lease revenue through December 31, 2001. At December 31, 2001, Boykin had rent receivable of $1,118, due from related party lessees. At December 31, 2001, Boykin had a payable to related party lessees of $90, primarily for the reimbursement of capital expenditure costs incurred on behalf of Boykin. Boykin paid a $1,600 lease termination fee to BMC related to the sale of the Daytona hotel in January 2001.

      As a result of the TRS transaction discussed in Note 1, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin. At December 31, 2001, Boykin

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

had recorded a receivable from BMC of $2,008 for the net working capital assets of the subsidiaries acquired. As of December 31, 2002, $6 of the receivable remains outstanding.

      Also in conjunction with the TRS transaction, effective January 1, 2002, BMC managed 16 of the consolidated properties in which Boykin owned an interest. Additionally, during October 2002, BMC assumed management of the Doubletree Kansas City and the Pink Shell Beach Resort after we terminated the previously existing management agreements with Interstate. BMC is entitled to management fees plus reimbursement for employee related expenses. Management fees earned by BMC related to these hotels during the year ended December 31, 2002 totaled $4,148. As of December 31, 2002, Boykin had related party payables to BMC of $798 primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

      During the years ended December 31, 2002, 2001 and 2000, Boykin paid a wholly-owned subsidiary of BMC $192, $774 and $1,082, respectively, for design, purchasing and project management services and for reimbursement of expenses related to capital improvements at its hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is payable contingent upon future revenues of the business, including revenues from Boykin. During 2002, an additional $78 of sales proceeds was provided to BMC as a result of purchases made by Boykin.

      Prior to the TRS transactions, effective February 1, 2000, Jersey Boy LLC, a wholly owned subsidiary of BMC, (“JerseyBoy”) managed the Radisson Hotel Mt. Laurel pursuant to a management agreement. Boykin paid JerseyBoy management fees of $200 and $202 in 2001 and 2000, respectively.

15.	Statements of Cash Flows, Supplemental Disclosures:

      As of December 31, 2002, there was $4,747 of dividends and Partnership distributions which were declared but not paid. As of December 31, 2001, there were no dividends or Partnership distributions which were declared but not paid.

      Interest paid during the years ended December 31, 2002, 2001, and 2000 was $20,240, $22,178 and $22,992, respectively.

      As discussed in Note 3, in 2000, Boykin transferred ownership of its Cleveland Marriott East hotel in Cleveland, Ohio to Hilton in exchange for Hilton’s Doubletree hotel in San Antonio, Texas and their Doubletree Guest Suites hotel in Southfield, Michigan, which was renovated and rebranded as an Embassy Suites in 2001.

16.	Pro Forma Financial Information (Unaudited):

      As a result of the TRS transactions discussed in Note 1, Boykin’s consolidated financial statements for 2002 include the results of operations of the consolidated hotels operated by BMC, Hilton, Interstate and Davidson as compared to the lease revenues from these properties recorded in Boykin’s historical financial information. For comparative purposes, the following pro forma financial information for 2001 is presented as if the following transactions had been consummated as of January 1, 2001:

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

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Year Ended December 31,

2001

Revenues:
Hotel revenues:
Rooms	$166,140
Food and beverage	74,861
Other	15,176

Total hotel revenues	256,177
Lease revenue	6,038

Total revenues	262,215

Expenses:
Hotel operating expenses:
Rooms	42,065
Food and beverage	52,152
Other direct	8,644
Indirect	73,843
Management fees	9,972
Property taxes, insurance and other	13,811
Real estate related depreciation and amortization	28,474
Corporate general and administrative	6,230
Impairment of real estate	24,000

Total operating expenses	259,191

Operating income	3,024

Interest income	596
Other income	1,071
Interest expense	(21,916)
Amortization of deferred financing costs	(1,205)
Minority interest in joint ventures	193
Minority interest in operating partnership	2,694
Equity in income of unconsolidated joint ventures	262

Loss before gain on sale of assets and cumulative effect of change in accounting principle	(15,281)
Gain on sale of assets	240

Loss before cumulative effect of change in accounting principle	$(15,041)

Loss per share before cumulative effect of change in accounting principle
Basic	$(0.88)
Diluted	$(0.88)
Weighted average shares outstanding (in thousands)
Basic	17,176
Diluted	17,281

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

17.	Quarterly Operating Results (Unaudited):

      Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 2002 and 2001 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

	For the 2002 Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Total revenues	$60,664	$68,297	$67,470	$66,676
Net income (loss)	(1,945)	2,898	88	(1,412)
Preferred dividends	—	—	—	(1,109)

Net income (loss) applicable to common shareholders	(1,945)	2,898	88	(2,521)
Net income (loss) applicable to common shareholders per share:
Basic	(0.11)	0.17	0.01	(0.15)
Diluted	(0.11)	0.17	0.01	(0.15)
Weighted average number of common shares outstanding (in thousands):
Basic	17,218	17,239	17,262	17,273
Diluted	17,294	17,379	17,385	17,396

	For the 2001 Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Total revenues	$17,675	$18,325	$19,110	$23,543
Income (loss) applicable to common shareholders before cumulative effect of change in accounting principle	(92)	1,172	1,306	(31,583)
Net income (loss) applicable to common shareholders	(465)	1,172	1,306	(31,583)
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle per share:
Basic	(0.01)	0.07	0.08	(1.84)
Diluted	(0.01)	0.07	0.08	(1.84)
Net income (loss) applicable to common shareholders per share:
Basic	(0.03)	0.07	0.08	(1.84)
Diluted	(0.03)	0.07	0.08	(1.84)
Weighted average number of common shares outstanding (in thousands):
Basic	17,161	17,171	17,181	17,188
Diluted	17,191	17,234	17,240	17,207

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

18.	Subsequent Events:

      In January 2003, Boykin closed a $23,300 construction loan secured by the White Sand Villas hotel condominium project. The loan is due in January 2005, bears interest at a floating rate of 250 basis points over LIBOR and requires principal payments based on condominium sales.

      In February 2003, Boykin completed the sale of the Knoxville Hilton and the Hampton Inn Lake Norman, for aggregate proceeds of $15,200. The net proceeds of these sales were applied to the $108,000 term loan as a release of the underlying security which the assets historically provided to the loan. The loan has a remaining outstanding balance of $93,750 after applying such proceeds. Boykin will record an approximate $1,500 net gain on the sale of these two properties in the first quarter of 2003. These assets were not classified as held for sale as of December 31, 2002 under the definition of SFAS 144 as a release was required to be granted by the lenders in the term loan. The release was not granted until 2003.

BOYKIN LODGING COMPANY

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2002

(in thousands)

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost		Acquisition		Carried at Close of Period

				Buildings and		Building and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total(h)(i)

Corporate Offices Cleveland, Ohio	$—		$—	$—	$—	$35	$—	$35	$35
Berkeley Marina Radisson Berkeley, California	—(c	)	—	10,807	—	6,545	—	17,352	17,352
Buffalo Marriott Buffalo, New York	—(c	)	1,164	15,174	—	2,454	1,164	17,628	18,792
Cleveland Airport Marriott Cleveland, Ohio	—(c	)	1,175	11,441	—	8,045	1,175	19,486	20,661
Columbus North Marriott Columbus, Ohio	—(a	)	1,635	12,873	—	2,776	1,635	15,649	17,284
Melbourne Quality Suites Melbourne, Florida	—(a	)	3,092	7,819	—	964	3,092	8,783	11,875
Radisson Inn Sanibel Gateway Ft. Myers, Florida	—(c	)	718	2,686	—	694	718	3,380	4,098
Lake Norman Hampton Inn Charlotte, North Carolina	—(c	)	490	4,131	—	(237)	490	3,894	4,384
Lake Norman Holiday Inn Charlotte, North Carolina	—(c	)	700	4,435	—	(1,568)	700	2,867	3,567
Holiday Inn Crabtree Raleigh, North Carolina	—(c	)	725	6,542	—	832	725	7,374	8,099
Melbourne Hilton Oceanfront Melbourne, Florida	—(d	)	852	7,699	—	826	852	8,525	9,377
French Lick Springs Resort French Lick, Indiana	—(d	)	2,000	16,000	(3)	1,677	1,997	17,677	19,674
Holiday Inn Minneapolis West Minneapolis, Minnesota	—(d	)	1,000	10,604	—	1,787	1,000	12,391	13,391
Marriott’s Hunt Valley Inn Baltimore, Maryland	—(d	)	2,890	21,575	—	2,365	2,890	23,940	26,830
Hampton Inn San Diego Airport/Sea World San Diego, California	—(c	)	1,000	7,400	—	385	1,000	7,785	8,785
Doubletree Kansas City Kansas City, Missouri	—(f	)	1, 500	20,958	—	(8,097)	1,500	12,861	14,361
Knoxville Hilton Knoxville, Tennessee	—(c	)	1,500	8,132	—	666	1,500	8,798	10,298
High Point Radisson High Point, North Carolina	—(a	)	450	25,057	—	(2,195)	450	22,862	23,312
Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	—(d	)(e)	2,000	19,697	—	(5,705)	2,000	13,992	15,992
Pink Shell Beach Resort Ft. Myers, Florida	—(g	)	6,000	13,445	(900)	(6,713)	5,100	6,732	11,832
Doubletree Sacramento Sacramento, California	—(b	)	4,400	41,884	—	3,267	4,400	45,151	49,551
Doubletree Colorado Springs Colorado Springs, Colorado	—(b	)	3,340	31,296	—	1,386	3,340	32,682	36,022
Doubletree Boise Boise, Idaho	—(b	)	2,470	23,998	—	1,822	2,470	25,820	28,290
Doubletree Omaha Omaha, Nebraska	—(b	)	1,100	19,690	—	4,979	1,100	24,669	25,769

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Net Book			Life on Which
	Depreciation	Value Land and			Depreciation in
	Buildings and	Buildings and	Date of	Date of	Income Statement
Description	Improvements(j)	Improvements	Construction	Acquisition	is Computed

Corporate Offices Cleveland, Ohio	$17	$18		1998	10 years
Berkeley Marina Radisson Berkeley, California	5,204	12,148	1972	1996	20 years
Buffalo Marriott Buffalo, New York	4,016	14,776	1981	1996	25 years
Cleveland Airport Marriott Cleveland, Ohio	5,767	14,894	1970	1996	20 years
Columbus North Marriott Columbus, Ohio	3,569	13,715	1981	1996	25 years
Melbourne Quality Suites Melbourne, Florida	1,734	10,141	1986	1996	30 years
Radisson Inn Sanibel Gateway Ft. Myers, Florida	626	3,472	1986	1996	30 years
Lake Norman Hampton Inn Charlotte, North Carolina	917	3,467	1991	1996	30 years
Lake Norman Holiday Inn Charlotte, North Carolina	978	2,589	1987	1996	30 years
Holiday Inn Crabtree Raleigh, North Carolina	1,707	6,392	1974	1997	30 years
Melbourne Hilton Oceanfront Melbourne, Florida	1,379	7,998	1986	1997	35 years
French Lick Springs Resort French Lick, Indiana	3,518	16,156	1903	1997	30 years
Holiday Inn Minneapolis West Minneapolis, Minnesota	2,098	11,293	1986	1997	30 years
Marriott’s Hunt Valley Inn Baltimore, Maryland	4,124	22,706	1971	1997	30 years
Hampton Inn San Diego Airport/Sea World San Diego, California	1,307	7,478	1989	1997	30 years
Doubletree Kansas City Kansas City, Missouri	3,902	10,459	1969	1997	30 years
Knoxville Hilton Knoxville, Tennessee	1,378	8,920	1981	1998	30 years
High Point Radisson High Point, North Carolina	4,018	19,294	1982	1998	30 years
Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	2,645	13,347	1975	1998	30 years
Pink Shell Beach Resort Ft. Myers, Florida	1,119	10,713	1989	1998	30 years
Doubletree Sacramento Sacramento, California	6,637	42,914	1974	1998	30 years
Doubletree Colorado Springs Colorado Springs, Colorado	4,935	31,087	1986	1998	30 years
Doubletree Boise Boise, Idaho	3,873	24,417	1968	1998	30 years
Doubletree Omaha Omaha, Nebraska	3,420	22,349	1970/81	1998	30 years

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost		Acquisition		Carried at Close of Period

				Buildings and		Building and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total(h)(i)

Doubletree Springfield Springfield, Oregon	—(b	)	2,160	6,050	—	(1,363)	2,160	4,687	6,847
Doubletree Portland Lloyd Center Portland, Oregon	—(b	)	3,900	61,633	—	2,222	3,900	63,855	67,755
Doubletree Portland Downtown Portland, Oregon	—(b	)	1,800	21,034	—	905	1,800	21,939	23,739
Doubletree Bellevue Bellevue, Washington	—(b	)	2,400	13,730	—	99	2,400	13,829	16,229
Doubletree Spokane Valley Spokane, Washington	—(b	)	1,630	6,693	—	(2,727)	1,630	3,966	5,596
Doubletree Yakima Valley Yakima, Washington	—(b	)	1,140	6,188	—	(3,120)	1,140	3,068	4,208
Embassy Suites Southfield Southfield, Michigan	—(d	)	777	7,639	—	3,209	777	10,848	11,625
Doubletree Hotel San Antonio San Antonio, Texas	—(d	)	1,140	11,203	—	494	1,140	11,697	12,837

Total			$55,148	$477,513	$(903)	$16,709	$54,245	$494,222	$548,467

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated	Net Book			Life on Which
	Depreciation	Value Land and			Depreciation in
	Buildings and	Buildings and	Date of	Date of	Income Statement
Description	Improvements(j)	Improvements	Construction	Acquisition	is Computed

Doubletree Springfield Springfield, Oregon	1,066	5,781	1973	1998	30 years
Doubletree Portland Lloyd Center Portland, Oregon	9,619	58,136	1964/81	1998	30 years
Doubletree Portland Downtown Portland, Oregon	3,290	20,449	1972	1998	30 years
Doubletree Bellevue Bellevue, Washington	2,562	13,667	1981	1998	30 years
Doubletree Spokane Valley Spokane, Washington	1,050	4,546	1969	1998	30 years
Doubletree Yakima Valley Yakima, Washington	856	3,352	1968	1998	30 years
Embassy Suites Southfield Southfield, Michigan	725	10,900	1978	2000	30 years
Doubletree Hotel San Antonio San Antonio, Texas	903	11,934	1987	2000	30 years

Total	$88,959	$459,508

(a)	These hotels are collateral for the $45,000 term note payable.

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	These hotels are collateral for the $108,000 term note payable.

(d)	These hotels are collateral for the $65,000 credit facility.

(e)	Effective February 1, 2000, the Partnership took over the operations of the Radisson Hotel Mt. Laurel under the REIT tax regulations related to foreclosure properties. The hotel was owned 85% by the Partnership under a joint venture agreement with an affiliate of Radisson Hotels Worldwide and leased to the Radisson affiliate. The lease was terminated and the Partnership obtained 100% interest in the hotel. The elimination of Radisson’s interest in the hotel ($3,573) was accounted for as a reduction in the value of the building as of December 31, 1999.

(f)	Effective November 30, 2001, Interstate assigned their 20% minority interest in the joint venture which owns the hotel to the Partnership. The elimination of the minority interest in the hotel ($5,129) was accounted for as a reduction in the value of the building as of November 30, 2001.

(g)	This activity includes the reclassification of the net book value of the Sanibel View Villas to other assets for their eventual sale and the disposal of 38 cottages at the Pink Shell Beach resort to make way for the construction of White Sand Villas, both which occurred in 2002.

(h)	Aggregate cost for federal income tax reporting purposes at December 31, 2002 is as follows:

Land	$50,775
Buildings and improvements	563,570

$614,345

(i)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2001	$551,348
Disposals	(11,511)
Improvements and other additions	8,630

Balance as of December 31, 2002	$548,467

(i)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2001	$71,759
Disposals	(919)
Depreciation expense	18,119

Balance at December 31, 2002	$88,959

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2003	BOYKIN LODGING COMPANY
By: /s/ ROBERT W. BOYKIN Robert W. Boykin

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2003	/s/ ROBERT W. BOYKIN Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 24, 2003	/s/ SHEREEN P. JONES Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

March 24, 2003	/s/ IVAN J. WINFIELD Ivan J. Winfield Director

March 24, 2003	/s/ LEE C. HOWLEY, JR. Lee C. Howley, Jr. Director

March 24, 2003	/s/ FRANK E. MOSIER Frank E. Mosier Director

March 24, 2003	/s/ WILLIAM H. SCHECTER William H. Schecter Director

March 24, 2003	/s/ ALBERT T. ADAMS Albert T. Adams Director

March 24, 2003	/s/ RAYMOND P. HEITLAND Raymond P. Heitland Director

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION

I, Robert W. Boykin, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Boykin Lodging Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date), and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By: /s/ ROBERT W. BOYKIN
Robert W. Boykin Chairman of the Board and Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION

I, Shereen P. Jones, Executive Vice President, Chief Financial and Investment Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Boykin Lodging Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date), and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By: /s/ SHEREEN P. JONES
Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer

EXHIBIT INDEX

3	.1(a)	Amended and Restated Articles of Incorporation, as amended
3	.2(b)	Code of Regulations
4	.1(b)	Specimen Share Certificate
4	.2(a)	Dividend Reinvestment and Optional Share Purchase Plan
4	.3(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4	.3a(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10	.1(i)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10	.2(b)	Form of Registration Rights Agreement
10	.3(b)	Long-Term Incentive Plan*
10	.4(b)	Directors’ Deferred Compensation Plan*
10	.5(b)	Employment Agreement between the Company and Robert W. Boykin*
10	.6(b)	Form of Percentage Lease
10	.7(b)	Intercompany Convertible Note
10	.8(b)	Agreements with General Partners of the Contributed Partnerships
10	.9(b)	Form of Noncompetition Agreement
10	.10(b)	Alignment of Interests Agreement
10	.11(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10	.12(d)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999
10	.13(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10	.14(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10	.15(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10	.16(f)	Key Employee Severance Plan*
10	.17(f)	Form of Severance Agreement*
10	.18(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10	.19(g)	Form of Hotel Management Agreement*
10	.20(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.21		Description of Employment Arrangement between the Company and Shereen P. Jones*
12		Statement re Computation of Ratios
16	.1(h)	Letter of Arthur Andersen LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Independent Auditors’ Consent

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on April 22, 2002.

(i)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

*	Management contract or compensatory plan or arrangement.