Form 10-Q
period 2003-03-31
BOYKIN LODGING CO
filed 2003-05-14
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 001-11975

BOYKIN LODGING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue, Cleveland, Ohio	44115

(Address of Principal Executive Office)	(Zip Code)

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

     The number of common shares, without par value, outstanding as of May 7, 2003, was 17,340,050.

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
(DOLLAR AMOUNTS IN THOUSANDS)

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2003	2002

ASSETS

Investment in hotel properties	$612,201	$609,541

Accumulated depreciation	(138,224)	(131,485)

Investment in hotel properties, net	473,977	478,056

Cash and cash equivalents	18,102	25,453

Restricted cash	16,718	13,492

Accounts receivable, net of allowance for doubtful accounts of $225 and $414 as of March 31, 2003 and December 31, 2002, respectively	14,360	9,165

Receivable from related party related to lease terminations	—	6

Rent receivable from lessees	311	154

Inventories	2,035	2,089

Deferred financing costs and other, net	2,579	2,989

Investment in unconsolidated joint ventures	16,570	17,156

Other assets	11,756	12,989

Assets of discontinued operations, net	—	13,960

	$556,408	$575,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Term notes payable	$260,952	$260,577

Accounts payable and accrued expenses	39,357	38,046

Dividends/distributions payable	4,851	4,747

Due to lessees	101	281

Deferred lease revenue	187	—

Minority interest in joint ventures	2,384	2,419

Minority interest in operating partnership	12,888	14,202

Liabilities of discontinued operations	—	14,946

SHAREHOLDERS’ EQUITY:

Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	—	—

Common shares, without par value; 40,000,000 shares authorized; 17,323,712 and 17,276,407 shares outstanding as of March 31, 2003 and December 31, 2002, respectively	—	—

Additional paid-in capital	357,305	356,228

Distributions in excess of income	(118,870)	(112,970)

Other comprehensive loss	(787)	(1,773)

Unearned compensation — restricted shares	(1,960)	(1,194)

Total shareholders’ equity	235,688	240,291

	$556,408	$575,509

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	2003	2002

Revenues:

Hotel revenues

Rooms	$36,002	$35,950

Food and beverage	17,063	16,483

Other	2,850	2,669

Total hotel revenues	55,915	55,102

Lease revenue	337	1,283

Revenues from condominium development and unit sales	9,810	3,230

Total revenues	66,062	59,615

Expenses:

Hotel operating expenses

Rooms	9,383	8,679

Food and beverage	12,996	12,126

Other direct	1,762	1,804

Indirect	18,326	16,656

Management fees	1,623	1,532

Total hotel operating expenses	44,090	40,797

Property taxes, insurance and other	4,323	4,009

Cost of condominium development and unit sales	6,332	2,441

Real estate related depreciation and amortization	7,140	6,829

Corporate general and administrative	1,716	2,014

Total operating expenses	63,601	56,090

Operating income	2,461	3,525

Interest income	64	72

Other income	90	188

Interest expense	(4,340)	(4,827)

Amortization of deferred financing costs	(687)	(502)

Minority interest in (earnings) loss of joint ventures	(20)	(29)

Minority interest in (earnings) loss of operating partnership	957	457

Equity in loss of unconsolidated joint ventures	(844)	(636)

Loss before gain on disposal of assets and discontinued operations	(2,319)	(1,752)

Gain on disposal of assets	33	—

Loss before discontinued operations	(2,286)	(1,752)

Discontinued operations:

Operating loss from discontinued operations, net of minority interest of $76 and $34, for the periods ended March 31, 2003 and 2002, respectively	(427)	(193)

Gain on sale of assets, net of minority interest of $209	1,175	—

Net loss	$(1,538)	$(1,945)

Preferred dividends	(1,188)	—

Net loss applicable to common shareholders	$(2,726)	$(1,945)

Net loss per share applicable to common shareholders before discontinued operations

Basic	$(0.20)	$(0.10)

Diluted	$(0.20)	$(0.10)

Discontinued operations per share

Basic	$0.04	$(0.01)

Diluted	$0.04	$(0.01)

Net loss per share applicable to common shareholders

Basic	$(0.16)	$(0.11)

Diluted	$(0.16)	$(0.11)

Weighted average number of common shares outstanding

Basic	17,317	17,218

Diluted	17,413	17,294

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

			ADDITIONAL	DISTRIBUTIONS	OTHER
	PREFERRED	COMMON	PAID-IN	IN EXCESS OF	COMPREHENSIVE	UNEARNED
	SHARES	SHARES	CAPITAL	INCOME	GAIN/(LOSS)	COMPENSATION	TOTAL

Balance at December 31, 2002	181,000	17,276,407	$356,228	$(112,970)	$(1,773)	$(1,194)	$240,291

Issuance of common shares, net of offering expenses of $1	—	52,805	1,127	—	—	(990)	137

Common share purchases for treasury	—	(5,500)	(50)	—	—	—	(50)

Dividends declared

— $0.18 per common share	—	—	—	(3,174)	—	—	(3,174)

— $6.5625 per Class A preferred share	—	—	—	(1,188)	—	—	(1,188)

Amortization of unearned compensation	—	—	—	—	—	224	224

Net loss	—	—	—	(1,538)	—	—	(1,538)

Other comprehensive income

— Net unrealized gain on interest rate swap	—	—	—	—	986	—	986

Total comprehensive loss	—	—	—	—	—	—	(552)

Balance at March 31, 2003	181,000	17,323,712	$357,305	$(118,870)	$(787)	$(1,960)	$235,688

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED, AMOUNTS IN THOUSANDS)

	2003	2002

Cash flows from operating activities:

Net loss	$(1,538)	$(1,945)

Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities-

Gain on disposal/sale of assets	(1,417)	—

Depreciation and amortization	8,091	7,532

Amortization of unearned compensation	224	466

Equity in loss of unconsolidated joint ventures	844	636

Deferred lease revenue	187	19

Minority interests	(804)	(462)

Changes in assets and liabilities-

Accounts receivable and inventories	(4,797)	1,167

Restricted cash	(3,226)	1,389

Accounts payable and accrued expenses	1,601	(3,185)

Amounts due to/from lessees	(331)	2,536

Other	1,153	653

Net cash flow provided by (used in) operating activities	(13)	8,806

Cash flows from investing activities:

Cash assumed in connection with termination of leases	—	5,765

Investment in unconsolidated joint ventures	(350)	(1,750)

Distributions received from unconsolidated joint ventures	84	148

Improvements and additions to hotel properties, net	(3,029)	(1,844)

Net proceeds from sale of assets	14,833	—

Net cash flow provided by investing activities	11,538	2,319

Cash flows from financing activities:

Payments of dividends and distributions	(4,747)	—

Net borrowings (repayments) against credit facility	—	1,454

Net borrowings (repayments) of term notes	(13,875)	(544)

Payment of deferred financing costs	(286)	(445)

Net proceeds from issuance of common shares	137	24

Cash payment for common share purchases	(50)	(92)

Distributions to joint venture minority interest partners	(55)	(171)

Net cash flow provided by (used in) financing activities	(18,876)	226

Net change in cash and cash equivalents	$(7,351)	$11,351

Cash and cash equivalents, beginning of period	25,453	3,610

Cash and cash equivalents, end of period	$18,102	$14,961

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1. BACKGROUND:

     Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of March 31, 2003, Boykin owned interests in 31 hotels containing a total of 8,800 guest rooms located in 18 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 31, 2003, Boykin had an 85.2% ownership interest in and was the sole general partner of the Partnership.

     Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Consolidated Joint Ventures

     As of March 31, 2003, Boykin owned three hotels with hotel operators through joint venture structures. The following table sets forth these joint ventures:

		Boykin	JV
Name of	JV	Ownership	Ownership	Hotel Owned	Date of
Joint Venture	Partner	Percentage	Percentage	Under Joint Venture	Hotel Purchase

BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	July 1997

Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	July 1997

Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/ Sea World	November 1997

Unconsolidated Joint Ventures

     Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, LLC, which owns Hotel 71, located in downtown Chicago. Boykin owns the remaining 25% ownership interest in Boykin Chicago, LLC thereby resulting in Boykin’s total ownership percentage in the hotel of 43.75%.

     Boykin has a 50% ownership interest in a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. The joint venture owns a 227-room Courtyard by Marriott® in Lyndhurst, New Jersey.

     Because of the non-controlling nature of Boykin’s ownership interests in these two joint ventures, Boykin accounts for these investments using the equity method.

     Boykin’s carrying value of its investment in the joint ventures differs from its share of the partnership equity reported in the balance sheets of the unconsolidated joint ventures due to Boykin’s cost of its investment in excess of the historical net book values related to the direct investment in Boykin Chicago, LLC. Boykin’s additional basis is allocated to depreciable assets and depreciation is recognized on a straight-line basis over 30 years.

     The following table sets forth the total assets, liabilities, equity and certain components of net loss, including Boykin’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002:

	BOYKIN/AEW		BOYKIN/CONCORD

	MARCH 31,	DECEMBER 31,	MARCH 31,	DECEMBER 31,
	2003	2002	2003	2002

Total assets	$69,723	$70,058	$22,943	$23,762

Total liabilities	40,892	39,941	17,409	17,494

Equity	28,831	30,117	5,534	6,268

Boykin’s share of equity	12,781	12,992	2,767	3,134

Boykin’s additional basis in Boykin Chicago, LLC	1,022	1,030	—	—

Investment in unconsolidated joint venture	$13,803	$14,022	$2,767	$3,134

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2003	2002	2003	2002

Revenues	$2,395	$1,656	$1,386	$602

Hotel operating expenses	(2,276)	(1,528)	(877)	(570)

Real estate related depreciation	(771)	(395)	(304)	(145)

Property taxes, insurance and other	(130)	(175)	(142)	(114)

Operating income	(782)	(442)	(63)	(227)

Amortization	(69)	(97)	(22)	(21)

Interest expense	(439)	(385)	(205)	(149)

Other	4	(81)	(402)	—

Net loss	(1,286)	(1,005)	(566)	(397)

Boykin’s share of net loss	(561)	(438)	(283)	(199)

Taxable REIT Subsidiaries

     As of January 1, 2002, Boykin leased 31 properties to taxable REIT subsidiaries (“TRS”) and engaged hotel management companies to operate the hotels under management contracts. Bellboy, Inc. (“Bellboy”) is the TRS which, through its subsidiaries, leased 29 of Boykin’s properties. Boykin Chicago, LLC and the Boykin/Concord joint venture each also have TRS entities who lease their properties, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively.

     Effective September 1, 2002, the joint venture with Davidson Hotel Company (“Davidson”) formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), to lease the Marriott’s Hunt Valley Inn. Davidson continues to manage the hotel under a new management agreement, which was also effective September 1, 2002.

     As of March 31, 2003, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, are operated under the TRS structure.

     The consolidated financial statements include the operating results of the consolidated hotels under the TRS structure subsequent to the formation of each TRS. Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties; now reported revenues are generated from total revenues from the properties with the related operating expenses also being reported.

Hotel Operators

     As of March 31, 2003, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 17 of the 31 hotels in which Boykin has ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). A subsidiary of Hilton Hotels Corporation (“Hilton”) managed 10 of the hotels under a long-term management agreement. Interstate Hotels and Resorts, Outrigger Lodging Services, Davidson and Concord each manage one property.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The separate financial statements of Boykin, the Partnership, Bellboy, Hunt Valley and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The operations of the hotels have historically been seasonal. The four hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condominium Units

     During 2002, Boykin began construction of a new 92-unit tower, White Sand Villas, at its Pink Shell Beach Resort. Deposits received for the purchase of units in the White Sand Villas are reflected as a liability on the balance sheet. A portion of the deposits was available for use as payment of construction costs. The portion that is not available is reflected in restricted cash.

     During the first quarter of 2003, revenue was recognized under percentage of completion accounting as the project had achieved a sufficient level of completion and the cost of the project had become reasonably estimable. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit margin realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors. Boykin reported $6,445 in revenues and $4,112 in costs under the percentage of completion method of accounting for the three month period ended March 31, 2003.

     The amount of costs in excess of the revenue recognized on the White Sand Villas project is $1,706 and is reflected in other assets within the consolidated balance sheet. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $6,445 as of March 31, 2003.

     Revenues from condominium development and unit sales for the first quarter of 2003 includes revenues related to the sale of 14 Sanibel View Villas condominium units. The remaining six Sanibel View Villas units have a net book value of $862 and are reflected in other assets on the accompanying balance sheet.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”)) not be treated as extraordinary items. The provisions of this statement were effective for Boykin beginning January 1, 2003. Adoption of this statement did not have a material effect on the financial position or results of operations of Boykin.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin has adopted the disclosure requirements of Interpretation No. 45 for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of March 31, 2003.

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

     As of March 31, 2003, Boykin has a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and net loss per share would have been changed to the pro forma amounts indicated below.

	THREE MONTHS ENDED MARCH 31,

	2003	2002

	PRO FORMA	PRO FORMA

Net loss applicable to common shareholders	$(2,726)	$(1,945)

Stock-based employee compensation expense	(32)	(38)

Proforma net loss	(2,758)	(1,983)

Proforma net loss per common share:

Basic	$(0.16)	$(0.12)

Diluted	$(0.16)	$(0.12)

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the third quarter of 2003. Boykin does not have any unconsolidated variable interest entities as of March 31, 2003.

     On April 30, 2003 the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. Boykin has not yet completed its analysis of SFAS 149 and therefore the effect on Boykin’s consolidated financial statements of the implementation of SFAS 149 when effective has not yet been determined.

3. EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three months ended March 31, 2003 and 2002, the weighted average basic and diluted common shares outstanding were as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Basic	17,316,701	17,218,244

Effect of dilutive securities:

Common stock options	20,614	35,555

Restricted share grants	75,313	40,533

Diluted	17,412,628	17,294,332

4. PARTNERSHIP UNITS/MINORITY INTERESTS:

     A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at March 31, 2003 and 2002. The weighted average number of limited partnership units outstanding for the three month periods ended March 31, 2003 and 2002 were 2,718,256.

     The minority interest liability is affected by the limited partnership units outstanding as well as the existence of preferred partnership units which are owned by Boykin. The preferred partnership units mirror the terms of the preferred depositary shares outstanding.

5. DISCONTINUED OPERATIONS:

     The provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” require that assets sold or held for sale be treated as discontinued operations. Boykin considers assets to be “held for sale” when they are under contract and are immediately available to be sold.

     In February 2003, Boykin sold the Knoxville Hilton and the Hampton Inn Lake Norman for aggregate proceeds of $15,200. The net proceeds of these sales were applied to the $108,000 term loan in connection with a release of the properties from the loan’s collateral. Prior to February, the properties were not immediately available for sale because the sale required a modification of the loan terms, which was granted in February.

     The assets and liabilities of the two properties as of December 31, 2002, and the results of operations of the properties through the sale date and for the three months ended March 31, 2002, have been classified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties based upon the loan amounts that were repaid with the proceeds of the sales.

     The results of operations and the financial position of the two properties sold were as follows:

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Revenues	$795	$1,706

Hotel operating expenses	(805)	(1,470)

Property taxes, insurance and other	(135)	(104)

Other expenses	(7)	(9)

Interest expense	(87)	(150)

Real estate related depreciation and amortization	(109)	(188)

Amortization of deferred financing costs	(155)	(12)

Net loss	(503)	(227)

DECEMBER 31,
2002

Accounts receivable, net	$309

Inventories	35

Other assets	66

Deferred financing costs, net	158

Investment in hotel properties, net	13,392

Total assets	$13,960

Accounts payable and accrued expenses	$696

Term notes payable	14,250

Total liabilities	$14,946

6. CREDIT FACILITY:

     Boykin has a revolving credit facility which enables it to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that ranges between LIBOR plus 2.25% to 4.00%, as defined. Boykin is required to pay a 0.25% fee on the unused portion of the credit facility. The facility expires in July 2003 and contains a one-year extension option, subject to certain approvals. The credit facility is secured by seven hotel properties with a net carrying value of $93,538 and $94,334 at March 31, 2003 and December 31, 2002, respectively. There were no outstanding borrowings against the credit facility at March 31, 2003 or December 31, 2002.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the credit facility place certain restrictions on common share dividends; however, Boykin is entitled to distribute up to 100% of REIT taxable income. Boykin was in compliance with its covenants at March 31, 2003.

7. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of March 31, 2003 and December 31, 2002 was $124,280 and $124,860, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and thereafter at a new fixed rate to be determined. The loan is secured by ten Doubletree hotels with a net carrying value of $225,663 and $226,698 at March 31, 2003 and December 31, 2002, respectively, and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at March 31, 2003.

     Boykin’s $45,000 term loan agreement will mature in July 2003. Boykin intends to refinance the obligation upon maturity. In conjunction with the preferred stock offering in October 2002, Boykin used a portion of the net proceeds to reduce the loan balance by $3,033, therefore at March 31, 2003 and December 31, 2002, the outstanding balance was $41,967. The loan is secured by three hotel properties with a net carrying value of $42,720 and $43,150 at March 31, 2003 and December 31, 2002, respectively, and bears interest at a rate that fluctuates at LIBOR plus 2.00% to 4.00% (4.84% at March 31, 2003). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and to maintain a leverage ratio below a specified level. Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2003.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. In connection with the sale of the Knoxville Hilton and the Hampton Inn Lake Norman in February 2003, the loan balance was reduced to $93,750. The loan matures in July 2003 and contains two one-year extension options. Boykin is currently evaluating its refinancing and extension options with respect to this loan. The loan is now secured by seven hotel properties with a net carrying value of $61,568 at March 31, 2003. The net carrying value of the nine properties that secured the property at December 31, 2002 was $74,136. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.69% at March 31, 2003). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at March 31, 2003.

     In March 2001, the Partnership entered into an interest rate swap agreement, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note until July 2003. BHC also has interest rate protection on the remaining $25,000 original principal to cap the overall loan interest rate at no more than 10.25%. The cap had no value at March 31, 2003.

     In January 2003, White Sand Villas Development LLC, a wholly-owned subsidiary of Bellboy, closed on a $23,300 construction loan with a bank. The loan is due in 2005, bears interest at a rate that fluctuates at LIBOR plus 2.50% (3.84% at March 31, 2003) and requires principal payments based upon the closing of condominium sales. At March 31, 2003, $955 was outstanding on the loan.

     As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of March 31, 2003, outstanding letters of credit totaled $2,116. As of March 31, 2003, Boykin has not entered into any significant other off-balance sheet financing arrangements.

     Maturities of long-term debt at March 31, 2003 are as follows:

2003	$137,400

2004	2,402

2005	3,557

2006	2,788

2007	2,990

2008 and thereafter	111,815

$260,952

8. RELATED PARTY TRANSACTIONS:

     Management fees earned by BMC related to hotel management contracts during the three months ended March 31, 2003 and 2002 totaled $919 and $848, respectively. As of March 31, 2003, Boykin had related party payables to BMC of $1,220, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

     Through March 31, 2003, Boykin paid a wholly-owned subsidiary of BMC $129 and $17, respectively, for design and project management services related to capital improvements at its hotels. During 2001, the subsidiary sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin.

9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     As of March 31, 2003, and December 31, 2002, there were $4,851 and $4,747, respectively, of common and preferred dividends and Partnership distributions which were declared but not paid.

     Interest paid during the three-month periods ended March 31, 2003 and 2002 was $4,525 and $5,028, respectively.

     In the first three months of 2003, Boykin issued 132,000 common shares, valued at $990, under Boykin’s Long-Term Incentive Plan.

10. INCOME TAXES

     Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to TRS subsidiaries. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for the corporate level entities.

     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2003, Boykin’s TRSs have a deferred tax asset of approximately $2,200, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of March 31, 2003, the net operating loss carry-forwards have remaining lives of approximately 19 to 20 years.

11. SUBSEQUENT EVENTS

     On April 30, 2003, Boykin entered into an agreement (the “Modification Agreement”) with Hilton to terminate the long-term management agreement related to the ten Doubletree hotels managed by Hilton. The existing management agreement was originally scheduled to terminate in 2012; however, Hilton had the right to extend the agreement for up to ten five-year terms, making the management agreement an effective 59-year encumbrance on the properties. The termination will occur in phases and is expected to be complete by the end of 2003.

     Six of the hotels, the Doubletree Sacramento, the Doubletree Omaha, the Doubletree Colorado Springs, the Doubletree Portland Lloyd Center, the Doubletree Boise, and the Doubletree Portland Downtown, will continue as Doubletree hotels under license agreements, effective May 9, 2003. The new license agreements have terms of 20 years, have royalty fees equal to 6% of rooms revenue for the first 10 years and 5% of rooms revenue for the remainder of the terms, and will provide for standard marketing expenses. Boykin has agreed to immediately make certain capital improvements at the properties totaling approximately $5,000. Additionally, the license agreements provide that Boykin will spend a minimum 5% of total annual revenues on capital expenditures, with certain provisions to carry over expenditures in excess of the minimum to satisfy requirements for succeeding years. Furthermore, Boykin has the opportunity to reduce the royalty fees under the license agreements by up to one third, based upon future license agreements Boykin undertakes with Hilton. On the effective date of the license agreements, Hilton ceased managing the properties, and Boykin engaged BMC to begin managing the properties effective May 9th. The BMC management agreements provide for a base management fee of 1.5% of total revenues plus incentive fees based upon increases in house profit over the house profit in 2002, and are cancelable by Boykin on 90 days notice.

     The remaining four properties will change franchise affiliation and management at differing points throughout the remainder of 2003. As part of the agreement, Boykin will make cash payments related to the transaction of $5,660. Of these payments, $2,100 represents a cash payment in connection with terminating the management agreements, and is payable no later than December 31, 2003, and $3,600 represents a discounted payoff of the $6,000 deferred incentive management fee, which had been expensed by Boykin but was not yet payable to Hilton. Offsetting these amounts is a $40 claim against Hilton for certain previously expensed items disputed by Boykin. Westboy had additional claims against Hilton for certain items which related to periods prior to Boykin’s acquisition of Westboy, which claims, under the terms of the acquisition agreement surrounding Westboy, were due to Westboy’s previous owner, BMC. These claims were settled for $510 and, under the terms of the Modification Agreement, this amount was netted by Boykin from monies due to Hilton and will be paid directly to BMC by Westboy. Further, pursuant to the terms of the Westboy acquisition agreement, BMC was entitled to the benefit of any discount received on the deferred incentive fee received during a true up period. The aggregate payment of $3,600 for the deferred incentive fee consists of $2,750 paid to Hilton and $850 payable to BMC in settlement of its potential right to the discounted payoff amount.

     Lastly, as part of the Modification Agreement, Boykin agreed to convert the Berkeley Marina Radisson to a Doubletree Hotel under a 15-year license agreement. The license agreement is expected to commence on or around June 1, 2003 and will provide for royalty fees of 4% of rooms revenue, plus standard marketing fees. Boykin expects that the change in brand affiliation will improve revenues and house profit at the Berkeley hotel.

     Due to the nature of the Modification Agreement with Hilton and the related transactions with BMC, only the independent members of Boykin’s Board of Directors considered and approved the transactions. The independent directors received an opinion of Houlihan Lokey Howard & Zukin that the transaction was fair, from a financial point of view.

     Also subsequent to the end of the quarter, Boykin exercised its right to cancel the management agreement with Interstate for the Holiday Inn Minneapolis West. Boykin is currently in negotiations with BMC regarding the terms of a new management agreement for the property which would commence in July 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

     Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 31 hotels throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of March 31, 2003, Boykin Lodging had an 85.2% ownership interest in, is the sole general partner of and does all its business through the Partnership.

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

     •     Optimizing our capital structure and improving our financial flexibility by;

•	Managing our leverage and debt service coverage ratios;
•	Expanding the nature and sources of our capital;
•	Utilizing secured debt when it can be structured to provide flexibility regarding the collateral properties; and
•	Using joint ventures when appropriate to maximize return on invested capital and manage risk exposure.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2003

     Refer to the “Results of Operations” section below for discussion of our first quarter 2003 results compared to 2002 results.

     Our operations during the first quarter were negatively impacted by the commencement of the war with Iraq, as well as the continuing softness in the economy, the continued warnings regarding the threat of terrorist attacks and travel-related fears concerning the SARS virus. During the first quarter of 2003, our comparable consolidated portfolio comprised of properties owned and operated as a TRS at both March 31, 2003 and 2002, experienced a RevPAR decline of 3.5% from the first quarter of 2002. The comparable portfolio also experienced a decline in hotel operating profit margin, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of approximately 450 basis points over the same period of 2002.

     We are progressing with the expansion project at the Pink Shell Beach Resort which will increase the number of rooms at the resort by 39. The project includes demolishing 53 cottage units (38 have already been removed) and constructing a new 92-unit tower called White Sand Villas, which will significantly upgrade the character of the resort. Construction has progressed to the fifth floor of the planned nine floor tower and the entire project is scheduled for completion during the fourth quarter of 2003.

     The outlook for the remainder of 2003 is unclear. The impact of the war is lingering even after its conclusion. As a result, we have rescinded previous guidance and are temporarily suspending any quarterly or full-year guidance.

     During the quarter our Board of Directors declared a dividend on our common and preferred shares of $0.18 per common share and $6.5625 per preferred share. The dividends were payable to shareholders of record as of March 31, 2003 and were paid on May 1 and April 15, 2003, respectively. Due to the significant impact that the recent war and economic environment have had on our cash flows and the uncertainty for the remainder of 2003, we are anticipating recommending to the board that they withhold declaring a common share dividend for the second quarter. We believe that it is in the best interest of the Company to retain cash until we can gain clarity around future anticipated performance and the appropriate level of dividends.

     In April 2003, the Governor of Indiana signed into law a bill which will allow the residents of Orange County, Indiana to decide whether to allow a riverboat casino to open in the county. Our French Lick Springs Resort and Spa is located in Orange County. The bill requires that casino gambling be approved in a countywide referendum, which could be on the November 2003 ballot. If approved, the bill provides that the riverboat casino would be located in the town of French Lick or in adjacent West Baden, and the Indiana Gaming Commission would solicit proposals from interested parties to develop and operate the casino. Were a casino to be opened in Orange County, we anticipate that tourism would increase in the county, leading to greater demand for rooms at the French Lick Springs Resort and Spa.

CRITICAL ACCOUNTING POLICY

Revenue recognition — Percentage of Completion

     During the first quarter, we recognized revenue related to the White Sand Villas project under the percentage of completion method. The project has achieved a sufficient level of completion and the cost of the project has become reasonably estimable. Percentage of completion accounting involves the use of the estimates for the relation of revenue on sold units to total revenues of the project and for the total cost of the project. The profit margin realized on the project could change if actual sales prices different from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

     Total revenues increased 10.8% to $66.1 million for the first quarter 2003 versus $59.6 million for the same period in 2002. The improvement was the result of an increase in condominium revenues of $6.6 million. Hotel revenues for the three months ended March 31, 2003 were $55.9 million, an increase of 1.5% from the $55.1 million in hotel revenues for the same period in 2002. Comparable hotel revenues decreased by $2.2 million, and were partially offset by the $3.0 million of hotel revenues related to the Marriott’s Hunt Valley Inn TRS, which was formed in September 2002. The formation of the TRS caused a decrease in lease revenue of $1.0 million.

     Hotel operating profit margins of the consolidated hotels under the TRS structure for the first quarter of 2003 was 21.1%, a decrease from the 26.0% hotel operating profit for the first quarter of 2002. The addition of the Marriott’s Hunt Valley Inn did not materially impact the operating profit percentages. For these 27 hotels, RevPAR for the first quarter fell 3.5% over the same period in the prior year. The change was a result of a slight occupancy increase, from 57.1% to 57.2% and a 3.7% decrease in average daily rate to $89.15 from $92.57 in 2002. Decreased margins were the result of multiple causes. Lower average room rates; a change in food and beverage mix of revenue from higher margin group business to lower margin individual meal business; increased payroll costs due to increases in wages and benefits; as well as higher energy costs and other weather-related costs (e.g., snow removal) due to a cold, snowy winter in the mid-western and eastern areas of the United States and changes in fee structures within certain franchise agreements.

     Property taxes, insurance and other increased from $4.0 million to $4.3 million, or by 7.8%, due primarily to increases in the cost of insurance.

     Cost of condominium development and unit sales increased from $2.4 million for the first quarter of 2002 to $6.3 million for 2003. The increase in costs is a result of revenue recognized under the percentage of completion method of accounting for the White Sand Villas development. Margins increased from 24.4% to 35.5% from year to year. The increase in margin is due to price increases on the Sanibel View Villas units and also due to the revenue recognition on the White Sand Villas project, which is a higher margin project.

     Interest expense from continuing operations decreased from $4.8 million to $4.3 million from first quarter 2002 to 2003 due to a decrease in average borrowings on our line of credit from nearly $40.0 million during the first quarter of 2002 to $0 in 2003, and the reduction in the outstanding balance of the $45.0 million term loan from proceeds from the preferred depositary share offering.

     As a result of the above, the first quarter 2003 resulted in a net loss before discontinued operations of $2.3 million compared to the same period last year when the net loss totaled $1.8 million.

     In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified operations related to the assets sold during the first quarter of 2003 as discontinued operations for both periods presented in the accompanying consolidated statements of operations. The operating loss from discontinued operations for the first quarter of 2003 was $0.4 million compared to a 2002 first quarter loss of $0.2 million. Also included in discontinued operations are the results from the sales of the properties in February 2003 resulting in a net gain of $1.2 million, net of minority interest. There were no property sales during the first quarter of 2002.

     Our funds from operations applicable to common shareholders (“FFO”) for the quarter ended March 31, 2003 was $2.6 million compared to $4.2 million for the same period in 2002.

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

     We have made revisions to our calculation of FFO as a result of the new Securities and Exchange Commission rules and regulations regarding the reporting of non-GAAP financial information. Historically, we reversed the impact of deferred lease revenue in our calculation of FFO. Effective January 1, 2003 and forward, this adjustment will no longer be made and any prior period amounts disclosed will have been recalculated using our new method.

     The following is a reconciliation between net loss and FFO for the three months ended March 31, 2003 and 2002, respectively (in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Net loss	$(1,538)	$(1,945)

Minority interest	(804)	(462)

Gain on disposal/sale of assets	(1,417)	—

Depreciation and amortization	7,140	6,829

Depreciation and amortization included in discontinued operations	109	188

Equity loss in unconsolidated joint ventures	844	636

FFO applicable to joint ventures	(184)	(438)

Preferred dividends declared	(1,188)	—

Funds from operations after preferred dividends	$2,962	$4,808

Less: Funds from operations related to minority interest	402	656

Funds from operations applicable to common shareholders	$2,560	$4,152

     The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2003 and 2002:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

All Hotels (31 hotels) (a)

Hotel revenues (in thousands)	$60,929	$61,571

RevPAR	$51.06	$51.29

Occupancy	56.1%	55.4%

Average daily rate	$91.04	$92.64

Comparable Hotels (27 hotels) (b)

Hotel revenues (in thousands)	$52,888	$55,102

RevPAR	$50.95	$52.81

Occupancy	57.2%	57.1%

Average daily rate	$89.15	$92.57

(a)	Includes all hotels owned by Boykin at the end of the quarter whether or not wholly-owned by Boykin, owned through a consolidated or unconsolidated joint venture and whether or not operated under the TRS structure.

(b)	Includes all consolidated hotels operated under the TRS structure for both periods and owned by Boykin at the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels. The cash flow from the operations of the hotels is subject to risk factors common to the hotel industry, including, but not limited to: public reaction to acts of terrorism or military action; competition for guests from other hotels; adverse effects of general and local economic conditions; dependence on demand from travelers, which may be seasonal and which may be adversely impacted by health and safety-related concerns; increases in energy costs, airline fares, and other expenses related to travel; the impact of financial difficulties of the airline industry; increases in operating costs attributable to inflation; and overbuilding in the hotel industry, especially within individual markets.

     As of March 31, 2003, we had $18.1 million of unrestricted cash and cash equivalents, $11.0 million of cash restricted for the payment of capital expenditures, real estate taxes, interest and insurance, and $5.7 million of restricted cash representing deposits on condominium sales. We had outstanding borrowings totaling $261.0 million against our term notes payable.

     We have a $65 million credit facility to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, as limited under terms of the credit agreement. For information relating to the terms of our credit facility and our $130 million, $45 million, and $108 million term notes payable, please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

     In October 2002, we completed an underwritten public offering of 1,800,000 depositary shares, each share representing 1/10 of a share of our 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A (Liquidation Preference $25 per depositary share). An additional 10,000 depositary shares were issued to cover over-allotments. Net proceeds after underwriting discounts and commissions were used to repay the outstanding balance on our credit facility and reduced the outstanding balance on the $45 million term loan to just under $42 million. Annual dividends of $2.625 per depositary share are payable quarterly upon authorization of the Board of Directors. The shares are listed on the New York Stock Exchange.

     In January 2003, we closed on a $23.3 million construction loan secured by our White Sand Villas condominium project at the Pink Shell Beach Resort. The loan is due in January 2005 and requires principal payments based upon condominium sales. The remaining funding of construction costs will be provided by deposits already collected on pre-sales of the condominium units. As of March 31, 2003, the loan had an outstanding balance of $1.0 million.

     We may seek to negotiate additional credit facilities, replacement credit facilities, or issue other debt or equity instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the current credit facility is restrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility or that replacement facilities will be negotiated at rates and under terms favorable to us.

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

CAPITAL PROJECTS

     Through March 31, 2003, we had approximately $3.0 million of fixed asset additions at our hotels. This amount primarily includes planned refurbishments and replacements at selected existing hotels. Significant portions of this total relate to the guestroom renovation at our Cleveland Marriott property and costs related to the design and construction of our ancillary conference centers.

     We are proceeding with the construction of the White Sand Villas condominium tower. Total costs of the condominium tower are estimated to be approximately $25.0 million, including cumulative expenditures of $5.8 million through the first quarter, with a scheduled completion date during the fourth quarter of 2003.

     We have commenced construction on the first of two phases of our ancillary conference center development project in Berkeley. We anticipate that the first phase will be completed and operational in late May. Commencement of the second phase will then take place, and is expected to be completed and fully operational during the fourth quarter of 2003. We are also moving forward with plans for an ancillary conference center within our Omaha property. We have received our building permit and hope to start construction within the next 30 days. At this time, we are also planning on developing similar facilities within our Portland Lloyd Center property and expect construction to start during the fourth quarter.

INFLATION

     Operators of hotels in general can change room rates quickly, but competitive pressures may limit the operators’ ability to raise rates to keep pace with inflation.

     Our general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

SEASONALITY

     Our hotels’ operations historically have been seasonal. The four hotels located in Florida have historically experienced their highest occupancy in the first quarter. The remainder of our hotels have historically maintained higher occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flows received from hotel operations.

COMPETITION AND OTHER ECONOMIC FACTORS

     Our hotels are located in developed areas that contain other hotel properties. The future occupancy, average daily rate and RevPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities, or our ability to sell existing properties.

     As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economics, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our $65 million secured credit facility, our $45 million secured term loan, our $108 million term loan, our $23 million construction loan and our share of floating rate debt of our unconsolidated joint ventures of $25.1 million.

     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixes the overall interest rate on this debt at 7.32% through July 2003. Including this $83 million, approximately 79% of our outstanding debt at March 31, 2003, is fixed-rate in nature. The weighted average interest rate of our variable rate debt was 4.6% for the quarter ended March 31, 2003.

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

     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million, based upon the balances outstanding on our variable rate instruments at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon their evaluation as of a date within 90 days of the filing date of this quarterly report, they concluded that our disclosure controls and procedures were adequate and effective.

     (b)  Changes in Internal Controls.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

3.3	(e)	Amendment to the Company’s Articles of Incorporation for the 101/2% Class A Cumulative Preferred Shares, Series 2002-A

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin

Lodging Company and National City Bank, as rights agent

4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank

4.4	(e)	Form of Preferred Share Certificate

4.5	(e)	Form of Depositary Receipt

99.1		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.

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

     The information contained in this Form 10-Q and in the documents incorporated by reference herein and in Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

May 14, 2003	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 14, 2003	/s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Robert W. Boykin, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boykin Lodging Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By: /s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

3.3	(e)	Amendment to the Company’s Articles of Incorporation for the 101/2% Class A Cumulative Preferred Shares, Series 2002-A

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin

Lodging Company and National City Bank, as rights agent

4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank

4.4	(e)	Form of Preferred Share Certificate

4.5	(e)	Form of Depositary Receipt

99.1		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.