Form 10-Q
period 2003-06-30
BOYKIN LODGING CO
filed 2003-08-14
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]          No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]          No [   ]

     The number of common shares, without par value, outstanding as of August 7, 2003, was 17,344,380.

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Investment in hotel properties	$613,347	$604,621
Accumulated depreciation	(144,963)	(129,327)

Investment in hotel properties, net	468,384	475,294
Cash and cash equivalents	17,313	25,453
Restricted cash	16,113	13,492
Accounts receivable, net of allowance for doubtful accounts of $195 and $414 as of June 30, 2003 and December 31, 2002, respectively	21,763	9,136
Receivable from related party related to lease terminations	—	6
Rent receivable from lessees	332	154
Inventories	1,898	2,074
Deferred financing costs and other, net	2,050	2,919
Investment in unconsolidated joint ventures	16,700	17,156
Other assets	8,367	12,965
Assets of discontinued operations, net	—	16,860

	$552,920	$575,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$4,000	$—
Term notes payable	259,832	257,952
Accounts payable and accrued expenses	36,696	37,275
Accounts payable to related party	923	678
Dividends/distributions payable	1,188	4,747
Due to lessees	113	281
Deferred lease revenue	284	—
Minority interest in joint ventures	2,403	2,419
Minority interest in operating partnership	12,457	14,202
Liabilities of discontinued operations	—	17,664
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,340,050 and 17,276,407 shares outstanding as of June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	357,298	356,228
Distributions and losses in excess of income	(120,500)	(112,970)
Other comprehensive loss	—	(1,773)
Unearned compensation — restricted shares	(1,774)	(1,194)

Total shareholders’ equity	235,024	240,291

	$552,920	$575,509

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002
(unaudited, amounts in thousands, except for per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Hotel revenues
Rooms	$40,720	$41,081	$76,555	$76,770
Food and beverage	19,996	19,677	36,992	36,046
Other	3,555	3,617	6,401	6,277

Total hotel revenues	64,271	64,375	119,948	119,093
Lease revenue	337	1,385	674	2,668
Revenues from condominium development and unit sales	7,286	445	17,096	3,675

Total revenues	71,894	66,205	137,718	125,436

Expenses:
Hotel operating expenses
Rooms	10,067	9,393	19,357	17,976
Food and beverage	14,106	13,376	26,967	25,348
Other direct	2,319	2,321	4,075	4,119
Indirect	18,809	17,640	37,003	34,113
Management fees to related party	1,212	1,169	2,151	2,003
Management fees to third parties	527	882	1,254	1,617

Total hotel operating expenses	47,040	44,781	90,807	85,176
Property taxes, insurance and other	4,309	4,094	8,610	8,083
Cost of condominium development and unit sales	5,353	332	11,685	2,774
Real estate related depreciation and amortization	8,979	6,786	16,074	13,581
Corporate general and administrative	2,106	1,738	3,822	3,752

Total operating expenses	67,787	57,731	130,998	113,366

Operating income	4,107	8,474	6,720	12,070
Interest income	55	87	119	161
Other income	101	237	191	425
Interest expense	(4,381)	(4,898)	(8,697)	(9,698)
Amortization of deferred financing costs	(725)	(506)	(1,409)	(1,006)
Minority interest in earnings of joint ventures	(19)	(11)	(39)	(40)
Minority interest in (earnings) loss of operating partnership	358	(337)	1,288	104
Equity in earnings (loss) of unconsolidated joint ventures	135	(353)	(709)	(989)

Income (loss) before gain on disposal of assets and discontinued operations	(369)	2,693	(2,536)	1,027
Gain on disposal of assets	343	—	376	—

Income (loss) before discontinued operations	(26)	2,693	(2,160)	1,027
Discontinued operations:
Income (loss) from discontinued operations, net of minority interest income (expense) of $8 and $110, for the three and six months ended June 30, 2003 and $(37) and $13 for the three and six months ended June 30, 2002, respectively	(43)	205	(622)	(74)
Gain (loss) on sale of assets, net of minority interest income (expense) of $66 and $(142) for the three and six months ended June 30, 2003, respectively	(373)	—	802	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(442)	$2,898	$(1,980)	$953

Preferred dividends	(1,188)	—	(2,376)	—

Net income (loss) applicable to common shareholders	$(1,630)	$2,898	$(4,356)	$953

Net income (loss) per share applicable to common shareholders before discontinued operations
Basic	$(0.07)	$0.16	$(0.26)	$0.06
Diluted	$(0.07)	$0.16	$(0.26)	$0.06
Discontinued operations per share
Basic	$(0.02)	$0.01	$0.01	$0.00
Diluted	$(0.02)	$0.01	$0.01	$0.00
Net income (loss) per share applicable to common shareholders*
Basic	$(0.09)	$0.17	$(0.25)	$0.06
Diluted	$(0.09)	$0.17	$(0.25)	$0.05
Weighted average number of common shares outstanding
Basic	17,339	17,239	17,328	17,228
Diluted	17,420	17,379	17,418	17,336

*	Per share amounts may not add due to rounding

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited, dollar amounts in thousands)

				Distributions and
			Additional	Losses	Other Comprehensive	Unearned
	Preferred Shares	Common Shares	Paid-In Capital	In Excess of Income	Gain/(Loss)	Compensation	Total

Balance at December 31, 2002	181,000	17,276,407	$356,228	$(112,970)	$(1,773)	$(1,194)	$240,291
Issuance of common shares, net of offering expenses of $2	—	72,379	1,145	—	—	(990)	155
Common share purchases for treasury	—	(8,736)	(75)	—	—	—	(75)
Dividends declared
—$0.18 per common share	—	—	—	(3,174)	—	—	(3,174)
—$13.125 per Class A preferred share	—	—	—	(2,376)	—	—	(2,376)
Amortization of unearned compensation	—	—	—	—	—	410	410
Net loss	—	—	—	(1,980)	—	—	(1,980)
Other comprehensive income
—Net unrealized gain on interest rate swap	—	—	—	—	1,773	—	1,773

Total comprehensive loss	—	—	—	—	—	—	(207)

Balance at June 30, 2003	181,000	17,340,050	$357,298	$(120,500)	$—	$(1,774)	$235,024

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited, amounts in thousands)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(1,980)	$953
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities-
Gain on disposal/sale of assets	(1,320)	—
Depreciation and amortization	17,845	15,079
Amortization of unearned compensation	410	685
Equity in loss of unconsolidated joint ventures	709	989
Deferred lease revenue	284	262
Minority interests	(1,217)	(77)
Changes in assets and liabilities-
Accounts receivable and inventories	853	390
Restricted cash	(2,621)	1,917
Accounts payable and accrued expenses	650	(1,387)
Amounts due to/from lessees	(340)	2,376
Other	(8,467)	1,815

Net cash flow provided by operating activities	4,806	23,002

Cash flows from investing activities:
Cash assumed in connection with termination of leases	—	5,765
Investment in unconsolidated joint ventures	(481)	(3,500)
Distributions received from unconsolidated joint ventures	209	148
Improvements and additions to hotel properties, net	(8,895)	(5,306)
Net proceeds from sale of assets	17,408	—

Net cash flow provided by (used in) investing activities	8,241	(2,893)

Cash flows from financing activities:
Payments of dividends and distributions	(9,598)	—
Net borrowings against credit facility	4,000	1,000
Repayments of term notes	(17,999)	(1,049)
Borrowings against term notes	3,004	—
Payment of deferred financing costs	(619)	(445)
Net proceeds from issuance of common shares	155	134
Cash payment for common share purchases	(75)	(161)
Distributions to joint venture minority interest partners	(55)	(171)

Net cash flow used in financing activities	(21,187)	(692)

Net change in cash and cash equivalents	$(8,140)	$19,417
Cash and cash equivalents, beginning of period	25,453	3,610

Cash and cash equivalents, end of period	$17,313	$23,027

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited, dollar amounts in thousands except per share data)

1. BACKGROUND:

     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of June 30, 2003, Boykin owned interests in 30 hotels containing a total of 8,668 guest rooms located in 18 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of June 30, 2003, Boykin had an 85.2% ownership interest in and was the sole general partner of the Partnership.

     Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Consolidated Joint Ventures

     As of June 30, 2003, Boykin owned three hotels through joint venture structures with hotel operators. The following table sets forth these joint ventures:

		Boykin	JV
	JV	Ownership	Ownership
Name of Joint Venture	Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Date of Hotel Purchase

BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	July 1997
Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	July 1997
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World	November 1997

Unconsolidated Joint Ventures

     Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, LLC, which owns Hotel 71, located in downtown Chicago. Boykin owns the remaining 25% ownership interest in Boykin Chicago, LLC thereby resulting in Boykin’s total ownership percentage in the hotel of 43.75%. Boykin Chicago, LLC has entered into a management agreement with Boykin Management Company Limited Liability Company (“BMC”) to manage Hotel 71. Management and other fees earned by BMC for the three and six month period ended June 30, 2003 totaled $129 and $203, respectively. For the six months ended June 30, 2003, fees of $9 were paid to a wholly-owned subsidiary of BMC for design services related to capital improvements at the hotel. An additional $1 was paid for other services provided pursuant to the management agreements.

     Boykin has a 50% ownership interest in a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Cleveland, Ohio. The joint venture owns a 227-room Courtyard by Marriott® in Lyndhurst, New Jersey which is managed by Concord.

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

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002:

	Boykin/AEW		Boykin/Concord

	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002

Total assets	$70,487	$70,058	$22,806	$23,762

Accrued expenses	2,768	3,285	335	356
Outstanding debt	37,754	36,656	16,954	17,138

Total liabilities	40,522	39,941	17,289	17,494
Equity	29,965	30,117	5,517	6,268

Boykin’s share of equity	12,929	12,992	2,759	3,134
Boykin’s additional basis in Boykin Chicago, LLC	1,012	1,030	—	—

Investment in unconsolidated joint venture	$13,941	$14,022	$2,759	$3,134

	Boykin/AEW				Boykin/Concord

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Revenues	$4,241	$2,261	$6,636	$3,917	$1,783	$1,620	$3,169	$2,222
Hotel operating expenses	(2,476)	(1,813)	(4,752)	(3,341)	(916)	(950)	(1,793)	(1,520)
Real estate related depreciation	(778)	(407)	(1,549)	(802)	(282)	(226)	(586)	(371)
Property taxes, insurance and other	(436)	(393)	(566)	(568)	(134)	(126)	(276)	(240)

Operating income (loss)	551	(352)	(231)	(794)	451	318	514	91
Amortization	(69)	(100)	(138)	(197)	(22)	(21)	(44)	(42)
Interest expense	(438)	(400)	(877)	(785)	(202)	(202)	(407)	(351)
Other	(10)	(49)	(6)	(130)	7	(17)	(395)	(17)

Net income (loss)	34	(901)	(1,252)	(1,906)	234	78	(332)	(319)
Boykin’s share of net income (loss)	18	(392)	(543)	(830)	117	39	(166)	(159)

Taxable REIT Subsidiaries

     As of January 1, 2002, Boykin leased 31 properties to taxable REIT subsidiaries (“TRS”), which engaged hotel management companies to operate the hotels under management contracts. Bellboy, Inc. (“Bellboy”) is the TRS which, through its subsidiaries, leased 29 of Boykin’s properties. Boykin Chicago, LLC and the Boykin/Concord joint venture each also have TRS entities who lease their properties, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively.

     Effective September 1, 2002, the joint venture with Davidson Hotel Company (“Davidson”) formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), to lease the Marriott’s Hunt Valley Inn. Davidson continues to manage the hotel under a new management agreement, which was also effective September 1, 2002.

     As of June 30, 2003, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, are operated under the TRS structure.

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

Hilton Modification Agreement

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

     Six of the hotels, the Doubletree Sacramento, the Doubletree Omaha, the Doubletree Colorado Springs, the Doubletree Portland Lloyd Center, the Doubletree Boise, and the Doubletree Portland Downtown, continue to be Doubletree hotels under license agreements which became effective May 9, 2003. The new license agreements have terms of 20 years, have royalty fees equal to 6% of rooms revenue for the first 10 years and 5% of rooms revenue for the remainder of the terms, and provide for standard marketing expenses. Boykin has agreed to immediately make certain capital improvements at the properties totaling approximately $5,000. Additionally, the license agreements provide that Boykin will spend a minimum of 5% of total annual revenues on capital expenditures, with certain provisions to carry over expenditures in excess of the minimum to satisfy requirements for succeeding years. Furthermore, Boykin has the opportunity to reduce the royalty fees under the license agreements by up to one third, based upon future license agreements Boykin undertakes with Hilton. On the effective date of the license agreements, Hilton ceased managing the properties, and Boykin engaged BMC to begin managing the properties effective May 9, 2003. The BMC management agreements provide for a base management fee of 1.5% of total revenues plus incentive fees based upon increases in house profit over the house profit in 2002, and are cancelable by Boykin on 90 days notice.

     The remaining four properties will change franchise affiliation and management by the end of 2003. As part of the agreement, Boykin will make cash payments related to the transaction of $5,660. Of these payments, $2,100 represents a cash payment in connection with terminating the management agreements, and is payable no later than December 31, 2003, and $3,600 represents a discounted payoff of the $6,000 deferred incentive management fee, which had been expensed by Boykin but was not yet payable to Hilton. Offsetting these amounts is a $40 claim against Hilton for certain previously expensed items disputed by Boykin. Westboy had additional claims against Hilton for certain items which related to periods prior to Boykin’s acquisition of Westboy, which claims, under the terms of the acquisition agreement surrounding Westboy, were payable to Westboy’s previous owner, BMC. These claims were settled for $510 and, under the terms of the Modification Agreement, this amount was netted by Boykin from monies due to Hilton and was paid directly to BMC by Westboy. Further, pursuant to the terms of the Westboy acquisition agreement, BMC was entitled to the benefit of any discount received on the deferred incentive fee received during a true up period. The aggregate payment of $3,600 for the deferred incentive fee consists of $2,750 paid to Hilton and $850 payable to BMC in settlement of its potential right to the discounted payoff amount. Accounts payable and accrued expenses reflect the reduction of the $6,000 for the settlement of the management fee and the increase of $2,100 for the termination fee. All other payments under the agreement were made during the quarter. The approximate gain of $150 recorded on the transaction, net of related professional fees, is reflected in property taxes, insurance and other expenses.

     Lastly, as part of the Modification Agreement, Boykin agreed to convert the Berkeley Marina Radisson to a Doubletree Hotel under a 15-year license agreement. The license agreement commenced in June and provides for royalty fees of 4% of rooms revenue, plus standard marketing fees. Boykin expects that the change in brand affiliation will improve long-term revenues and house profit at the Berkeley hotel.

     Due to the nature of the Modification Agreement with Hilton and the related transactions with BMC, only the independent members of Boykin’s Board of Directors considered and approved the transactions. The independent directors received an opinion of Houlihan Lokey Howard & Zukin that the transaction was fair, from a financial point of view. Boykin believes that the evaluation process used and the terms of the new agreements are reasonable.

Hotel Managers

     As of June 30, 2003, BMC and certain of its subsidiaries managed 22 of the 30 hotels in which Boykin has ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). A subsidiary of Hilton Hotels Corporation (“Hilton”) managed four of the hotels under management agreements that will terminate at differing points throughout the remainder of 2003. Interstate Hotels and Resorts, Outrigger Lodging Services, Davidson and Concord each managed one property.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The separate financial statements of Boykin, the Partnership, Bellboy, Hunt Valley and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated. Boykin believes that the results of operations contained within the financial statements reflect all costs of Boykin doing business.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The operations of the hotels have historically been seasonal. The four hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     Condominium project revenue and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit margin realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors. Boykin reported $12,916 in revenues and $8,988 in costs under the percentage of completion method of accounting for the six month period ended June 30, 2003.

     The amount of costs in excess of the revenue recognized on the White Sand Villas project is $2,065 and is reflected in other assets within the consolidated balance sheet. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $12,916 as of June 30, 2003.

     Revenues from condominium development and unit sales for the second quarter of 2003 include revenues related to the sale of three Sanibel View Villas condominium units. As of June 30, 2003, 57 of the 59 available units were sold. The revenue related to the sale of the units is recorded upon satisfaction of the following two criteria: (a) the profit is determinable and (b) the earnings process is virtually complete. These criteria are generally met at the closing of the sale. The remaining two Sanibel View Villas units have a net book value of $285 and are reflected in other assets on the accompanying balance sheet.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”)) not be treated as extraordinary items. The provisions of this statement were effective for Boykin beginning January 1, 2003. Adoption of this statement did not have a material effect on the financial position or results of operations of Boykin for the periods presented.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin has adopted the disclosure requirements of Interpretation No. 45 for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of June 30, 2003.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123”. Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption did not have a material effect on the financial condition or results of operations of Boykin.

     As of June 30, 2003, Boykin has a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and net loss per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Net income (loss) applicable to common shareholders	$(1,630)	$2,898	$(4,356)	$953
Stock-based employee compensation expense	(32)	(38)	(63)	(75)

Proforma net income (loss)	(1,662)	2,860	(4,419)	878
Proforma net income (loss) per common share:
Basic	$(0.10)	$0.17	$(0.26)	$0.05
Diluted	$(0.10)	$0.16	$(0.26)	$0.05

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the third quarter of 2003. Boykin does not have any unconsolidated variable interest entities as of June 30, 2003.

     On April 30, 2003 the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. This statement has not had and is not expected to have a material impact on Boykin’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003 for Boykin. Boykin did not enter into new financial instruments which would fall within the scope of this statement subsequent to May 31, 2003. Additionally, Boykin does not have existing financial instruments which fall within the scope of this statement.

3. EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and six months ended June 30, 2003 and 2002, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic	17,339,179	17,238,623	17,328,002	17,228,490
Effect of dilutive securities:
Common stock options	11,487	78,725	15,248	54,140
Restricted share grants	69,415	61,478	74,957	53,357

Diluted	17,420,081	17,378,826	17,418,207	17,335,987

4. PARTNERSHIP UNITS/MINORITY INTERESTS:

     A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at June 30, 2003 and 2002. The weighted average number of limited partnership units outstanding for the three and six month periods ended June 30, 2003 and 2002 were 2,718,256.

     The minority interest liability is affected by the limited partnership units outstanding as well as the existence of preferred partnership units which are owned by Boykin. The preferred partnership units mirror the terms of the preferred depositary shares outstanding.

5. DISCONTINUED OPERATIONS:

     The provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” require that hotels sold or held for sale be treated as discontinued operations. Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

     During the six months ended June 30, 2003, Boykin sold the Knoxville Hilton, the Hampton Inn Lake Norman and the Holiday Inn Lake Norman for aggregate proceeds of $17,750. The net proceeds of these sales were applied to the $108,000 term loan in connection with a release of the properties from the loan’s collateral.

     The assets and liabilities of the three properties as of December 31, 2002, and the results of operations of the properties through the sale date and for the three and six months ended June 30, 2002, have been classified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties based upon the loan amounts that were repaid with the proceeds of the sales.

     The results of operations and the financial position of the three properties sold were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$372	$2,914	$1,405	$5,005
Hotel operating expenses	(309)	(2,000)	(1,403)	(3,806)
Management fees to related party	(12)	(90)	(45)	(156)
Property taxes, insurance and other	(25)	(148)	(183)	(272)
Other expenses	(2)	—	(9)	(9)
Interest expense	(25)	(179)	(135)	(357)
Real estate related depreciation and amortization	(29)	(241)	(183)	(464)
Amortization of deferred financing costs	(21)	(14)	(179)	(28)

Income (loss) from discontinued operations	(51)	242	(732)	(87)

December 31,
2002

Accounts Receivable, net	$338
Inventories	50
Other assets	90
Deferred financing costs, net	228
Investment in hotel properties, net	16,154

Total assets	$16,860

Accounts payable and accrued expenses	$669
Accounts payable to related party	120
Term notes payable	16,875

Total liabilities	$17,664

6. CREDIT FACILITY:

     As of June 30, 2003, Boykin had a revolving credit facility which enabled it to borrow up to $65,000, subject to borrowing base and loan-to-value limitations, at a rate that ranged between LIBOR plus 2.25% to LIBOR plus 4.00%, as defined. Boykin was required to pay a 0.25% fee on the unused portion of the credit facility. The facility had an initial expiration date in July 2003. In July, Boykin received an extension of the initial maturity date until October 11, 2003. Boykin intends to refinance the facility during the extension period. In connection with the extension, Boykin reduced the size of the facility to $36,200 from $65,000. As of June 30, 2003, the credit facility, which had outstanding borrowings of $4,000, is secured by six hotel properties with a net carrying value of $81,082. There were no outstanding borrowings against the credit facility as of December 31, 2002.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to comply with the standards set forth in the franchise agreement for each hotel and to maintain its REIT status. The terms of the credit facility place certain restrictions on common share dividends; however, Boykin is entitled to distribute up to 100% of REIT taxable income. Boykin was in compliance with its covenants at June 30, 2003.

7. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of June 30, 2003 and December 31, 2002 was $123,736 and $124,860, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and thereafter at a new fixed rate to be determined. The loan was secured by ten Doubletree hotels with a net carrying value of $224,038 and $226,698 at June 30, 2003 and December 31, 2002, respectively, and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at June 30, 2003. During July, Boykin added one hotel property to, and obtained a release for four hotels from, the collateral pool.

     Boykin’s $45,000 term loan agreement was scheduled to mature in July 2003. The lenders agreed to a three month extension on the term loan, which will now mature in October 2003. During the extension period, Boykin intends to refinance the obligation. In conjunction with the preferred stock offering in October 2002, Boykin used a portion of the net proceeds to reduce the loan balance by $3,033, therefore, at June 30, 2003 and December 31, 2002, the outstanding balance was $41,967. The loan is secured by three hotel properties with a net carrying value of $42,473 and $43,150 at June 30, 2003 and December 31, 2002, respectively, and bears interest at a rate that fluctuates at LIBOR plus 2.00% to LIBOR plus 4.00% (4.62% at June 30, 2003). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and a leverage ratio below a specified level. Boykin is required to comply with the standards set forth in the franchise agreement for each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2003.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. In connection with the sale of the Knoxville Hilton, the Hampton Inn Lake Norman and the Holiday Inn Lake Norman in 2003, the loan balance was reduced to $91,125. The loan had an initial maturity date of July 2003. Boykin exercised the first of two one-year extension options; therefore, the maturity date is currently July 2004. As of June 30, 2003, the loan is secured by six hotel properties with a net carrying value of $60,298. The net carrying value of the nine properties that secured the property at December 31, 2002 was $74,136. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.67% at June 30, 2003). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at June 30, 2003.

     In March 2001, the Partnership entered into an interest rate swap agreement, which fixes the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note through July 2003. The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument. BHC also had interest rate protection on the remaining $25,000 original principal to cap the overall loan interest rate at no more than 10.25%. The cap had no value at June 30, 2003. The initial cap matured in July 2003, at which time Boykin purchased interest rate protection on the entire outstanding balance of $91,125, to again, cap the interest rate at no more than 10.25%.

     In January 2003, White Sand Villas Development LLC, a wholly-owned subsidiary of Bellboy, closed on a $23,300 construction loan with a bank. The loan is due in 2005, bears interest at a rate that fluctuates at LIBOR plus 2.50% (3.82% at June 30, 2003) and requires principal payments based upon the closing of condominium sales. At June 30, 2003, $3,004 was outstanding on the loan.

     As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of June 30, 2003, outstanding letters of credit totaled $1,985. As of June 30, 2003, Boykin has not entered into any other significant off-balance sheet financing arrangements.

     Maturities of long-term debt at June 30, 2003 are as follows:

2003	$43,106
2004	93,527
2005	5,606
2006	2,788
2007	2,990
2008 and thereafter	111,815

$259,832

8. RELATED PARTY TRANSACTIONS:

     Management and other fees earned by BMC for the consolidated hotels related to provisions within the hotel management contracts for the three and six months ended June 30, 2003 totaled $1,224 and $2,196, respectively. The management agreements between Boykin and BMC were approved by the independent members of the Board of Directors. As of June 30, 2003, with respect to the consolidated hotels, Boykin had related party payables to BMC of $923, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

     For the six months ended June 30, 2003, Boykin paid a wholly-owned subsidiary of BMC $277 and $17, respectively, for design and project management services related to capital improvements at its consolidated hotels. An additional $12 was paid for other services provided pursuant to the management agreements Fees paid to BMC and its subsidiaries for services which are not subject to management agreements are at market prices as determined by the independent members of the Board of Directors. The Board’s market price determinations are based from time to time on market checks performed by management and outside consultants, comparative information provided by BMC, and industry publications.

     Boykin believes that the methodologies used for determining the amounts to be paid to BMC and its subsidiaries for management and other services are reasonable.

     During 2001, a wholly-owned subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin.

9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     As of June 30, 2003 and December 31, 2002, there were $1,188 and $4,747, respectively, of common and preferred dividends and Partnership distributions which were declared but not paid.

     Interest paid during the six-month periods ended June 30, 2003 and 2002 was $8,959 and $10,148, respectively.

     In the first six months of 2003, Boykin issued 132,000 common shares, valued at $990, under Boykin’s Long—Term Incentive Plan.

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

     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2003, Boykin’s TRSs have a deferred tax asset of approximately $2,859, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of June 30, 2003, the net operating loss carry-forwards have remaining lives of approximately 19 to 20 years.

11. SUBSEQUENT EVENTS

     In July 2003, Boykin closed on the sale of its hotel located in Springfield, Oregon for a price of $6,500. Net proceeds from the sale were used to repay the outstanding balance on the credit facility, pay a termination fee to Hilton in accordance with the terms of the Modification Agreement and for general corporate purposes. Boykin will record an approximate $140 loss on the sale of the asset in the third quarter of 2003. The property was not classified as held for sale as of June 30, 2003 under the definition of SFAS 144 as the sale of the property required the lenders of the underlying term loan to grant a release. The release was granted in July 2003.

     Boykin has been notified that the City of Portland, through the Portland Development Commission (“PDC”), may seek to acquire the Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. If acquired, Boykin understands that the property would be developed for the purpose of student housing, academic, retail and conference uses for Portland State University. To date, the PDC has not formally initiated condemnation proceedings; however, on August 7, 2003, the PDC annexed the property into one of the city’s renewal areas. In the event that the PDC does initiate such proceedings, Boykin has been advised that they have the right to take the property for just compensation, determined by the fair market value of the property. As such, at the advice of legal counsel, Boykin has provided, and will continue to provide, information as requested by the PDC in connection with the determination of a fair value for the property. At this point in time, management does not have an estimate of any gain or loss that may result from such proceeding.

     In July 2003, Hilton ceased management of the Doubletree Bellevue Center. In connection with the termination of Hilton as the manager of the property, the property was re-flagged as a Ramada Inn. BMC replaced Hilton as manager of the property under a management agreement with a term of five years and cancelable by Boykin without penalty upon providing 90 days notice.

     During the second quarter, Boykin exercised its right to cancel the management agreement with Interstate for the Holiday Inn Minneapolis West. In July 2003, BMC commenced managing the property under a management agreement with a term of five years. The agreement is cancelable by Boykin without penalty upon providing 90 days notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

     Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 29 hotels throughout the United States. Boykin was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of June 30, 2003, Boykin had an 85.2% ownership interest in, is the sole general partner of and does all its business through the Partnership.

     Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.

SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2003

     Refer to the “Results of Operations” section below for discussion of our second quarter 2003 results compared to 2002 results.

     Our operations during the second quarter continued to be negatively effected by the war with Iraq, the continuing softness in the economy, and the persistent warnings regarding the threat of terrorist attacks. During the second quarter of 2003, our comparable consolidated portfolio, comprised of 26 properties owned and operated as a taxable REIT subsidiary (“TRS”) at both June 30, 2003 and 2002, experienced a revenue per available room (“RevPAR”) decline of 5.2% from the second quarter of 2002. The comparable portfolio also experienced a decline in hotel operating profit margin, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of approximately 380 basis points over the same period of 2002.

     We continue to make progress on our redevelopment of our Pink Shell Beach Resort. Construction of the new 92-unit tower called White Sand Villas will significantly upgrade the character of the resort. In July 2003, construction reached the ninth and final floor of the tower. The tower is scheduled for opening around the end of the year, or shortly thereafter. We have started the architecture and design stage of the final component to the Pink Shell redevelopment project, which involves tearing down two low-rise buildings and replacing them with a new, 43-unit building. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. Zoning for the new building, which will contain a full-service fine dining restaurant with a view of the Gulf of Mexico, has been approved. We anticipate starting the marketing efforts and the pre-sales of this new building during the third quarter, with construction commencing around the end of the year or early 2004.

     In April 2003, the Governor of Indiana signed into law a bill which will allow the residents of Orange County, Indiana to decide whether to allow a riverboat casino to open in the county. Our French Lick Springs Resort and Spa is located in Orange County. The bill requires that casino gambling be approved in a countywide referendum, which could be on the November 2003 ballot. If approved, the bill provides that the riverboat casino would be located in the town of French Lick or nearby West Baden, and the Indiana Gaming Commission would solicit proposals from interested parties to develop and operate the casino. Were a casino to be opened in Orange County, we anticipate that tourism would increase in the county, leading to greater demand for rooms at the French Lick Springs Resort and Spa.

     On April 30, 2003, we entered into an agreement (the “Modification Agreement”) with Hilton Hotels Corporation (“Hilton”) to terminate the long-term management agreement related to the ten Doubletree hotels managed by Hilton. The existing management agreement was originally scheduled to terminate in 2012; however, Hilton had the right to extend the agreement for up to ten five-year terms, making the management agreement an effective 59-year encumbrance on the properties. The termination will occur in phases and is expected to be complete by the end of 2003.

     For further discussion regarding the terms of the Modification Agreement, please see Note 1 of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

     In June 2003, we sold the Holiday Inn Lake Norman in Cornelius, North Carolina, for a price of $2.55 million. The net proceeds of the sale were applied to the $108.0 million term loan as a release of the underlying security which the asset historically provided to the loan. The net loss on the sale approximated $0.4 million.

     In July 2003, we sold our hotel located in Springfield, Oregon, for a price of $6.5 million. The net proceeds of the sale were used to pay off the $4.0 million outstanding on our credit facility, to settle $0.7 million of the termination fee to Hilton, and for general corporate purposes. The hotel was previously used as security for the $130.0 million term loan, however, in July, the collateral was released in connection with the substitution of another of our properties to secure the loan, and therefore, no payment on the term loan was required in connection with the sale. As the release was provided in July, the property was not classified as held for sale as of June 30, 2003.

     In July 2003, in connection with the Modification Agreement, Hilton ceased management of our hotel in Bellevue, Washington. We subsequently entered into an agreement with BMC to manage the property. The management agreement is for a term of five years and is cancelable by us without penalty upon 90 days notice. At the time of the management transfer, the Doubletree flag was removed from the property and was replaced by a franchise agreement with Ramada Franchise Systems, Inc. (“Ramada”). BMC commenced management of the Holiday Inn Minneapolis West in July, replacing Meristar Hospitality and Resorts. Currently, BMC manages 24 of our 29 hotels.

     We have been notified that the City of Portland, through the Portland Development Commission (“PDC”), may seek to acquire our Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. If acquired, we understand that the property would be developed for the purpose of student housing, academic, retail and conference uses for Portland State University. To date, the PDC has not formally initiated condemnation proceedings; however, they have taken the first step by annexing the property into one of the city’s renewal areas. In the event that the PDC does initiate such proceedings, we have been advised that they have the right to take the property for just compensation, determined by the fair market value of the property. As such, at the advice of legal counsel, we have provided, and will continue to provide, information as requested by the PDC in connection with the determination of a fair value for the property.

     The outlook for the remainder of 2003 is uncertain; however, based upon our year to date results and our current booking trends, we are anticipating that the third quarter RevPAR for our entire portfolio will be 0.5% to 2.5% below the same period last year with the full year 2003 RevPAR flat to down 2.0% from 2002. With that assumption, we expect that our funds from operations applicable to common shareholders (“FFO”) could range between $0.37 and $0.41 per fully-diluted share for the third quarter and $1.10 and $1.20 per share for the full year. For a definition of FFO, a reconciliation of net income (loss) to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below. Net losses applicable to common shareholders per share are expected to range between $0.06 and $0.10 for the third quarter and $0.50 and $0.60 for the full year.

     During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of June 30, 2003 and were paid on July 15, 2003. The Board elected to omit the declaration of a common share dividend for the second quarter. As the outlook for the remainder of the year becomes clearer, we will continue to evaluate the status of a common share dividend. We do not intend to jeopardize our REIT tax status; therefore, management will recommend to the Board of Directors resumption of the dividend when and at a level we believe that our RevPAR and cash flow can support.

CRITICAL ACCOUNTING POLICY

Revenue recognition — Percentage of Completion

     In 2003, we began recognizing revenue related to the White Sand Villas project under the percentage of completion method. Condominium project revenue and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

     Total revenues increased 8.6% to $71.9 million for the second quarter 2003 versus $66.2 million for the same period in 2002. The improvement was the result of an increase in revenues from condominium development and unit sales of $6.8 million, primarily related to recognizing revenue under the percentage of completion method for the White Sand Villas project. Hotel revenues for the three months ended June 30, 2003 were $64.3 million, a slight decrease from the $64.4 million in hotel revenues for the same period in 2002. Comparable hotel revenues decreased by $4.1 million, and were partially offset by the $4.0 million of hotel revenues related to the Marriott’s Hunt Valley Inn TRS, which was formed in September 2002. The decrease in comparable hotel revenues is primarily a result of RevPAR levels lower than those during the second quarter of 2002. See the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR. The formation of the Hunt Valley TRS caused a decrease in lease revenue of $1.1 million.

     Hotel operating profit margins of the 27 consolidated hotels under the TRS structure for the second quarter of 2003 was 26.8%, a decrease from the 30.4% hotel operating profit for the 26 consolidated hotels under the TRS structure for the second quarter of 2002. The addition of the Marriott’s Hunt Valley Inn did not materially impact the operating profit percentages. For these comparable 26 hotels, RevPAR for the second quarter fell 5.2% over the same period in the prior year. The change was a result of a decrease in occupancy from 65.4% to 63.7%, and a 2.8% decrease in average daily rate to $90.11 in 2003 from $92.75 in 2002. Decreased margins were the result of multiple causes: lower average room rates; consistent levels of fixed costs on lower food and beverage revenues; increased payroll costs due to increases in wages and benefits; industry wide increases in energy costs; increased marketing efforts and changes in fee structures within certain franchise agreements. Although hotel revenues were relatively flat quarter over quarter, total management fees declined approximately $0.3 million.

     Property taxes, insurance and other increased from $4.1 million to $4.3 million, or by 5.3%, due primarily to increases in the cost of insurance.

     Corporate general and administrative expenses increased $0.4 million over prior year primarily due to increases in legal and professional fees.

     Cost of condominium development and unit sales increased from $0.3 million for the second quarter of 2002 to $5.4 million for 2003. The increase in costs is a result of revenue and related expenses being recognized under the percentage of completion method of accounting for the White Sand Villas development. Margins for condominium development and unit sales increased to 26.5% in 2003 versus margins of 25.4% in 2002. The increase in margin is due to price increases on the Sanibel View Villas units and also due to the revenue recognition on the White Sand Villas project, which is a higher margin project.

     We recorded a $1.7 million acceleration of depreciation during the second quarter of 2003 related to the pending demolition and removal of two existing buildings at the Pink Shell Beach Resort. The remaining increase in real estate related depreciation and amortization is due to the depreciation on recent capital expenditures.

     Interest expense from continuing operations decreased from $4.9 million to $4.4 million from second quarter 2002 to 2003 due to a decrease in average borrowings on our line of credit from nearly $40.0 million during the second quarter of 2002 to approximately $2.1 million in 2003 and the reduction in the outstanding balance of the $45.0 million term loan from proceeds from the preferred depositary share offering, combined with the decrease in our weighted average rate on our variable debt to 4.4% from 5.1% in 2002.

     Our share of equity in the income of our unconsolidated joint ventures totaled $0.1 million for the second quarter of 2003 versus a net loss of $0.4 million for the same period in 2002. This increase is predominately related to Hotel 71 in downtown Chicago which was undergoing major renovation during the same period in the prior year.

     Gain on disposals of assets during the second quarter of 2003 totaled $0.3 million due to eminent domain action taken by the local county related to our hotel in Bellevue, Washington, whereby a portion of the hotel’s land was surrendered for funds of approximately $0.3 million. The surrender of the land does not have an impact on the operations of the hotel.

     As a result of the above, the second quarter 2003 resulted in a negligible net loss before discontinued operations compared to the same period last year when the net income totaled $2.7 million.

     In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified operations related to the assets sold during the first and second quarters of 2003 as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The operating loss from discontinued operations net of minority interest for the second quarter of 2003 was negligible compared to a 2002 second quarter net income of $0.2 million as only the operations of Holiday Inn Lake Norman were reflected as discontinued operations during the second quarter of 2003. The operating results of three properties, the Knoxville Hilton, Hampton Inn Lake Norman and Holiday Inn Lake Norman, are included as discontinued operations for the second quarter of 2002. The Knoxville Hilton and Hampton Inn Lake Norman were sold during the first quarter of 2003. Discontinued operations for the second quarter of 2003 also include the $0.4 million net loss on the sale of the Lake Norman Holiday Inn, net of minority interest. There were no property sales during the second quarter of 2002.

     Our FFO for the quarter ended June 30, 2003 was $6.5 million compared to $9.1 million for the same period in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Total revenues increased 9.8% to $137.7 million for the six months ended June 30, 2003 versus $125.4 million for the same period in 2002. The improvement was the result of an increase in revenues from condominium development and unit sales of $13.4 million, primarily related to recognizing revenue under the percentage of completion method for the White Sand Villas project. Hotel revenues for the six months ended June 30, 2003 were $119.9 million, a slight increase from the $119.1 million in hotel revenues for the same period in 2002. Comparable hotel revenues decreased by $6.1 million yet were offset by the $7.0 million of hotel revenues related to the Marriott’s Hunt Valley Inn TRS, which was formed in September 2002. The decrease in comparable hotel revenues is primarily a result of RevPAR levels lower than those during the first half of 2002. See the table below which illustrates the key operating statistics of the hotels in our portfolio, including RevPAR. The formation of the Hunt Valley TRS caused a decrease in lease revenue of $2.0 million.

     Hotel operating profit margins of the 27 consolidated hotels under the TRS structure for the first half of 2003 was 24.3%, a decrease from the 28.5% hotel operating profit for the 26 consolidated hotels under the TRS structure for the first half of 2002. The addition of the Marriott’s Hunt Valley Inn did not materially impact the operating profit percentages. For these comparable 26 hotels, RevPAR for the six months ended June 30, 2003 fell 4.3% over the same period in the prior year. The change was a result of a decrease in occupancy from 61.4% to 60.7%, and a 3.3% decrease in average daily rate to $89.77 in 2003 from $92.84 in 2002. Decreased margins were the result of multiple causes including: fixed costs on lower average room rates; a change in food and beverage mix of revenue from higher margin group business to lower margin individual meal business; increased payroll costs due to increases in wages and benefits; as well as higher energy costs and other weather-related costs (e.g., snow removal) due to a cold, snowy winter in the mid-western and eastern areas of the United States, and changes in fee structures within certain franchise agreements.

     Although hotel revenues increased slightly year over year, total management fees declined approximately $0.2 million due to lower management fee rates.

     Property taxes, insurance and other increased from $8.1 million to $8.6 million, or by 6.5%, due primarily to increases in the cost of insurance.

     Cost of condominium development and unit sales increased from $2.8 million for the first half of 2002 to $11.7 million for 2003. The increase in costs is a result of revenue and related expenses being recognized under the percentage of completion method of accounting for the White Sand Villas development. Margins increased to 31.7% in 2003 versus margins of 24.5% in 2002. The increase in margin is due to price increases on the Sanibel View Villas units and also due to the revenue recognition on the White Sand Villas project, which is a higher margin project.

     We recorded a $1.7 million acceleration of depreciation during the first half of 2003 related to the pending demolition and removal of two existing buildings as the Pink Shell Beach Resort. The remaining increase in real estate related depreciation and amortization is due to the depreciation on recent capital expenditures.

     Interest expense from continuing operations decreased from $9.7 million to $8.7 million from the first half of 2002 to 2003 due to a decrease in average borrowings on our line of credit from nearly $40.0 million during 2002 to approximately $1.0 million in 2003 and the reduction in the outstanding balance of the $45.0 million term loan from proceeds from the preferred depositary share offering, combined with the decrease in our weighted average rate on our variable debt.

     Amortization of deferred financing costs increased to $1.4 million for the six months ended June 30, 2003 versus $1.0 million for the same period in 2002 due to amendment costs related to the credit facility and the extension fees related to the $45.0 million term loan incurred in 2002 and being amortized through June 30, 2003.

     Our share of equity in the loss of our unconsolidated joint ventures totaled $0.7 million for the six months ended June 30, 2003 versus a net loss of $1.0 million for the same period in 2002. This increase is predominately related to Hotel 71 in downtown Chicago as it was undergoing major renovation during the same period in 2002.

     Gain on disposals of assets during 2003 totaled $0.4 million predominately due to eminent domain action taken by the local county related to our hotel in Bellevue, Washington. A portion of the hotel’s land was surrendered for funds of approximately $0.3 million. The surrender of the land does not have an impact on the operations of the hotel.

     As a result of the above, the first half of 2003 resulted in a net loss before discontinued operations of $2.2 million compared to the same period last year when the net income totaled $1.0 million.

     In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified operations related to the assets sold during 2003 as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The operating loss from discontinued operations net of minority interest for the first half of 2003 was $0.6 million compared to a first half 2002 net loss of $0.1 million. Discontinued operations for 2003 also include the $0.8 million net gain on the sales of the Knoxville Hilton, the Lake Norman Hampton Inn and the Lake Norman Holiday Inn, net of minority interest. There were no property sales during the first half of 2002.

     Our FFO for the six months ended June 30, 2003 was $9.1 million compared to $13.3 million for the same period in 2002.

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

     The following is a reconciliation between net income (loss) and FFO for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(442)	$2,898	$(1,980)	$953
Minority interest	(413)	385	(1,217)	(77)
(Gain) loss on disposal/sale of assets	96	—	(1,320)	—
Depreciation and amortization	8,979	6,786	16,074	13,581
Depreciation and amortization included in discontinued operations	29	241	183	464
Equity (income) loss in unconsolidated joint ventures	(135)	353	709	989
FFO applicable to joint ventures	584	(77)	400	(515)
Preferred dividends declared	(1,188)	—	(2,376)	—

Funds from operations after preferred dividends	$7,510	$10,586	$10,473	$15,395
Less: Funds from operations related to minority interest	1,018	1,442	1,420	2,098

Funds from operations applicable to common shareholders	$6,492	$9,144	$9,053	$13,297

     The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

All Hotels (30 hotels) (a)
Hotel revenues (in thousands)	$71,429	$74,550	$132,120	$135,737
RevPAR	$59.71	$61.15	$55.65	$56.43
Occupancy	63.5%	64.7%	60.0%	60.2%
Average daily rate	$94.06	$94.50	$92.75	$93.79
Comparable Hotels (26 hotels) (b)
Hotel revenues (in thousands)	$60,312	$64,375	$112,963	$119,094
RevPAR	$57.44	$60.62	$54.50	$56.96
Occupancy	63.7%	65.4%	60.7%	61.4%
Average daily rate	$90.11	$92.75	$89.77	$92.84

(a)	Includes all hotels owned or partially owned by Boykin at the end of the quarter.

(b)	Includes all consolidated hotels operated under the TRS structure for both periods and owned or partially owned by Boykin at the end of the quarter.

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

     As of June 30, 2003, we had $17.3 million of unrestricted cash and cash equivalents, $12.6 million of cash restricted for the payment of capital expenditures, real estate taxes, interest and insurance, and $3.5 million of restricted cash representing deposits on condominium sales. We had outstanding borrowings totaling $4.0 million and $259.8 million against our credit facility and term notes payable, respectively.

     We currently have a $36.2 million credit facility to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, as limited under terms of the credit agreement. For information relating to the terms of our credit facility and our $130.0 million, $45.0 million, $108.0 million and $23.3 million term notes payable, please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

     In October 2002, we completed an underwritten public offering of 1,800,000 depositary shares, each share representing 1/10 of a share of our 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A (Liquidation Preference $25 per depositary share). An additional 10,000 depositary shares were issued to cover over-allotments. Net proceeds after underwriting discounts and commissions were used to repay the outstanding balance on our credit facility and reduce the outstanding balance on the $45.0 million term loan to just under $42.0 million. Annual dividends of $2.625 per depositary share are payable quarterly upon authorization of the Board of Directors. The shares are listed on the New York Stock Exchange.

     In July 2003, we received lender approval to extend the initial maturity date of the credit facility and the remaining balance of the $45.0 million term loan for three months until October 2003. In connection with the extension, we reduced the size of the credit facility from the previous $65.0 million to $36.2 million. We intend to use the extension period to finalize the refinancing of both of these facilities at the most favorable terms possible.

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

     Due to the uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors omitted the dividend for the common shareholders for the second quarter of 2003. As we obtain more clarity regarding the outlook for the remainder of 2003 and as we do not intend to jeopardize our REIT tax status, management will recommend to the Board of Directors resumption of the dividend when and at a level we believe that our RevPAR and cash flow can support.

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

     We have considered our short-term (defined as one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements including debt maturities, distributions on the preferred shares and the minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash flows provided by operating activities, using availability under the credit facility and proceeds from refinancings. We also consider capital improvements and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, utilizing availability under our credit facility, borrowings under new credit facilities, or the issuance of additional equity securities.

     We expect to meet long-term (defined as greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, development projects and other nonrecurring capital improvements utilizing cash flows from operations, additional debt financings and the issuance of additional equity securities. We expect to acquire or develop additional hotel properties only as suitable opportunities arise, and we will not undertake acquisition or development of properties unless stringent criteria have been met.

Capital Projects

     For the six months ended June 30, 2003, we had approximately $8.9 million of fixed asset additions at our hotels and our corporate headquarters. This amount primarily includes planned refurbishments and replacements at selected existing hotels. Significant portions of this total relate to the guestroom renovation at our Cleveland Marriott property, costs related to the design and construction of our ancillary conference centers, capital improvements at the six Doubletree hotels as required under the terms of the Modification Agreement with Hilton and computer equipment at the corporate headquarters.

     Total costs of the White Sand Villas condominium tower are estimated to be approximately $28.0 million, including cumulative expenditures of $11.1 million through the second quarter, with a scheduled completion date around the end of the year or shortly thereafter. Cumulative expenditures of $11.1 million include $0.2 million of capitalized interest on the construction loan secured by the project.

     We have commenced construction of our ancillary conference center development projects in both our Berkeley and Omaha properties. Construction is anticipated to be completed for both projects later this fall, with the facilities being fully operational during the fourth quarter of 2003. At this time, we are also planning on developing similar facilities within our Portland Lloyd Center property and expect construction to start during the fourth quarter.

INFLATION

     Operators of hotels in general can change room rates quickly, but competitive pressures may limit the operators’ ability to raise rates to keep pace with inflation.

     Our general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

SEASONALITY

     Our hotels’ operations historically have been seasonal. The four hotels located in Florida have historically experienced their highest occupancy in the first quarter. The remainder of our hotels have historically maintained higher occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flows from hotel operations and also may impact certain corporate general and administrative expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our secured credit facility, our $45 million secured term loan, our $108 million term loan, our $23 million construction loan and our share of floating rate debt of our unconsolidated joint ventures of $25.0 million.

     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. In March 2001, we also purchased interest protection on $83 million of our floating rate debt that fixed the overall interest rate on this debt at 7.32% through July 2003. We did not renew or replace the interest rate protection upon its expiration in July. Including this $83 million, approximately 78% of our outstanding debt at June 30, 2003, was fixed-rate in nature. The weighted average interest rate of our variable rate debt was 4.4% for the quarter ended June 30, 2003.

     We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. Other than the interest protection agreement discussed above, we do not currently have any material market-sensitive financial instruments.

     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million, based upon the balances outstanding on our variable rate instruments at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regards to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Boykin held its annual meeting of shareholders on May 22, 2003 at Hotel 71 in Chicago, Illinois. At the meeting, the shareholders voted to elect the Board of Directors for the term ending in 2004. The individuals listed below were elected to Boykin’s Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Against	Abstention	Shares not Voted

Robert W. Boykin	15,769,201	0	729,362	1,136,317
Raymond P. Heitland	12,351,427	0	4,147,136	1,136,317
Albert T. Adams	12,243,204	0	4,255,359	1,136,317
Lee C. Howley, Jr.	15,574,425	0	924,138	1,136,317
William H. Schecter	15,072,954	0	1,425,609	1,136,317
Ivan J. Winfield	15,126,359	0	1,372,204	1,136,317
James B. Meathe	15,612,069	0	886,494	1,136,317

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	(a	)	Amended and Restated Articles of Incorporation, as amended
3.2	(b	)	Code of Regulations
3.3	(e	)	Amendment to the Company's Articles of Incorporation for the 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A
4.1	(b	)	Specimen Share Certificate
4.2	(a	)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(c	)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(d	)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(e	)	Form of Preferred Share Certificate
4.5	(e	)	Form of Depositary Receipt
31.1			Certification pursuant to Rule 13a-14(a)
31.2			Certification pursuant to Rule 13a-14(a)
32.1			Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2003, Boykin filed one Current Report on Form 8-K dated May 14, 2003 which furnished the Company’s first quarter 2003 earnings release.

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

August 14, 2003	/s/ Robert W. Boykin

Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 14, 2003	/s/ Shereen P. Jones

Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a	)	Amended and Restated Articles of Incorporation, as amended
3.2	(b	)	Code of Regulations
3.3	(e	)	Amendment to the Company's Articles of Incorporation for the 10 1/2% Class A
Cumulative Preferred Shares, Series 2002-A
4.1	(b	)	Specimen Share Certificate
4.2	(a	)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(c	)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin
LodgingCompany and National City Bank, as rights agent
4.3a	(d	)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(e	)	Form of Preferred Share Certificate
4.5	(e	)	Form of Depositary Receipt
31.1			Certification pursuant to Rule 13a-14(a)
31.2			Certification pursuant to Rule 13a-14(a)
32.1			Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.