Form 10-Q
period 2003-09-30
BOYKIN LODGING CO
filed 2003-11-13
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

      The number of common shares, without par value, outstanding as of November 7, 2003, was 17,344,380.

PART I

ITEM 1.     FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Investment in hotel properties	$630,127	$588,432
Accumulated depreciation	(144,235)	(124,990)

Investment in hotel properties, net	485,892	463,442
Cash and cash equivalents	15,270	25,453
Restricted cash	19,720	13,492
Accounts receivable, net of allowance for doubtful accounts of $199 and $406 as of September 30, 2003 and December 31, 2002, respectively	33,726	8,757
Receivable from related party related to lease terminations	—	6
Rent receivable from lessee	428	154
Inventories	1,828	1,990
Deferred financing costs and other, net	1,866	2,919
Investment in unconsolidated joint ventures	16,525	17,156
Other assets	8,920	12,707
Assets of discontinued operations, net	—	29,433

	$584,175	$575,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$27,500	$—
Term notes payable	263,481	257,952
Accounts payable and accrued expenses	40,689	36,076
Accounts payable to related party	1,029	678
Dividends/distributions payable	1,188	4,747
Due to lessees	127	281
Deferred lease revenue	427	—
Minority interest in joint ventures	2,438	2,419
Minority interest in operating partnership	12,283	14,202
Liabilities of discontinued operations	—	18,863
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,344,380 and 17,276,407 shares outstanding as of September 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	357,291	356,228
Distributions and losses in excess of income	(120,677)	(112,970)
Other comprehensive loss	—	(1,773)
Unearned compensation — restricted shares	(1,601)	(1,194)

Total shareholders’ equity	235,013	240,291

	$584,175	$575,509

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(unaudited, amounts in thousands, except for per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Hotel revenues
Rooms	$38,838	$40,552	$112,579	$114,221
Food and beverage	16,383	16,325	51,619	50,448
Other	3,710	3,929	10,002	10,081

Total hotel revenues	58,931	60,806	174,200	174,750
Lease revenue	501	1,378	1,175	4,046
Revenues from condominium development and unit sales	12,436	445	29,532	4,120

Total revenues	71,868	62,629	204,907	182,916

Expenses:
Hotel operating expenses
Rooms	9,697	9,806	28,099	26,975
Food and beverage	11,553	11,569	36,978	34,555
Other direct	2,297	2,226	6,283	6,226
Indirect	19,931	18,013	55,278	51,134
Management fees to related party	1,315	891	3,465	2,894
Management fees to third parties	146	807	1,260	2,270

Total hotel operating expenses	44,939	43,312	131,363	124,054
Property taxes, insurance and other	4,085	3,586	11,484	11,311
Cost of condominium development and unit sales	8,135	311	19,820	3,084
Real estate related depreciation and amortization	7,880	8,262	23,517	21,407
Corporate general and administrative	1,831	1,666	5,653	5,417

Total operating expenses	66,870	57,137	191,837	165,273

Operating income	4,998	5,492	13,070	17,643

Interest income	55	113	174	273
Other income	93	228	284	588
Interest expense	(3,579)	(5,107)	(12,270)	(14,799)
Amortization of deferred financing costs	(295)	(506)	(1,704)	(1,511)
Minority interest in earnings of joint ventures	(34)	(68)	(74)	(107)
Minority interest in loss of operating partnership	134	165	1,217	266
Equity in loss of unconsolidated joint ventures	(109)	(439)	(818)	(1,428)

Income (loss) before gain (loss) on disposal of assets and discontinued operations	1,263	(122)	(121)	925
Gain (loss) on disposal of assets	(28)	—	348	—

Income (loss) before discontinued operations	1,235	(122)	227	925
Discontinued operations:
Operating income (loss) from discontinued operations, net of minority interest income (expense) of $13 and $328, for the three and nine months ended September 30, 2003 and $(37) and $(21) for the three and nine months ended September 30, 2002, respectively	(76)	210	(1,851)	116
Gain (loss) on sale of assets, net of minority interest income (expense) of $26 and $(116) for the three and nine months ended September 30, 2003, respectively	(148)	—	654	—

Net income (loss)	$1,011	$88	$(970)	$1,041

Preferred dividends	(1,188)	—	(3,563)	—

Net income (loss) attributable to common shareholders	$(177)	$88	$(4,533)	$1,041

Net income (loss) per share attributable to common shareholders before discontinued operations
Basic	$0.00	$(0.01)	$(0.19)	$0.05
Diluted	$0.00	$(0.01)	$(0.19)	$0.05
Discontinued operations per share
Basic	$(0.01)	$0.01	$(0.07)	$0.01
Diluted	$(0.01)	$0.01	$(0.07)	$0.01
Net income (loss) per share attributable to common shareholders(a)
Basic	$(0.01)	$0.01	$(0.26)	$0.06
Diluted	$(0.01)	$0.01	$(0.26)	$0.06
Weighted average number of common shares outstanding
Basic	17,344	17,262	17,334	17,240
Diluted	17,445	17,385	17,438	17,360

(a)	Per share amounts may not add due to rounding

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited, dollar amounts in thousands)

				Distributions
			Additional	and Losses	Other
	Preferred		Paid-In	In Excess of	Comprehensive	Unearned
	Shares	Common Shares	Capital	Income	Gain/(Loss)	Compensation	Total

Balance at December 31, 2002	181,000	17,276,407	$356,228	$(112,970)	$(1,773)	$(1,194)	$240,291
Issuance of common shares, net of offering expenses of $3	—	77,528	1,144	—	—	(990)	154
Common share purchases for treasury	—	(9,555)	(81)	—	—	—	(81)
Dividends declared
—$0.18 per common share	—	—	—	(3,174)	—	—	(3,174)
—$19.6875 per Class A preferred share	—	—	—	(3,563)	—	—	(3,563)
Amortization of unearned compensation	—	—	—	—	—	583	583
Net loss	—	—	—	(970)	—	—	(970)
Other comprehensive income —Net unrealized gain on interest rate swap	—	—	—	—	1,773	—	1,773

Total comprehensive income	—	—	—	—	—	—	803

Balance at September 30, 2003	181,000	17,344,380	$357,291	$(120,677)	$—	$(1,601)	$235,013

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited, amounts in thousands)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(970)	$1,041
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities-
Gain on disposal/sale of assets	(1,118)	—
Depreciation and amortization	26,027	24,322
Amortization of unearned compensation	583	870
Equity in loss of unconsolidated joint ventures	818	1,428
Deferred lease revenue	427	421
Minority interests	(1,355)	(138)
Changes in assets and liabilities-
Accounts receivable and inventories	(23,956)	(119)
Restricted cash	(6,228)	(1,635)
Accounts payable and accrued expenses	4,750	2,295
Amounts due to/from lessees	(422)	2,197
Other	3,745	814

Net cash flow provided by operating activities	2,301	31,496

Cash flows from investing activities:
Cash assumed in connection with termination of leases	—	5,765
Investment in unconsolidated joint ventures	(481)	(4,408)
Distributions received from unconsolidated joint ventures	267	148
Improvements and additions to hotel properties, net	(46,289)	(8,014)
Net proceeds from sale of assets	29,314	—

Net cash flow used in investing activities	(17,189)	(6,509)

Cash flows from financing activities:
Payments of dividends and distributions	(10,786)	—
Net borrowings against credit facility	27,500	589
Repayments of term notes	(18,552)	(1,563)
Borrowings against term notes	7,206	—
Payment of deferred financing costs	(681)	(455)
Net proceeds from issuance of common shares	154	258
Cash payment for common share purchases	(81)	(173)
Distributions to joint venture minority interest partners	(55)	(144)

Net cash flow provided by (used in) financing activities	4,705	(1,488)

Net change in cash and cash equivalents	$(10,183)	$23,499
Cash and cash equivalents, beginning of period	25,453	3,610

Cash and cash equivalents, end of period	$15,270	$27,109

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited, dollar amounts in thousands except per share data)

      1.     BACKGROUND:

      Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of September 30, 2003, Boykin owned interests in 29 hotels containing a total of 8,430 guest rooms located in 18 states.

Formation and Significant Events

      Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of September 30, 2003, Boykin had an 85.2% ownership interest in and was the sole general partner of the Partnership.

      Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, debt financings, strategic joint ventures and cash flow generated from operations.

Consolidated Joint Ventures

      As of September 30, 2003, Boykin owned three hotels through joint venture structures with hotel operators. The following table sets forth these joint ventures:

		Boykin	JV
	JV	Ownership	Ownership		Date of Hotel
Name of Joint Venture	Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Purchase

BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	July 1997
Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	July 1997
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World	November 1997

Unconsolidated Joint Ventures

      Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, LLC, which owns Hotel 71, located in downtown Chicago. Boykin owns the remaining 25% ownership interest in Boykin Chicago, LLC thereby resulting in Boykin’s total ownership percentage in the hotel of 43.75%. Boykin Chicago, LLC has entered into a management agreement with Boykin Management Company Limited Liability Company (“BMC”) to manage Hotel 71. Management and other fees earned by BMC for the three and nine month periods ended September 30, 2003 totaled $125 and $328, respectively. For the nine months ended September 30, 2003, fees of $11 were paid to a wholly-owned subsidiary of BMC for design services related to capital improvements at the hotel. An additional $1 was paid for other services provided pursuant to the management agreements.

      Boykin has a 50% ownership interest in a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Raleigh, North Carolina. The joint venture owns a 227-room Courtyard by Marriott® in Lyndhurst, New Jersey which is managed by Concord.

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

      The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002:

	Boykin/AEW		Boykin/Concord

	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002

Total assets	$69,913	$70,058	$22,554	$23,762

Accrued expenses	2,756	3,285	247	356
Outstanding debt	37,499	36,656	16,858	17,138

Total liabilities	40,255	39,941	17,105	17,494
Equity	29,658	30,117	5,449	6,268

Boykin’s share of equity	12,797	12,992	2,725	3,134
Boykin’s additional basis in Boykin Chicago, LLC	1,003	1,030	—	—

Investment in unconsolidated joint venture	$13,800	$14,022	$2,725	$3,134

	Boykin/AEW				Boykin/Concord

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002	2003	2002

Revenues	$4,098	$2,570	$10,734	$6,487	$1,728	$1,600	$4,897	$3,822
Hotel operating expenses	(2,844)	(2,152)	(7,596)	(5,493)	(986)	(956)	(2,779)	(2,476)
Real estate related depreciation	(793)	(412)	(2,343)	(1,214)	(276)	(328)	(862)	(700)
Property taxes, insurance and other	(275)	(272)	(841)	(840)	(128)	(121)	(404)	(361)

Operating income (loss)	186	(266)	(46)	(1,060)	338	195	852	285
Amortization	(69)	(68)	(208)	(265)	(23)	(24)	(66)	(65)
Interest expense	(424)	(392)	(1,301)	(1,177)	(193)	(227)	(600)	(578)
Other	—	(178)	(6)	(308)	(75)	(35)	(470)	(52)

Net income (loss)	(307)	(904)	(1,561)	(2,810)	47	(91)	(284)	(410)
Boykin’s share of net income (loss)	(132)	(393)	(676)	(1,223)	23	(46)	(142)	(205)

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

      Effective September 1, 2002, the joint venture with Davidson Hotel Company (“Davidson”) formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), to lease the Marriott’s Hunt Valley Inn. Davidson continues to manage the hotel under a management agreement, which was also effective September 1, 2002.

      As of September 30, 2003, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the TRS structure.

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

Hilton Modification Agreement

      On April 30, 2003, Boykin entered into an agreement (the “Modification Agreement”) with a subsidiary of Hilton Hotels Corporation (“Hilton”) to terminate the long-term management agreement related to the ten Doubletree hotels then managed by Hilton.

      Six of the hotels, the Doubletree Sacramento, the Doubletree Omaha, the Doubletree Colorado Springs, the Doubletree Portland Lloyd Center, the Doubletree Boise, and the Doubletree Portland Downtown, continued to be Doubletree hotels under license agreements which became effective in May. On the effective date of the license agreements, Hilton ceased managing the properties and Boykin engaged BMC to manage the properties.

      In July, Hilton ceased management of the hotel in Bellevue, Washington, and Boykin entered into an agreement with BMC to begin managing the property. Simultaneously, the Doubletree franchise was removed from the property and was replaced by a franchise agreement with Ramada Franchise Systems, Inc.

      Boykin sold two of the hotels, the property located in Springfield, Oregon and the Doubletree Spokane Valley, in July and August, respectively. Boykin anticipates that the Doubletree Yakima Valley, the property which remained under Hilton management as of September 30, will change franchise affiliation and management by February 2004.

      Lastly, as part of the Modification Agreement, Boykin converted the Berkeley Marina Radisson to a Doubletree Hotel under a 15-year license agreement.

Doubletree Portland Downtown Hotel

      Boykin has been notified that the City of Portland, through the Portland Development Commission (“PDC”), may seek to acquire the Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. If acquired, Boykin understands that the property would be developed for the purpose of student housing, academic, retail and conference uses for Portland State University. To date, the PDC has not formally initiated condemnation proceedings; however, the PDC has annexed the property into one of the city’s renewal areas. In the event that the PDC does initiate such proceedings, Boykin has been advised that the PDC has the right to take the property for just compensation, determined by the fair market value of the property. As such, at the advice of legal counsel, Boykin has provided, and will continue to provide, information as requested by the PDC in connection with the determination of a fair value for the property. At this point in time, management does not have an estimate of any gain or loss that may result from such proceeding.

Acquisition of Radisson Suite Beach Resort

      In August 2003, Boykin acquired the Radisson Suite Beach Resort on Marco Island, Florida, for a purchase price of $27,250. The acquisition and related transaction costs, totaling $28,302, were funded primarily through borrowings from Boykin’s credit facility. The resort, located on the beaches of Florida overlooking the Gulf of Mexico, contains 233 one- and two-bedroom suites. Boykin leased the property to Bellboy which in turn engaged BMC to manage the resort. The operating results of the acquired property have been and will continue to be included in the accompanying consolidated financial statements commencing on the date of acquisition. Upon acquisition, Boykin entered into a franchise agreement which requires annual minimum franchise fees of $150.

Hotel Managers

      As of September 30, 2003, BMC and certain of its subsidiaries managed 25 of the 29 hotels in which Boykin has ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Hilton managed a hotel under a management agreement that Boykin anticipates will terminate by February 2004. Outrigger Lodging Services, Davidson and Concord each managed one property.

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

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condominium Units

White Sand Villas

      During 2002, Boykin began construction of a new 92-unit tower, White Sand Villas, at its Pink Shell Beach Resort. Deposits totaling $7,789 at September 30, 2003 and $4,921 at December 31, 2002 received for the purchase of units in the White Sand Villas are included in accounts payable and accrued expenses on the balance sheet. A portion of the deposits was available for use as payment of construction costs. The portion that is not available is reflected in restricted cash.

      Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit margin realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors. Boykin reported $11,907 and $24,823 in revenues and $7,816 and $16,804 in costs under the percentage of completion method of accounting for the three and nine month periods ended September 30, 2003, respectively.

      The amount of costs in excess of the revenue recognized on the White Sand Villas project is $402 and is reflected in other assets within the consolidated balance sheet. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $24,823 as of September 30, 2003.

Sanibel View Villas

      Revenues from condominium development and unit sales for the third quarter of 2003 include revenues related to the sale of two Sanibel View Villas condominium units. As of September 30, 2003, all of the 59 available units were sold. The revenue related to the sale of the units was recorded upon satisfaction of the following two criteria: (a) the profit is determinable and (b) the earnings process is virtually complete. These criteria are generally met at the closing of the sale.

New Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin has adopted the disclosure requirements of Interpretation No. 45 for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of September 30, 2003.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure— an amendment of FASB Statement No. 123.” Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption did not have a material effect on the financial condition or results of operations of Boykin.

      As of September 30, 2003, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Net income (loss) attributable to common shareholders	$(177)	$88	$(4,533)	$1,041
Stock-based employee compensation expense	(32)	(38)	(95)	(113)

Proforma net income (loss)	(209)	50	(4,628)	928
Proforma net income (loss) per common share:
Basic	$(0.01)	$0.00	$(0.27)	$0.05
Diluted	$(0.01)	$0.00	$(0.27)	$0.05

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the fourth quarter of 2003. Boykin does not believe that it has any unconsolidated variable interest entities as of September 30, 2003.

      On April 30, 2003 the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003 and is to be applied prospectively. This statement has not had and is not expected to have a material impact on Boykin’s financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. Boykin did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Boykin has identified two consolidated joint ventures which have minority interest amounts totaling $1,445 at September 30, 2003 that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of the joint venture arrangements. Accordingly, if and when the measurements and classification provision of these paragraphs are adopted, Boykin will be required to reclassify the liquidation amounts of such minority interests to liabilities with the resulting income statement effect being classified as a cumulative effect of an accounting change and subsequent fluctuations in current liquidation amounts recorded through interest expense. Boykin is currently evaluating the impact that this statement would have if and when these paragraphs are adopted.

      3.     EARNINGS PER SHARE:

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and nine months ended September 30, 2003 and 2002, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic	17,344,380	17,262,316	17,333,521	17,239,889
Effect of dilutive securities:
Common stock options	12,531	56,964	14,068	54,944
Restricted share grants	87,673	65,500	89,921	65,500

Diluted	17,444,584	17,384,780	17,437,510	17,360,333

      4.     PARTNERSHIP UNITS/MINORITY INTERESTS:

      A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at September 30, 2003 and 2002. The weighted average number of limited partnership units outstanding for the three and nine month periods ended September 30, 2003 and 2002 were 2,718,256.

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

      During the nine months ended September 30, 2003, Boykin sold the Knoxville Hilton, the Hampton Inn Lake Norman, the Holiday Inn Lake Norman, a hotel in Springfield, Oregon and the Doubletree Spokane Valley for aggregate proceeds of $29,650. The net proceeds of the Knoxville Hilton, Hampton Inn Lake Norman and Holiday Inn Lake Norman were applied to the $108,000 term loan in connection with a release of the properties from the loan’s collateral. Net proceeds from the sale of the Springfield hotel and the Doubletree Spokane Valley were used to pay off outstanding amounts on Boykin’s credit facility as well as for general corporate purposes.

      The assets and liabilities of the five properties as of December 31, 2002, and the results of operations of the properties through the sale date and for the three and nine months ended September 30, 2002, have been reclassified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the sales.

      The results of operations and the financial position of the five properties sold were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$743	$5,512	$6,827	$15,731
Hotel operating expenses	(755)	(4,193)	(6,401)	(12,393)
Management fees to related party	—	(88)	(45)	(244)
Management fees to third parties	(17)	(80)	(157)	(234)
Property taxes, insurance and other	(53)	(203)	(1,446)	(722)
Other expenses	—	(44)	(10)	(54)
Interest expense	—	(180)	(141)	(543)
Real estate related depreciation and amortization	(7)	(463)	(627)	(1,362)
Amortization of deferred financing costs	—	(14)	(179)	(42)

Income (loss) from discontinued operations	$(89)	$247	$(2,179)	$137

December 31,
2002

Accounts receivable, net	$716
Inventories	135
Other assets	348
Deferred financing costs, net	228
Investment in hotel properties, net	28,006

Total assets	$29,433

Accounts payable and accrued expenses	$1,868
Accounts payable to related party	120
Term notes payable	16,875

Total liabilities	$18,863

      6.     CREDIT FACILITY:

      As of September 30, 2003, Boykin had a revolving credit facility which enabled it to borrow up to $36,200, subject to borrowing base and loan-to-value limitations, at a rate that ranged between LIBOR plus 2.25% to LIBOR plus 4.00% (4.7% as of September 30, 2003), as defined. Boykin was required to pay a 0.25% fee on the unused portion of the credit facility. The facility had an initial expiration date in July 2003. In July, Boykin received an extension of the initial maturity date until October 11, 2003 and reduced the size of the facility to $36,200 from $65,000. As of September 30, 2003, the credit facility, which had outstanding borrowings of $27,500, was secured by six hotel properties with a net carrying value of $80,575. There were no outstanding borrowings against the credit facility as of December 31, 2002.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to comply with the standards set forth in the franchise agreement for each hotel and to maintain its REIT status. The terms of the credit facility place certain restrictions on common share dividends; however, Boykin is entitled to distribute up to 100% of REIT taxable income. Boykin was in compliance with its covenants at September 30, 2003.

      As described in Note 12, Boykin entered into a new credit facility in October 2003 and utilized a portion of the proceeds to repay this maturing facility.

      7.     TERM NOTES PAYABLE:

      Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of September 30, 2003 and December 31, 2002 was $123,183 and $124,860, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and thereafter at a new fixed rate to be determined. As of September 30, 2003, the loan was secured by seven Doubletree hotels with a net carrying value of $207,247 and as of December 31, 2002, was secured by ten Doubletree hotels with a net carrying value of $226,698. The loan requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes. The term note also requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at September 30, 2003.

      Boykin’s $45,000 term loan agreement was scheduled to mature in July 2003, however, the lenders agreed to a three month extension on the term loan. In conjunction with the preferred stock offering in October 2002, Boykin used a portion of the net proceeds to reduce the loan balance by $3,033, therefore, at September 30, 2003 and December 31, 2002, the outstanding balance was $41,967. The loan was secured by three hotel properties with a net carrying value of $42,275 and $43,150 at September 30, 2003 and December 31, 2002, respectively, and bears interest at a rate that fluctuates at LIBOR plus 2.0% to LIBOR plus 4.0% (4.6% at September 30, 2003). The loan agreement requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service and fixed charges, and a leverage ratio below a specified level. Boykin is required to comply with the standards set forth in the franchise agreement for each hotel and to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2003. As described in Note 12, Boykin entered into a new credit facility in October 2003 and utilized a portion of the proceeds to repay this term loan.

      Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. In connection with the sale of the Knoxville Hilton, the Hampton Inn Lake Norman and the Holiday Inn Lake Norman in 2003, the loan balance was reduced to $91,125. The loan had an initial maturity date of July 2003, but Boykin exercised the first of two one-year extension options; therefore, the maturity date is currently July 2004. As of September 30, 2003, the loan was secured by six hotel properties with a net carrying value of $60,023. The net carrying value of the nine properties that secured the property at December 31, 2002 was $74,136. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.47% at September 30, 2003). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at September 30, 2003.

      In March 2001, the Partnership entered into an interest rate swap agreement, which fixed the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note through July 2003. The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument. BHC also had interest rate protection on the remaining $25,000 original principal to cap the overall loan interest rate at no more than 10.25%. The initial cap matured in July 2003, at which time Boykin purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% for a period of one year. The cap had no value at September 30, 2003.

      In January 2003, White Sand Villas Development LLC, a wholly-owned subsidiary of Bellboy, closed on a $23,300 construction loan with a bank. The loan is due in 2005, bears interest at a rate that fluctuates at LIBOR plus 2.50% (3.62% at September 30, 2003) and requires principal payments based upon the closing of condominium sales. At September 30, 2003, $7,206 was outstanding on the loan.

      As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of September 30, 2003, there was one outstanding letter of credit which totaled $235. As of September 30, 2003, Boykin had not entered into any other significant off-balance sheet financing arrangements.

      Maturities of long-term debt at September 30, 2003 are as follows:

2003	$42,553
2004	93,527
2005	9,808
2006	2,788
2007	2,990
2008 and thereafter	111,815

$263,481

      As described in Note 12, a portion of the amounts maturing in 2003 have been repaid utilizing the proceeds of a new credit facility.

      8.     RELATED PARTY TRANSACTIONS:

      Management and other fees earned by BMC for the consolidated hotels related to provisions within the hotel management contracts for the three and nine months ended September 30, 2003 totaled $1,315 and $3,510, respectively. The management agreements between Boykin and BMC were approved by the independent members of the Board of Directors. As of September 30, 2003, with respect to the consolidated hotels, Boykin had related party payables to BMC of $1,029, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

      For the nine months ended September 30, 2003, Boykin paid a wholly-owned subsidiary of BMC $515 and $16 for design and project management services, respectively, related to capital improvements at its consolidated hotels. An additional $12 was paid for other services provided pursuant to the management agreements. Fees paid to BMC and its subsidiaries for services which are not subject to management agreements are at market prices as determined by the independent members of the Board of Directors. The Board’s market price determinations are based from time to time on market checks performed by management and outside consultants, comparative information provided by BMC, and industry publications.

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

      9.     STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

      As of September 30, 2003 there were $1,188 of preferred dividends which were declared but not paid. As of December 31, 2002, there were $4,747 of common and preferred dividends and Partnership distributions which were declared but not paid.

      Interest paid during the nine-month periods ended September 30, 2003 and 2002 was $12,799 and $15,427, respectively.

      In the first nine months of 2003, Boykin issued 132,000 common shares, valued at $990, under Boykin’s Long-Term Incentive Plan.

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

      Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2003, Boykin’s TRSs have a deferred tax asset of approximately $4,193, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of September 30, 2003, the net operating loss carry-forwards have remaining lives of approximately 19 to 20 years.

     11.     PRO FORMA FINANCIAL INFORMATION

      The following condensed pro forma financial information is presented as if the acquisition of the Radisson Suite Beach Resort had occurred on January 1, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues	$73,658	$64,893	$214,589	$192,180
Net income (loss) attributable to common shareholders	(440)	(445)	(3,760)	1,315
Net income (loss) per share attributable to common shareholders
Basic	$(0.03)	$(0.03)	$(0.22)	$0.08
Diluted	$(0.03)	$(0.03)	$(0.22)	$0.08
Weighted average number of common shares outstanding
Basic	17,344,380	17,262,316	17,333,521	17,239,889
Diluted	17,444,584	17,384,780	17,437,510	17,360,333

      12.     SUBSEQUENT EVENTS

      In October 2003, Boykin entered into a new secured, revolving credit facility with a financial institution which enables Boykin to borrow up to $78,000, subject to borrowing base and loan-to-value limitations. Currently, Boykin has borrowed $74,000 from the new secured credit facility and used the proceeds to repay the $27,500 outstanding under Boykin’s previous credit facility, $41,967 outstanding under the maturing $45,000 term loan and for other corporate purposes. The new facility has a term of three years and initially bears interest at a floating rate of LIBOR plus 3.75%. Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The new facility has financial and other covenants similar to the previous credit facility and is initially secured by seven hotel properties.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BUSINESS STRATEGIES

      Boykin Lodging Company, an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 29 hotels throughout the United States. Boykin Lodging was formed and completed an initial public offering in 1996 to continue and expand the over 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of September 30, 2003, Boykin had an 85.2% ownership interest in, is the sole general partner of and does all of its business through the Partnership.

      Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.

THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2003

      Refer to the “Results of Operations” section below for discussion of our third quarter 2003 results compared to 2002 results.

      Our operations during the third quarter continued to be negatively effected by the continuing softness in the economy. During the third quarter of 2003, our comparable consolidated portfolio, comprised of 24 properties owned and operated by a taxable REIT subsidiary (“TRS”) at both September 30, 2003 and 2002, experienced a revenue per available room (“RevPAR”) decline of 9.1% from the third quarter of 2002. The comparable portfolio also experienced a decline in hotel operating profit margin, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of approximately 440 basis points over the same period of 2002.

      We continue to make progress on our redevelopment of our Pink Shell Beach Resort. Construction of the new 92-unit White Sand Villas tower will significantly upgrade the character of the resort. The tower is expected to open during the first quarter of 2004. We have started the architecture and design stage of the final component to the Pink Shell redevelopment project, which involves tearing down two low-rise buildings and replacing them with a new 43-unit building. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the expectation that the owners would put their unused room nights back to the resort by contract. Zoning for the new building, which will contain a full-service fine dining restaurant with a view of the Gulf of Mexico, has been approved. We anticipate starting the marketing efforts and the pre-sales of this new building during the first quarter of 2004. Construction then is expected to commence during the second quarter, after the Florida peak season, subject to obtaining financing for the project and a sufficient level of pre-sales of the condominium units.

      In July 2003, we sold our hotel located in Springfield, Oregon, for a price of $6.5 million. The net proceeds of the sale were used to pay off the $4.0 million outstanding on our credit facility, to settle $0.7 million of the termination fee to Hilton, and for general corporate purposes. In August 2003, we sold our Doubletree Spokane Valley for a price of $5.4 million. The proceeds were used for general corporate purposes and to settle $0.7 million of the termination fee to Hilton. Both hotels were previously used as security for the $130.0 million term loan, however, in July, the collateral was released in connection with the substitution of another of our properties to secure the loan, and therefore, no payment on the term loan was required in connection with the sales.

      In July 2003, Hilton ceased management of our hotel in Bellevue, Washington. We subsequently entered into an agreement with BMC to manage the property. The management agreement is for a term of five years and is cancelable by us without penalty upon 90 days notice. At the time of the management transfer, the Doubletree flag was removed from the property and was replaced by a franchise agreement with Ramada Franchise Systems, Inc. BMC commenced management of the Holiday Inn Minneapolis West in July, replacing Interstate Hotels and Resorts. Currently, BMC manages 25 of our 29 hotels.

      In August 2003, we purchased the Radisson Suite Beach Resort on Marco Island, Florida, for a purchase price of $27.25 million, utilizing availability under our previous secured credit facility. The beachfront resort is situated along the Gulf of Mexico on Florida’s Marco Island, just south of Naples. The resort comprises 233 deluxe one- and two-bedroom suites, all with screened balconies and views of the Gulf.

      Two ancillary conference centers, the projects in Berkeley and in Omaha, were completed and are receiving positive reviews. The physical characteristics and the service standards at both facilities were designed to meet criteria established by the International Association of Conference Centers (“IACC”). Upon completion of the concepts, both facilities were inspected by, and were awarded membership to IACC. A third project at our Portland Lloyd Center property is underway and anticipated to become operational during the second quarter of 2004.

      Earlier in 2003, the Governor of Indiana signed into law a bill which allowed the residents of Orange County, Indiana to decide whether to permit a riverboat casino to open in the county. Our French Lick Springs Resort and Spa is located in Orange County. The bill required that casino gambling be approved in a countywide referendum, which was subsequently held on November 4, 2003. The results of the vote reflected a majority vote to approve riverboat gaming within the county. The bill, as approved, provides that the riverboat casino would be located in the town of French Lick or nearby West Baden. The Indiana Gaming Commission is expected to begin soliciting proposals from interested parties to develop and operate the casino. We anticipate that a casino opening in Orange County would increase tourism in the county, leading to greater demand for rooms at the French Lick Springs Resort and Spa. Opening of a casino remains subject to many items including identification of a suitable operator, approval of the operator by the Indiana Gaming Commission and such operator’s ability to raise financing to fund construction of a riverboat casino.

      We have been notified that the City of Portland, through the Portland Development Commission (“PDC”), may seek to acquire our Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. If acquired, we understand that the property would be developed for the purpose of student housing, academic, retail and conference uses for Portland State University. To date, the PDC has not formally initiated condemnation proceedings; however, it has taken the first step by annexing the property into one of the city’s renewal areas. In the event that the PDC does initiate such proceedings, we have been advised that it has the right to take the property for just compensation, determined by the fair market value of the property. As such, at the advice of legal counsel, we have provided, and will continue to provide, information as requested by the PDC in connection with the determination of a fair value for the property.

      The outlook for the remainder of 2003 is uncertain; however, based upon our year to date results and our current booking trends, we are anticipating that the fourth quarter RevPAR for our entire portfolio will be 3.0% to 5.0% below the same period last year with the full year 2003 RevPAR down 1.0% to 2.0% down from 2002. Net losses attributable to common shareholders per share are expected to range between $0.17 and $0.22 for the fourth quarter and $0.43 and $0.48 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.15 and $0.20 per fully-diluted share for the fourth quarter and $1.08 and $1.13 per share for the full year. For a definition of FFO, a reconciliation of net income (loss) to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see the “Results of Operations” section below.

      During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of September 30, 2003 and were paid on October 15, 2003. The Board elected to omit the declaration of a common share dividend for the third quarter. We will continue to evaluate the status of a common share dividend; management will recommend to the Board of Directors resumption of the dividend when and at a level we believe that our RevPAR and cash flow can support, however, we do not intend to jeopardize our REIT tax status and will make any distributions necessary to meet those requirements.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

      Total revenues increased 14.8% to $71.9 million for the third quarter 2003 versus $62.6 million for the same period in 2002. The improvement was the result of a $12.0 million increase in revenues from condominium development and unit sales, primarily related to recognizing revenue under the percentage of completion method for the White Sand Villas project. Hotel revenues for the three months ended September 30, 2003 were $58.9 million, a 3.1% decrease from the $60.8 million in hotel revenues for the same period in 2002. Comparable hotel revenues decreased by $5.1 million, and were partially offset by the $2.7 million of additional hotel revenues related to the Marriott’s Hunt Valley Inn TRS, which was formed in September 2002 as well as $0.5 million of revenues generated at our property on Marco Island from the date of acquisition through quarter end. The decrease in comparable hotel revenues is primarily a result of RevPAR levels lower than those during the third quarter of 2002. See the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR. The formation of the Hunt Valley TRS caused a decrease in lease revenue of $0.8 million.

      Hotel operating profit margins of the 26 consolidated hotels under the TRS structure for the third quarter, including the Marco Island property since the date of its acquisition, was 23.7%, a decrease from the 28.8% hotel operating profit for the 25 consolidated hotels under the TRS structure for the third quarter of 2002. The addition of the Marriott’s Hunt Valley Inn and the Radisson Suite Beach Resort did not materially impact the operating profit percentages. For the comparable 24 hotels, RevPAR for the third quarter fell 9.1% over the same period in the prior year. The change was a result of a decrease in occupancy from 68.0% to 63.4%, and a 2.3% decrease in average daily rate to $89.10 in 2003 from $91.24 in 2002. Decreased margins were the result of multiple causes: pay rate adjustments; increases in benefit costs such as insurance; nationwide increases in energy costs; increased marketing efforts and changes in fee structures within certain franchise agreements.

      Property taxes, insurance and other expenses increased 13.9% from $3.6 million to $4.1 million due primarily to increases in the cost of insurance.

      Cost of condominium development and unit sales increased from $0.3 million for the third quarter of 2002 to $8.1 million for 2003. The increase in costs is a result of revenue and related expenses being recognized under the percentage of completion method of accounting for the White Sand Villas development. Margins for condominium development and unit sales increased to 34.6% in 2003 versus margins of 30.1% in 2002. The increase in margin is due to price increases on the Sanibel View Villas units and also due to the revenue recognition on the White Sand Villas project, which is a higher margin project.

      We recorded a $1.7 million acceleration of depreciation during the third quarter of 2003 related to the pending demolition and removal of two existing buildings at the Pink Shell Beach Resort. The remaining net change in real estate related depreciation and amortization is due to the depreciation on recent capital expenditures offset by decreases as a result of non-recurring amounts which were included in the same period in the prior year.

      Corporate general and administrative expenses increased $0.2 million over prior year primarily due to increases in legal and professional fees.

      Interest expense from continuing operations decreased from $5.1 million to $3.6 million from third quarter 2002 to 2003 due to a decrease in average borrowings on our line of credit from nearly $39.9 million during the third quarter of 2002 to approximately $12.7 million in 2003 and the reduction in the outstanding balance of the $45.0 million term loan from proceeds from the preferred depositary share offering, combined with the decrease in our weighted average rate on our variable debt to 4.0% from 5.1% in 2002. Amortization of deferred financing fees decreased $0.2 million over the third quarter of 2002 as a result of the full amortization of the initial deferred costs related to the secured line of credit and $45.0 million term loan in the second quarter of 2003. The third quarter 2003 experienced amortization of extension costs only, which was significantly lower than the amortization of deferred financing costs of the original facilities.

      Our share of equity in the loss of our unconsolidated joint ventures totaled $0.1 million for the third quarter of 2003 versus $0.4 million for the same period in 2002. This increase is predominately related to Hotel 71, located in downtown Chicago, which was undergoing major renovation during the same period in the prior year.

      As a result of the above, the third quarter 2003 resulted in a net income before discontinued operations of $1.2 million compared to the same period last year when we experienced a net loss of $0.1 million.

      In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified operations related to the assets sold during the nine months of 2003 as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The operating loss from discontinued operations net of minority interest for the third quarter of 2003 was $0.1 million compared with a 2002 third quarter net income of $0.2 million. The operating results of five properties, the Knoxville Hilton, Hampton Inn Lake Norman, Holiday Inn Lake Norman, the hotel in Springfield, Oregon and the Doubletree Spokane Valley are included as discontinued operations for the third quarter of 2002. The Knoxville Hilton, Hampton Inn Lake Norman and Holiday Inn Lake Norman were sold during the first six months of 2003. Discontinued operations for the third quarter of 2003 also include the $0.1 million net loss on the sale of the hotel in Springfield, Oregon and the Doubletree Spokane Valley, net of minority interest. There were no property sales during the third quarter of 2002.

      Our funds from operations attributable to common shareholders (“FFO”) for the quarter ended September 30, 2003 was $7.1 million compared to $7.8 million for the same period in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Total revenues increased 12.0% to $204.9 million for the nine months ended September 30, 2003 versus $182.9 million for the same period in 2002. The improvement was the result of an increase in revenues from condominium development and unit sales of $25.4 million, primarily related to recognizing revenue under the percentage of completion method for the White Sand Villas project. Hotel revenues for the nine months ended September 30, 2003 were $174.2 million, a slight decrease from the $174.8 million in hotel revenues for the same period in 2002. Comparable hotel revenues decreased by $10.7 million and were offset by the additional $9.8 million of hotel revenues related to the Marriott’s Hunt Valley Inn TRS, which was formed in September 2002 and the $0.4 million of hotel revenues experienced by Radisson Suite Beach Resort since acquisition. The decrease in comparable hotel revenues is primarily a result of RevPAR levels lower than those during the first nine months of 2002. See the table below which illustrates the key operating statistics of the hotels in our portfolio, including RevPAR. The formation of the Hunt Valley TRS caused a decrease in lease revenue of $2.8 million.

      Hotel operating profit margins of the 26 consolidated hotels under the TRS structure for the first nine months of 2003 was 24.6%, a decrease from the 29.0% hotel operating profit for the 24 consolidated hotels under the TRS structure for the first nine months of 2002 plus the one month of Hunt Valley after the implementation of the TRS structure. The addition of the Marriott’s Hunt Valley Inn and Radisson Beach Suite Resort did not materially impact the operating profit percentages. For the comparable 24 hotels, RevPAR for the nine months ended September 30, 2003 fell 5.8% over the same period in the prior year. The change was a result of a decrease in occupancy from 63.7% to 61.8%, and a 3.0% decrease in average daily rate to $90.76 in 2003 from $93.58 in 2002. Decreased margins were the result of multiple causes including: fixed costs on lower average room rates; increased payroll costs due to increases in wages and benefits; higher energy costs and other weather-related costs (e.g., snow removal) due to a cold, snowy winter in the mid-western and eastern areas of the United States; and changes in fee structures within certain franchise agreements.

      Although hotel revenues increased slightly year over year, total management fees declined approximately $0.4 million due to lower management fee rates.

      Cost of condominium development and unit sales increased from $3.1 million for the first nine months of 2002 to $19.8 million for 2003. The increase in costs is a result of revenue and related expenses being recognized under the percentage of completion method of accounting for the White Sand Villas development. Margins increased to 32.9% in 2003 versus margins of 25.1% in 2002. The increase in margin is due to price increases on the Sanibel View Villas units and also due to the revenue recognition on the White Sand Villas project, which is a higher margin project.

      We recorded a $3.4 million acceleration of depreciation during the first nine months of 2003 related to the pending demolition and removal of two existing buildings as the Pink Shell Beach Resort. The remaining increase in real estate related depreciation and amortization is due to the depreciation on recent capital expenditures.

      Corporate general and administrative expenses increased $0.2 million over prior year primarily due to increases in legal and professional fees.

      Interest expense from continuing operations decreased from $14.8 million to $12.3 million from the first nine months of 2002 to 2003 due to a decrease in average borrowings on our line of credit from nearly $40.6 million during 2002 to approximately $4.9 million in 2003 and the reduction in the outstanding balance of the $45.0 million term loan from proceeds from the preferred depositary share offering, combined with the decrease in our weighted average rate on our variable debt.

      Our share of equity in the loss of our unconsolidated joint ventures totaled $0.8 million for the nine months ended September 30, 2003 versus a net loss of $1.4 million for the same period in 2002. This improvement is predominately related to Hotel 71 in downtown Chicago as it was undergoing major renovation during the same period in 2002.

      Gain on disposals of assets during 2003 totaled $0.3 million predominately due to eminent domain action taken by the local county related to our hotel in Bellevue, Washington. A portion of the hotel’s land was surrendered for funds of approximately $0.3 million. The surrender of the land does not have an impact on the operations of the hotel.

      As a result of the above, the first nine months of 2003 resulted in income before discontinued operations of $0.2 million compared to the same period last year when the income before discontinued operations totaled $1.0 million.

      In accordance with Statement of Financial Accounting Standards No. 144, we have reclassified operations related to the assets sold during 2003 as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The operating loss from discontinued operations net of minority interest for the first nine months of 2003 was $1.9 million compared to the first nine months of 2002’s net income of $0.1 million. Discontinued operations for 2003 also include the $0.7 million net gain on the sales of the Knoxville Hilton, the Lake Norman Hampton Inn, the Lake Norman Holiday Inn, the hotel in Springfield, Oregon and the Doubletree Spokane Valley, net of minority interest. There were no property sales during the first nine months of 2002.

      Our funds from operations attributable to common shareholders (“FFO”) for the nine months ended September 30, 2003 was $16.2 million compared to $21.1 million for the same period in 2002.

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

      The following is a reconciliation between net income (loss) and FFO for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$1,011	$88	$(970)	$1,041
Minority interest	(139)	(60)	(1,355)	(138)
(Gain) loss on disposal/sale of assets	202	—	(1,118)	—
Depreciation and amortization	7,880	8,262	23,517	21,407
Depreciation and amortization included in discontinued operations	7	463	627	1,362
Equity in loss in unconsolidated joint ventures	109	439	818	1,428
FFO attributable to joint ventures	331	(193)	731	(708)
Preferred dividends declared	(1,188)	—	(3,563)	—

Funds from operations after preferred dividends	$8,213	$8,999	$18,687	$24,392
Less: Funds from operations related to minority interest	1,113	1,224	2,533	3,322

Funds from operations attributable to common shareholders	$7,100	$7,775	$16,154	$21,070

      The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

All Hotels (29 hotels) (a) (b)
Hotel revenues (in thousands)	$67,936	$71,453	$203,269	$209,045
RevPAR	$59.78	$62.83	$59.24	$60.43
Occupancy	63.9%	66.7%	61.7%	62.4%
Average daily rate	$93.56	$94.14	$96.07	$96.77
Comparable Hotels (24 hotels) (c)
Hotel revenues (in thousands)	$54,207	$59,277	$162,489	$173,233
RevPAR	$56.47	$62.09	$56.13	$59.60
Occupancy	63.4%	68.0%	61.8%	63.7%
Average daily rate	$89.10	$91.24	$90.76	$93.58

(a)	Includes all hotels owned or partially owned by Boykin at the end of the quarter, including predecessor’s results.

(b)	Results calculated from including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure for all periods and owned or partially owned by Boykin at the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium development. The cash flow from the operations of the hotels is subject to risk factors common to the hotel industry, including, but not limited to: public reaction to acts of terrorism or military action; competition for guests from other hotels; adverse effects of general and local economic conditions; dependence on demand from travelers, which may be seasonal and which may be adversely impacted by health and safety-related concerns; increases in energy costs, airline fares, and other expenses related to travel; impact of financial difficulties of the airline industry; increases in operating costs attributable to inflation; and overbuilding in the hotel industry, especially within individual markets. The cash flow from condominium development is subject to risk factors common to real estate development, including, but not limited to competition from other condominium projects, construction delays due to weather, reliance on contractors and subcontractors, construction cost overruns, and the ability of condominium purchasers to secure financing.

      As of September 30, 2003, we had $15.3 million of unrestricted cash and cash equivalents, $15.0 million of cash restricted for the payment of capital expenditures, real estate taxes, interest and insurance, and $4.7 million of restricted cash representing deposits on condominium sales. We had outstanding borrowings totaling $27.5 million and $263.5 million against our credit facility and term notes payable, respectively.

      We currently have a $78.0 million credit facility of which $74.0 million is outstanding, to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, as limited under terms of the credit agreement. For information relating to the terms of our credit facility and our $130.0 million, $108.0 million and $23.3 million term notes payable, please see Notes 6, 7 and 12 of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Form 10-Q.

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

      Due to the uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors did not authorize a dividend for the common shareholders for the second and third quarters of 2003. As we obtain more clarity regarding the outlook for 2004, management will recommend to the Board of Directors resumption of the common dividend when and at a level we believe that our RevPAR and cash flow can support. We intend to pay dividends sufficient to retain our REIT status.

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

      We have considered our short-term (defined as one year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements including debt maturities, distributions on the preferred shares and the minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash flows provided by operating activities, using availability under the credit facility and proceeds from potential additional financings. We also consider capital improvements and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, utilizing availability under our credit facility, borrowings under new credit facilities, or the issuance of additional equity securities.

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

Capital Projects

      For the nine months ended September 30, 2003, we had approximately $18.0 million of capital improvements at our hotels and our corporate headquarters, excluding property acquisitions. This amount primarily includes planned refurbishments and replacements at selected existing hotels. Significant portions of this total relate to the guestroom renovation at our Cleveland Marriott property, costs related to the design and construction of our ancillary conference centers, capital improvements at the six Doubletree hotels as required under the terms of the Modification Agreement with Hilton and computer systems located at our corporate headquarters.

      Total costs of the White Sand Villas condominium tower are estimated to be approximately $28.0 million, including cumulative expenditures of $17.2 million through the third quarter, with a scheduled completion date during the first quarter of 2004. Cumulative expenditures of $17.2 million include $0.2 million of capitalized interest on the construction loan secured by the project.

      As discussed above, we have completed the construction of our ancillary conference center development projects in both our Berkeley and Omaha properties. We are also developing a similar facility within our Portland Lloyd Center property; construction commenced during the fourth quarter.

INFLATION

      Operators of hotels in general can change room rates quickly, but competitive pressures may limit the operators’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance, ground rent and construction costs are subject to inflation.

SEASONALITY

      Our hotels’ operations historically have been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter. The remainder of our hotels have historically maintained higher occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly cash flows from hotel operations and may also impact certain corporate general and administrative expenses.

COMPETITION AND OTHER ECONOMIC FACTORS

      Our hotels are located in developed areas that contain other hotel properties. The future occupancy, ADR and RevPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities, and our ability to sell existing properties.

      As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economics, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include our new $78.0 million line of credit, our $108.0 million term loan, our $23.3 million construction loan and our share of floating rate debt of our unconsolidated joint ventures of $24.8 million.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans. Our $130 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 42% of our outstanding debt at September 30, 2003, was fixed-rate in nature. The weighted average interest rate of our variable rate debt was 4.0% for the quarter ended September 30, 2003.

      We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. We do not currently have any material market-sensitive financial instruments. We are subject to interest rate risk with respect to our fixed rate financing in that changes in interest rates could impact the fair value of our fixed rate financing.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.4 million, based upon the balances outstanding on our variable rate instruments at September 30, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

      As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regards to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits
	3.1	(a)	Amended and Restated Articles of Incorporation, as amended
	3.2	(b)	Code of Regulations
	3.3	(e)	Amendment to the Company’s Articles of Incorporation for the 101/2% Class A Cumulative Preferred Shares, Series 2002-A
	4.1	(b)	Specimen Share Certificate
	4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
	4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 199, between Boykin Lodging Company and National City Bank, as rights agent
	4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
	4.4	(e)	Form of Preferred Share Certificate
	4.5	(e)	Form of Depositary Receipt
	31.1		Certification pursuant to Rule 13a-14(a)
	31.2		Certification pursuant to Rule 13a-14(a)
	32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, Boykin filed three Current Reports on Form 8-K as follows:

Date	Items Reported On
August 1, 2003	Item 2 — Acquisition or Disposition of Assets
Item 7 — Financial Statements, Proforma Financial
Information and Exhibits
Furnished required information regarding dispositions of
Knoxville Hilton, Hampton Inn Lake Norman, Holiday Inn Lake
Norman and hotel in Springfield, Oregon

August 12, 2003	Item 7 — Financial Statements and Exhibits
Item 12 — Results of Operations and Financial Condition
Furnished the Company’s second quarter 2003 earnings release

September 4, 2003	Item 2 — Acquisition or Disposition of Assets
Item 7 — Financial Statements, Proforma Financial
Information and Exhibits
Furnished required information regarding acquisition of
Radisson Suite Beach Resort

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

November 13, 2003	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 13, 2003	/s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(e)	Amendment to the Company’s Articles of Incorporation for the 101/2% Class A Cumulative Preferred Shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(e)	Form of Preferred Share Certificate
4.5	(e)	Form of Depositary Receipt
31.1		Certification pursuant to Rule 13a-14(a)
31.2		Certification pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.