Form 10-K
period 2003-12-31
BOYKIN LODGING CO
filed 2004-03-29
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant, as of March 23, 2004, and June 30, 2003 was approximately $159 million and $134 million, respectively. The aggregate market value was calculated by using the closing price of the shares as of the respective dates, or the immediate preceding business day, on the New York Stock Exchange.

As of March 23, 2004, the registrant had 17,396,744 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

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

      You can identify the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of those words or similar words. You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from those expressed in a forward-looking statement include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions and their impact on the occupancy of our hotels, military action, terrorism, hurricanes, changes in interest rates, changes in local or national supply and construction of new hotels, changes in profitability and margins and the financial condition of our operators and lessee and other similar variables.

      The information contained in this Form 10-K, in the documents incorporated by reference herein and in Boykin’s periodic filings with the Securities and Exchange Commission also identifies important factors that could cause such differences.

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

(a) General Development of Business

About Boykin Lodging Company

      Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that as of March 23, 2004 owned interests in 28 hotels located throughout the United States. Boykin was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in our hotels. As of December 31, 2003, Boykin had an 85.2% ownership interest in, is the sole general partner of and conducts all of its business through the Partnership.

Business and Growth Strategy

      Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares. We seek to achieve these objectives through the following key business strategies relating to the ownership and operation of our hotels:

•	Maximizing operating cash flows of our hotels through:

•	Aggressive asset management to maximize revenue and control expenses;
•	Reinvestment in our hotels; and
•	Strategic brand positioning.

•	Identifying opportunities to enhance returns on our hotels by investing in new initiatives such as:

•	Developing ancillary conference centers meeting International Association of Conference Centers (“IACC”) standards within certain of our existing hotels and in newly acquired properties; and
•	Expanding and redeveloping our properties to improve asset performance.

•	Managing our hotel portfolio mix to enhance its potential for growth in RevPAR, meaning room revenue per available room, and operating income by:

•	Identifying key markets with high barriers to entry for future acquisitions;
•	Acquiring upscale commercial and resort hotels located in these key markets;
•	Acquiring assets with repositioning and rebranding opportunities; and
•	Selling assets that we believe have lower long-term growth prospects because of their physical characteristics or market location.

•	Optimizing our capital structure and improving our financial flexibility by:

•	Managing our leverage and debt service coverage ratios;
•	Expanding the nature and sources of our capital; and
•	Using joint ventures when appropriate to maximize return on invested capital and manage risk exposure.

      Our management has substantial hotel operating, development, acquisition and transactional experience. Our executives have over 100 years of combined experience in the hotel industry and have directly overseen the acquisition, disposition, recapitalization, development and repositioning of billions of dollars of hotel assets throughout the United States.

Highlights from 2003 and Recent Developments

•	In February 2003, we sold our hotel located in Knoxville, Tennessee, for a price of $11.5 million and our hotel located in Charlotte, North Carolina, for a price of $3.7 million. In June 2003, we sold another hotel in Charlotte, North Carolina, for a price of $2.55 million. Proceeds from these three sales were used to pay down outstanding debt.

•	On April 30, 2003, we entered into an agreement (the “Modification Agreement”) with a subsidiary of Hilton Hotels Corporation (“Hilton”) to terminate the long-term management agreement related to the ten Doubletree hotels then managed by Hilton. Significant events resulting from the Modification Agreement included:

•	Six of the hotels, the Doubletree Sacramento, the Doubletree Omaha, the Doubletree Colorado Springs, the Doubletree Portland Lloyd Center, the Doubletree Boise, and the Doubletree Portland Downtown, continued to be Doubletree hotels under license agreements which became effective in May. On the effective date of the license agreements, Hilton ceased managing the properties and we engaged Boykin Management Company Limited Liability Company (“BMC”) to manage the properties. The management agreements have initial terms of ten years and are cancelable by us without penalty upon 90 days notice.
•	In July, Hilton ceased management of the hotel in Bellevue, Washington, and we entered into an agreement with BMC to begin managing the property. Simultaneously, the Doubletree brand was removed from the property and was replaced by a franchise agreement with Ramada Franchise Systems, Inc.
•	Two of the hotels, those in Springfield and Spokane, were sold, as discussed below.
•	We converted the Berkeley Marina Radisson to a Doubletree Hotel under a 15-year license agreement.
•	The hotel formerly known as the Doubletree Yakima Valley continued to be managed by Hilton through February 2004, at which time Hilton was replaced as manager by a regional management company, The Chambers Group, Inc. (“Chambers Group”) and the hotel was rebranded as a Clarion.

•	In July 2003, we sold our hotel located in Springfield, Oregon, for a price of $6.5 million. The net proceeds of the sale were used to pay off the $4.0 million then outstanding on our credit facility, to settle $0.7 million of a termination fee payable to Hilton, and for general corporate purposes. In August 2003, we sold our Doubletree Spokane Valley for a price of $5.4 million. The proceeds were used for general corporate purposes and to settle a $0.7 million termination fee payable to Hilton. Both hotels were previously used as security for a term loan; however, in July, the collateral was released in connection with the substitution of another of our properties to secure the loan, and therefore, no payment on the term loan was required in connection with the sales.

•	In July 2003, BMC commenced management of the Holiday Inn Minneapolis West, replacing Interstate Hotels and Resorts (“Interstate”). The management agreement is for a term of five years and is cancelable by us without penalty upon 90 days notice.

•	In August 2003, we purchased the Radisson Suite Beach Resort on Marco Island, Florida, for a purchase price of $27.25 million, utilizing availability under our previous secured credit facility. The beachfront resort is situated along the Gulf of Mexico on Florida’s Marco Island, just south of Naples. The resort comprises 233 deluxe one- and two-bedroom suites, all with screened balconies and views of the Gulf.

•	In October 2003, we entered into a new $78.0 million revolving line of credit. The new facility is secured by seven of the Company’s properties and has a term of three years. The facility has a floating interest rate which is initially set at LIBOR plus 3.75 percent. Initially, we drew $71.9 million under the new line of credit. The proceeds were used to repay the Company’s senior secured line of credit, repay the remaining balance of the $45.0 million term loan and for general corporate purposes. Non-use fees are assessed on any unfunded portion of the facility amount.

•	The Governor of Indiana signed into law a bill which allowed the residents of Orange County, Indiana to decide whether to permit a riverboat casino to open in the county. Our French Lick Springs Resort and Spa is located in Orange County. The bill required that casino gambling be approved in a countywide referendum, which was subsequently held on November 4, 2003. The results of the vote reflected a majority vote to approve riverboat gaming within the county. The bill, as approved, provides that the riverboat casino would be located in the town of French Lick or nearby West Baden. The Indiana Gaming Commission has begun soliciting proposals from interested parties to develop and operate the casino. We anticipate that a casino opening in Orange County would increase tourism in the county, leading to greater demand for rooms at our French Lick Springs Resort and Spa. The opening of a casino remains subject to many contingencies including identification of a suitable operator, approval of the operator by the Indiana Gaming Commission and such operator’s ability to raise financing to fund construction of a riverboat casino.

•	Two ancillary conference centers, the projects in Berkeley and in Omaha, were completed in 2003. The physical characteristics and the service standards at both facilities were designed to meet criteria established by IACC. Upon completion of the concepts, both facilities were inspected by, and were awarded membership to IACC. A third project at our Portland Lloyd Center property is underway and anticipated to become operational during the second quarter of 2004.

•	We continued to make progress on the redevelopment of our Pink Shell Beach Resort. The 92-unit White Sand Villas hotel condominium tower is scheduled to hold its grand opening celebration on March 20, 2004. We are in the final stage of the architecture and design of the final component of the redevelopment, in which we expect to replace two low-rise buildings with a new 43-unit building, Captiva Villas. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the prospect that the owners would put their unused room nights back to the resort by contract. The new building will contain a full-service fine dining restaurant with a view of the Gulf of Mexico. We are currently marketing the units for sale and expect to commence construction during the second or third quarters of 2004, subject to obtaining financing for the project and a sufficient level of pre-sales of the condominium units.

•	On March 2, 2004, the City of Portland, through the Portland Development Commission (“PDC”), acquired our Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. We have been notified that the property is to be developed for the purpose of student housing, academic, retail and conference uses for Portland State University. The PDC acquired the property for its fair market value of $19.7 million. Approximately $16.9 million of the proceeds from the condemnation were applied to the outstanding balance of our $130.0 million term loan. The remaining net proceeds were used for general corporate purposes. Additionally, we sold the related furniture, fixtures and equipment contained within the property to Portland State University for approximately $2.3 million and the proceeds were deposited into the furniture, fixtures and equipment reserve fund of the loan. We anticipate these transfers will result in a gain of approximately $1.5 million.

•	Our operations during 2003 were negatively impacted by the commencement of the war with Iraq, as well as the continuing softness in the economy, the continued warnings regarding the threat of terrorist attacks and travel related fears concerning the SARS virus.

(b) Financial Information About Industry Segments

      All of Boykin Lodging Company’s operations are in the hotel industry.

(c) Narrative Description of Business

Boykin Lodging Company’s Hotel Portfolio

      As of March 23, 2004, our hotel portfolio included 27 full-service and one limited-service hotel, all of which compete in the upscale to moderate price segment of the hospitality market. All but one of our properties are operated by taxable REIT subsidiaries of Boykin. Refer to Item 2(a) “Hotel Properties” for a current listing of our hotels. Also refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion surrounding the results of the hotels’ operations.

Application of Business Strategies

Maximizing Operating Cash Flow

     Aggressive Asset Management

      We closely monitor revenue generation, including rates, group pacing and yield management, and suggest improvements to managers’ initiatives to improve hotel performance. We also utilize the Smith Travel Research reports to evaluate the performance of each of our hotels relative to their competitive set (the hotels in their market that compete for the same business). We work closely with all of the respective management companies to manage and improve cost control initiatives.

     Reinvestment in Hotel Properties

      We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes their profitability. Consistent with this strategy, we have made significant renovations at several of our hotels in recent years. In 2003, 2002 and 2001 we spent $25.8 million, $13.5 million and $23.0 million, respectively, on renovations, excluding the redevelopment of our Pink Shell Beach Resort and the major renovation projects at the Chicago, Illinois and Lyndhurst, New Jersey hotels which are owned by unconsolidated joint ventures. This represented 11%, 5% and 9% of 2003, 2002 and 2001 consolidated hotel revenues, respectively.

     Strategic Brand Positioning

      We maximize our market share and revenue by taking advantage of our sales and marketing orientation to identify the most effective branding strategy for each hotel and to further leverage the selected brands with effective direct sales strategies. Factors we consider in determining the most effective branding strategy are:

•	Brand strengths and their current presence in the specific market;

•	Expected contribution to revenues;

•	Expected capital requirements and ongoing costs of the franchise; and

•	Strengthening strategic franchisor relationships.

      In certain circumstances, we have concluded that operating a hotel independent of a franchise affiliation is the best branding strategy. Such is the case with the French Lick Springs Resort and Spa in French Lick, Indiana, Hotel 71 in Chicago, Illinois, and our Pink Shell Beach Resort in Ft. Myers Beach, Florida, which became an independent property late in 2003.

      The remainder of our portfolio contains properties that are currently operated under franchise license agreements with premier nationally-recognized hotel chains including, but not limited to, Doubletree®, Marriott®, Radisson®, Hilton®, Embassy Suites®, Holiday Inn®, Hampton Inn® and Quality Suites®.

Initiatives to Enhance Returns on Hotels

     IACC Ancillary Conference Centers

      We have identified a strategic opportunity to enhance the revenue streams from certain of our existing hotels by developing ancillary conference centers meeting IACC standards within those hotels. Each conference center is a business unit inside an existing full-service hotel, designed to complement the existing transient and group business.

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

      The benefit of this pricing structure to us is that we anticipate a higher RevPOR, meaning revenue per occupied room, because these guests purchase meals and other services at the hotel as a part of their packages. Additionally, we expect higher operating margins from this business because predictable utilization of these services results in the achievement of greater operational efficiency.

      During 2003, we completed such centers at our Berkeley and Omaha properties and construction is underway at our third target property, our Portland Lloyd Center hotel.

     Property Redevelopment and Expansion

      We are undertaking a series of projects at our Pink Shell Beach Resort in Ft. Myers Beach, Florida to elevate this resort’s position to a four-star level and to take advantage of the opportunity to sell portions of the property while retaining long term cash flow. In 2001, we completed a $2.7 million renovation of the Sanibel View Villas, a 60-unit tower, which we sold as condominium units. The units were sold with the prospect that the owners would put their unused room nights back to the resort by contract. Each buyer of a unit in the Sanibel View building put their unit back to us for use as a hotel room. Therefore, in addition to the cash flow generated from selling the units, we receive continuing income from the units placed in the rental program. During 2002, we demolished and removed cottages to commence construction of a new 92-unit tower, the White Sand Villas. The units within the new tower are also being sold as condominium units with the prospect that the owners will also put their unit back to us for use as hotel rooms. The tower is scheduled to open in March 2004, and similar to Sanibel View, all prospective buyers have signed agreements to allow us to use their units as hotel rooms. The final stage of the redevelopment of the property, the Captiva Villas, is currently in the design and marketing phase. Two low-rise buildings at the property are currently scheduled for demolition after the 2004 Florida peak season and will be replaced with a new 43-unit tower called Captiva Villas. Again, the new building will be sold as condominium units.

      During 2002, we also completed the guestroom renovation of Hotel 71 in downtown Chicago converting it into a four-star independent hotel and the renovation and conversion of the Lyndhurst, New Jersey property to a Courtyard by Marriott.

Managing Our Hotel Portfolio Mix

     Acquiring Upscale Commercial and Resort Hotels in Key Markets

      Our acquisition criteria focuses on hotels in the upper upscale and upscale segments located in major metropolitan markets and destination beach markets. These markets have historically outperformed other markets because of their high barriers to entry and diversified demand generators. Our current major metropolitan targets include San Francisco, Boston, New York, Washington, D.C. and Los Angeles. Our success in implementing this strategy is illustrated by our most recent acquisition, the Radisson Suite Beach Resort on Marco Island, Florida. Prior to Marco Island, our other recent acquisitions consisted of the Meadowlands-Lyndhurst Courtyard by Marriott in the New York City metropolitan area and Hotel 71 in Chicago.

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

     Disposing of Assets to Provide Capital for Better Investment Opportunities

      We intend to sell assets that we believe have lower long-term growth prospects because of physical characteristics or market location. Due to our efforts in marketing certain of the properties and modifying our loans, in 2003 we were able to complete the sale of five assets which we defined as suburban hotels that are not located within our target markets. Those properties included the Knoxville Hilton, the Hampton Inn Lake

Norman, the Holiday Inn Lake Norman, and our Doubletree hotels in Springfield, Oregon and Spokane, Washington. Gross proceeds from the sale of these assets totaled approximately $29.7 million.

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

Optimizing Our Capital Structure and Improving Financial Flexibility

     Managing Our Leverage and Debt Service Coverage Ratios

      Our goal is to maximize shareholder value by strategically using debt and other fixed income instruments, such as preferred equity, to enhance return on common equity while appropriately managing financial risk. We successfully completed a $45.3 million offering of preferred depositary shares in October 2002, the net proceeds of which were used to pay down our indebtedness.

     Expanding Our Capital Sources

      We are focused on enhancing our capital structure by diversifying our capital sources. Traditionally, we have utilized secured debt, common equity and joint venture equity to finance our capital needs. We intend to broaden our sources of capital through increasing our use of alternative sources of debt and equity. For example, we are financing the construction of White Sand Villas through a construction loan and we issued preferred stock in 2002 for which the proceeds were used to repay outstanding amounts of the previously existing secured credit facility and portions of term notes. We will continue to evaluate the use of other financing structures, such as unsecured debt and convertible securities, relative to our goal of improving financial flexibility and achieving an attractive cost of capital. When using secured debt which minimizes financing costs, we will seek enhanced flexibility in terms of refinancing options and the ability to allow for substitutions of collateral to facilitate sales of properties.

     Strategically Utilizing Joint Venture Equity

      The use of joint ventures allows us to further leverage our capital. We will use joint ventures in instances in which it is strategically advantageous, or to invest in hotels larger than we would consider appropriate for us to acquire without a co-venturer in light of the size of our capital base and leverage ratios. We currently own five hotels in joint venture structures. Our joint venture partners manage three of the hotels and two are managed by BMC.

Hotel Managers

      In selecting operators, we seek hotel managers with demonstrated full-service hotel expertise, a stable operating and financial performance history and an excellent reputation in the hospitality industry.

      As of March 23, 2004, the hotels in our portfolio were managed by the following entities:

Number
Manager	of Hotels

BMC	24
Concord Hospitality Enterprises (“Concord”)	1
Davidson Hotel Company (“Davidson”)	1
Chambers Group	1
Outrigger Lodging Services (“Outrigger”)	1
28

      BMC. Robert W. Boykin (our Chairman of the Board and Chief Executive Officer) and his brother, John E. Boykin, control BMC. BMC has continued the over 40-year hotel operation and management business of the

Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel and resort properties. BMC currently manages 30 hotel properties located throughout the United States, including 24 hotels owned by us. BMC’s subsidiaries include an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business.

      BMC and its owners, who have a substantial interest in the Partnership, have interests that conflict with our interests in connection with the structuring and enforcement of the management agreements and other agreements between us and BMC and in connection with activities that may maximize profits for BMC without necessarily benefiting us. The following factors align the interests of BMC and its owners with our interests to address these conflicts of interest:

•	BMC’s owners have retained their equity interests in the Partnership;

•	Our corporate charter documents require that our independent directors shall make all determinations to be made on behalf of Boykin Lodging Company with respect to the relationships or opportunities that represent a conflict of interest for any officer or director of Boykin Lodging Company;

•	Any affiliate of the Boykin Group, including Robert W. Boykin and John E. Boykin, will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging Company;

•	BMC is entitled to receive incentive management fees with respect to certain hotels it manages for us if the hotel operating performance exceeds benchmarks set forth in the terms of each management agreement;

•	A portion of BMC’s corporate-level senior executive team’s compensation is based upon the performance of our hotels; and

•	BMC has a deferred compensation plan for its corporate-level senior executives under which the value of each award is based on, and fluctuates with, the value of our common shares.

      Concord. Concord is a privately owned hotel investment and management company based in Raleigh, North Carolina. Concord was formed to acquire, develop and manage both full and limited-service hotel properties. Concord owns and operates hotels under franchise agreements with such franchisors as Marriott®, Radisson®, Hilton®, Residence Inn® and Hampton Inn®.

      Davidson. Davidson is a privately held national hotel management company located in Memphis, Tennessee. Davidson provides management, development, consulting and accounting expertise for the hospitality industry. Davidson operates hotels under franchise agreements with such franchisors as Marriott®, Embassy Suites®, Hilton®, Crowne Plaza®, Omni® and Holiday Inn®.

      Chambers Group. Chambers Group is a privately held regional hotel management company based in Seattle, Washington. The Company provides consulting services to the hospitality industry in all aspects of development, financial analysis, and operations. Chambers Group has operated a variety of mid-market hotels in the Northwestern United States.

      Outrigger. Outrigger is a privately held hotel management company based in Encino, California. Outrigger has operated or currently operates a full range of hotel products, including Marriott®, Sheraton®, Hilton®, Residence Inn®, Holiday Inn®, Radisson®, and many limited service products. In addition to branded hotels, Outrigger operates upscale boutique hotels.

Terms of the Management Agreements

      BMC manages 24 of the 28 hotels that we currently have an ownership interest in. The following is a summary of the material terms of the BMC management agreements (the “Management Agreements”) and is qualified in its entirety by reference to the Form of Management Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on January 14, 2002.

      The Management Agreements have the material terms described below:

•	Duration/ Termination. As of December 31, 2003, the Management Agreements have remaining terms ranging from three months to nine years. We have the right to terminate 22 of the BMC agreements upon 90 days advance written notice without having to pay any damages or a termination fee or penalty.

•	Management Fees. Most of the Management Agreements provide for base and incentive management fees. The Management Agreements have base fees which range from 1.5% to 3% of total revenues. All but one of the Management Agreements have incentive management fees payable to BMC based upon each hotel reaching specified financial performance standards.

•	Operating and Other Expenses. All of the Management Agreements provide that we are responsible for all operating expenses associated with the hotels. In addition, we are responsible to either pay directly or reimburse the operator for all other expenses relating to the hotel including, without limitation, real estate taxes, insurance premiums and debt service.

•	Indemnification. All of the Management Agreements provide that we will hold the operator harmless from and against all liabilities, losses, claims, damages, costs and expenses that arise from or in connection with (a) the performance of the operator’s services under the agreement, (b) any act or omission (whether or not willful, tortious, or negligent) of us or any third party, or (c) any other occurrence related to the hotel, except for events that result from (i) the fraud, willful misconduct or gross negligence of the operator or (ii) the breach by the operator of any provision of the agreement.

•	Events of Default. Events of default include (a) failure to make any payment required by the agreement, (b) failure to observe or perform any term or provision after 30 days’ notice to cure, and (c) failure of either party to perform in accordance with an applicable franchise agreement.

Joint Ventures with Third Party Hotel Operators

      We have formed joint ventures with third party operators to align the hotel operator’s economic interests with our economic interests. In certain of these joint ventures, the joint venture partner’s right to receive cash flow and equity capital distributions is subordinated to our receipt of specified minimum distributions. In one of the joint ventures, the operator leases the hotel from the joint venture and must maintain a specified net worth to support its lease payment obligations and has pledged its joint venture interest as security for the lease payment obligations. We are permitted to subject any majority-owned joint venture’s hotel to a mortgage or to sell the hotel or its interest in the joint venture without obtaining the affected joint venture partner’s consent.

      As of December 31, 2003, we had joint ventures formed with the following companies or their affiliates who operated and/or leased the following hotels:

			Boykin	JV
			Ownership	Ownership
Name of Joint Venture	JV Partner		Percentage	Percentage	Hotel Owned Under Joint Venture

BoyStar Ventures, L.P.	Interstate	(a)	91%	9%	Holiday Inn Minneapolis West
Shawan Road Hotel Limited Partnership	Davidson		91%	9%	Marriott’s Hunt Valley Inn
Boykin San Diego, L.L.C.	Outrigger	(b)	91%	9%	Hampton Inn San Diego Airport/ Sea World
BoyCon, L.L.C.	Concord		50%	50%	Meadowlands-Lyndhurst Courtyard by Marriott

(a)	During 2003, Interstate’s management agreement was terminated and BMC assumed management of the hotel.

(b)	Outrigger leases the property from the joint venture.

Risk Factors

      If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. Additional risks and uncertainties not discussed herein may also impair our operations.

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

      Competition, economic conditions and similar factors affecting us and the hotel industry generally could affect our performance. Our hotels are subject to all operating risks common to the hotel industry. These risks include:

•	Competition for guests from other hotels based upon brand affiliations, room rates offered including those via internet wholesalers and distributors, customer service, location and the condition and upkeep of each hotel in general and in relation to other hotels in their local market;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter travel;

•	Impact of financial difficulties of the airline industry and potential reduction in service on the demand for our hotel rooms and the collectibility of our outstanding receivables from the airlines;

•	Increases in operating costs attributable to inflation and other factors; and

•	Overbuilding in the hotel industry, especially in individual markets.

      The need to make unexpected capital expenditures could adversely affect our cash flow. Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. If necessary capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures. We may also acquire hotels in the future that require significant renovation.

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

     Risks Related to Our Operations

      The profitability of our hotels depends on the performance of the hotel management companies. The profitability of our hotels depends largely upon the ability of the management companies to generate revenues at our hotels in excess of their operating expenses. The failure of the management companies to manage the hotels effectively would adversely affect our cash flow received from hotel operations. Before January 1, 2002, our cash flow consisted primarily of lease payments from lessees. Our lessees were legally bound to make minimum lease payments even when such payments exceeded the cash flow from the hotel. Since implementing our taxable REIT subsidiary (“TRS”) structure on January 1, 2002, the responsibility and risks associated with making the minimum lease payments has shifted to lessees owned by the Partnership. Therefore, we have effectively assumed the risks associated with operating shortfalls at our hotels operating under the TRS structure.

      Our performance is dependent upon the performance of BMC. BMC currently manages 24 of our hotels. We are therefore dependent to a large degree on the operating performance of BMC. BMC has expanded in the past

12 months, with the total number of hotels under its management increasing from 24 to 30 during that period. We cannot provide assurance that BMC will successfully manage the increasing demands that its growth imposes on its management, administrative, operating and financial resources. Changes in management at these hotels or at other hotels in the future could result in temporary service disruptions at the affected hotels, which could in turn affect their operating and financial performance.

      We are subject to conflicts of interest involving our Chairman and Chief Executive Officer. Our Chairman and Chief Executive Officer, Robert W. Boykin, and his brother, John E. Boykin, own BMC and therefore derive benefits from BMC’s management of 24 of our hotels. Accordingly, Mr. Boykin has and will continue to have conflicts of interest with us. He had conflicts of interest in connection with our January 2002 TRS transaction and in connection with the structuring of the management agreements for the hotels currently managed by BMC. He will have similar conflicts on renewal of those agreements and in connection with future management agreements and other transactions that we may enter into with BMC. Conflicts of interest may also arise in connection with BMC’s management of our hotels. Under certain circumstances, actions taken and decisions made by BMC to maximize its profits will not necessarily benefit us. Additionally, a subsidiary of BMC provides design services to us for a fee and also receives a portion of the fees we pay to an independent purchasing agent. Mr. Boykin may have conflicts of interest with respect to our procurement of design services and capital goods. Additionally, the sale of certain of our hotels may result in different and more adverse tax consequences to Mr. Boykin than would be experienced by Boykin and our public shareholders, and he could seek to influence us not to sell a hotel even though that sale might otherwise be financially advantageous to us and our public shareholders. Our articles of incorporation provide that our independent directors are to make all determinations to be made on our behalf with respect to the relationships or opportunities that represent a conflict of interest for any of our officers or directors.

      The covenants in our credit agreements may restrict our range of operating activities, and we are subject to refinancing risks. We have a senior secured credit facility that enables us to borrow up to $78.0 million based upon borrowing base availability and term loans with original balances of $130.0 million and $108.0 million, respectively, each of which is secured by certain of our hotel properties. Our secured credit facility requires us, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges, and a maximum leverage ratio, and places limitations on our common share distributions and acquisitions. In addition, our secured loans limit our ability to sell certain hotel properties. These credit arrangements may limit our ability to sell certain hotels whose disposition might be desirable for strategic or financial purposes. The initial term of the $108.0 million term loan expired in July 2003; however, management utilized the first of the two one-year extension options available under the terms of the agreement, therefore the current maturity date is July 2004. The only other debt maturities scheduled for 2004 are the mortgages related the hotels owned by our two unconsolidated joint ventures. A one-year extension option related to one of the mortgages has already been utilized and management intends to refinance the other mortgage upon its maturity.

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

      We are subject to risks associated with development, redevelopment and acquisitions of hotels. New and continued development projects and hotel acquisitions are subject to a number of risks, including:

•	the availability of acceptable financing;

•	competition with other entities for investment opportunities;

•	acquired properties’ failure to achieve anticipated operating results;

•	construction costs of a property exceeding original estimates;

•	delays in construction and renovation projects;

•	overruns with respect to the cost of improvements to bring acquired properties to the requisite standards; and

•	the expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

      We are subject to the risks associated with investments through joint ventures. Three of our consolidated hotels are owned by joint ventures in which we have controlling interests. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer’s interest in the joint venture or the interest could be sold to a third party. Additionally, we have joint ventures in which we have non-controlling interests and we may enter into similar joint ventures in the future. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations and we may be required to or find it necessary to fulfill those obligations.

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

      Our insurance may not be adequate to cover certain risks. We continue to carry comprehensive liability, fire, flood, earthquake, terrorism and business interruption policies that insure us against losses within policy specification and insurance limits that we believe are reasonable. There are certain types of risks, generally of a catastrophic nature, that may be uninsurable or are not economically insurable or certain coverages that we currently carry may become uneconomical or unavailable in the future. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in the affected hotel as well as the anticipated future cash flow from that hotel, while remaining obligated for any mortgage indebtedness or other financial obligations related to that hotel.

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

      Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to operate or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We may be potentially liable for such costs or claims in connection with the ownership and operation of our current hotels and hotels we may acquire in the future. We have not been notified by any governmental authority of, nor are we aware of, any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our hotels. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the hotels or on the land upon which they are located.

      We anticipate that we will incur additional costs for systems, staffing and third party services in maintaining compliance with new federal laws and regulations addressing corporate governance issues and with the new listing requirements of the New York Stock Exchange.

      We bear the risk factors common to real estate development as a result of our projects at the Pink Shell Beach Resort. Common risk factors related to development include, but are not limited to competition from other condominium projects, construction delays due to weather, reliance on contractors and subcontractors, construction cost overruns, the ability of condominium purchasers to secure financing and completion of the development in accordance with our agreements.

     Employees

      As of March 23, 2004, we had 18 employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions. All persons employed in the daily operations of the hotels are employees of the management companies that the lessees have contracted with to operate the hotels.

     Executive Officers of the Registrant

      Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	54	Chairman of the Board and Chief Executive Officer
Richard C. Conti	54	President and Chief Operating Officer
Shereen P. Jones	42	Executive Vice President, Chief Financial and Investment Officer
Russ C. Valentine	59	Senior Vice President, Acquisitions
Andrew C. Alexander	40	Senior Vice President and General Counsel

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

      Shereen P. Jones has served as our Executive Vice President, Chief Financial and Investment Officer since February 2002. She also serves as our Treasurer. Prior to joining Boykin, she was with Credit Suisse First Boston in New York where she was Director and Global Head of Hospitality Investment Banking, spearheading the development of its lodging investment banking practice. Previously, she spent seven years with Lehman Brothers, serving most recently as Senior Vice President and head of its Real Estate, Lodging and Gaming Mergers & Acquisitions practice. Prior to joining Lehman, she was Vice President, Corporate Finance, for Oppenheimer & Co. and Kidder, Peabody & Co.

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

     Corporate Governance

      We believe that the composition, structure and performance of our Board of Directors provide us a strong corporate governance function and the partnership interest and share ownership of our officers and directors serve to align the interests of our management with our shareholders’ interests. In addition, the terms of our arrangements with BMC serve to minimize conflicts of interest and to align the interests of BMC with the interests of Boykin and its shareholders.

      Our articles of incorporation and corporate governance guidelines require that a majority of our directors be independent. Under the New York Stock Exchange’s listing standards, a majority of our Board qualifies as independent. Our articles of incorporation also require that any determination to be made by our Board in connection with any matter presenting a conflict of interest for any officer of Boykin, or for any Boykin director who is not an independent director, be made by our independent directors.

      We have made available on our website at www.boykinlodging.com copies of the charters of the audit, compensation and corporate governance and nominating committees of the Board of Directors, our code of ethics and our corporate governance guidelines. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Boykin Lodging Company, Guildhall Building, Suite 1500, 45 W. Prospect Avenue, Cleveland, Ohio, 44115, Attn: Investor Relations.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

      All of our operations are conducted in the United States.

(e) Available Information

      We maintain a website at www.boykinlodging.com. We make available free of charge on our website our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Item 2. Properties

(a) Hotel Properties

      As of March 23, 2004, we own interests in the following 28 hotel properties:

	Number
Property	of Rooms	Location

Doubletree Portland, Lloyd Center	476	Portland, OR
Doubletree Sacramento	448	Sacramento, CA
Doubletree Omaha Downtown	414	Omaha, NE
Doubletree Kansas City	388	Kansas City, MO
Doubletree Boise Riverside	304	Boise, ID
Doubletree Colorado Springs	299	Colorado Springs, CO
Doubletree San Antonio	290	San Antonio, TX
Doubletree Hotel & Executive Meeting Center — Berkeley Marina	369	Berkeley, CA
Marriott’s Hunt Valley Inn	392	Baltimore, MD
Cleveland Airport Marriott	375	Cleveland, OH
Buffalo Marriott	356	Buffalo, NY
Columbus North Marriott	300	Columbus, OH
Meadowlands-Lyndhurst Courtyard by Marriott	227	Lyndhurst, NJ
Radisson Suite Beach Resort — Marco Island	233	Marco Island, FL
Radisson Hotel Mount Laurel	283	Mount Laurel, NJ
High Point Radisson	251	High Point, NC
Holiday Inn Minneapolis West	196	Minneapolis, MN
Holiday Inn Crabtree	176	Raleigh, NC
Melbourne Hilton Oceanfront	118	Melbourne, FL
Hampton Inn San Diego Airport/ Sea World	199	San Diego, CA
Embassy Suites Southfield	239	Southfield, MI
Clarion Hotel & Conference Center	208	Yakima, WA
Melbourne Quality Suites	208	Melbourne, FL
Best Western Fort Myers Island Gateway Hotel	157	Fort Myers, FL
Ramada Inn Bellevue Center	208	Bellevue, WA
Pink Shell Beach Resort	227	Fort Myers, FL
French Lick Springs Resort and Spa	485	French Lick, IN
Hotel 71	454	Chicago, IL

	8,280

(b) Office Space

      Pursuant to a shared services and office space agreement, we were reimbursed approximately $12,200 per month in 2003 from BMC and its subsidiaries for the right to use certain office space located in Cleveland, Ohio and receive certain related services.

Item 3. Legal Proceedings

      We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Shares and Related Shareholder Matters

(a) Market Information

      Our common shares are traded on the New York Stock Exchange under the symbol “BOY.” The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

	Price Range		Cash Distributions
			Declared Per
	High	Low	Share

Year Ended December 31, 2002:
First Quarter	$9.65	$7.95	—
Second Quarter	$10.93	$8.87	—
Third Quarter	$10.66	$7.00	$.18
Fourth Quarter	$9.74	$7.40	$.18
Year Ended December 31, 2003:
First Quarter	$9.42	$6.65	$.18
Second Quarter	$8.58	$7.03	—
Third Quarter	$8.47	$7.44	—
Fourth Quarter	$9.53	$7.82	—

(b) Shareholder Information

      As of March 23, 2004, there were 930 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 11,500 beneficial owners.

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

      As a result of the economic downturn in the hotel industry that was exacerbated by the terrorist attacks on September 11, 2001, and its adverse impact on our cash flow from operations, our Board of Directors suspended our fourth-quarter 2001 and first and second-quarter 2002 dividends. In August 2002, our Board of Directors reinstated a dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter of 2002. Dividends were also declared for the fourth quarter of 2002 and first quarter of 2003 at the same level. The fourth quarter dividend was paid in January and the first quarter dividend was paid in May 2003. No further common share dividends were declared or paid for the remainder of 2003. While we are committed to a philosophy of regular quarterly dividends, the current economic and geopolitical environment make it advisable to retain cash in order to enhance our liquidity going forward. Thus, the resumption of the common dividend will depend upon our performance, which will be impacted by the economy and geopolitical events.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

      The following sets forth the securities authorized for issuance under our equity compensation plans as of December 31, 2003:

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	839,139 *	$11.24 **	370,938
Equity compensation plans not approved by security holders	None	None	None

Total	839,139	$11.24	370,938

*	Includes 518,539 options which are exercisable as of December 31, 2003.

**	The weighted-average exercise price of the 518,539 exercisable options as of December 31, 2003 is $12.87.

(e) Sales of Unregistered Securities

      Not applicable.

(f) Use of Proceeds from Sales of Registered Securities

      Not applicable.

Item 6. Selected Financial Data

      The following tables set forth selected historical operating and financial data for Boykin Lodging Company.

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The financial data related to 2003 and 2002 is not directly comparable to the prior years as a result of our implementation of TRS structures in 2002 as discussed in Item 7. Subsequent to the transactions, our financial results include the operating results of the hotels under the TRS structure whereas in prior years, only lease revenue was recorded for the properties.

BOYKIN LODGING COMPANY

SELECTED HISTORICAL OPERATING AND FINANCIAL DATA

(amounts in thousands, except for per share data)

	Year Ended December 31,

	2003	2002	2001	2000	1999

OPERATING DATA:
Hotel and lease revenue	$232,279	$236,794	$72,781	$86,079	$78,401
Revenues from condominium development and unit sales	36,883	8,715	—	—	—

Total revenues	269,162	245,509	72,781	86,079	78,401

Property taxes, insurance, hotel operations, general and other	199,199	189,610	21,731	21,174	15,340
Cost of condominium development and unit sales	24,645	6,474	—	—	—
Real estate related depreciation and amortization	31,090	28,318	26,714	27,813	26,690
Impairment of real estate	2,800	—	17,898	3,600	—
Costs associated with termination of leases	—	—	15,000	—	—
Gain on property insurance recovery	—	—	—	(407)	—

Operating income (loss)	11,428	21,107	(8,562)	33,899	36,371

Other income	392	966	869	624	492
Interest income	226	357	409	531	365
Interest expense	(16,089)	(19,296)	(20,805)	(23,546)	(19,534)
Amortization of deferred financing costs	(1,927)	(2,125)	(1,149)	(1,166)	(738)
Minority interest in (earnings) loss of joint ventures and operating partnership	3,107	533	2,702	(1,003)	(1,406)
Equity in income (loss) of unconsolidated joint ventures	(870)	(2,040)	589	68	23

Income (loss) before gain (loss) on sale/disposal of assets, discontinued operations and cumulative effect of change in accounting principle	(3,733)	(498)	(25,947)	9,407	15,573
Gain (loss) on sale/disposal of assets	1,504	(18)	240	—	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(2,229)	(516)	(25,707)	9,407	15,573
Discontinued operations, net of minority interest	(1,197)	145	(3,490)	(1,677)	2,549

Income (loss) before cumulative effect of change in accounting principle	(3,426)	(371)	(29,197)	7,730	18,122
Cumulative effect of change in accounting principle, net of minority interest	—	—	(373)	—	—

Net income (loss)	(3,426)	(371)	(29,570)	7,730	18,122

Preferred dividends	(4,751)	(1,109)	—	—	—

Net income (loss) attributable to common shareholders	$(8,177)	$(1,480)	$(29,570)	$7,730	$18,122

EARNINGS PER SHARE:
Net income (loss) attributable to common shareholders before discontinued operations and cumulative effect of change in accounting principle:
Basic	$(0.40)	$(0.09)	$(1.50)	$0.55	$0.91
Diluted	$(0.40)	$(0.09)	$(1.50)	$0.54	$0.91
Discontinued operations:
Basic	$(0.07)	$0.01	$(0.20)	$(0.10)	$0.15
Diluted	$(0.07)	$0.01	$(0.20)	$(0.10)	$0.15
Net income (loss) attributable to common shareholders before cumulative effect of change in accounting principle:
Basic	$(0.47)	$(0.09)	$(1.70)	$0.45	$1.06
Diluted	$(0.47)	$(0.09)	$(1.70)	$0.45	$1.06
Net income (loss) attributable to common shareholders:
Basic	$(0.47)	$(0.09)	$(1.72)	$0.45	$1.06
Diluted	$(0.47)	$(0.09)	$(1.72)	$0.45	$1.06
Weighted average number of common shares outstanding:
Basic	17,336	17,248	17,176	17,137	17,063
Diluted	17,470	17,383	17,281	17,305	17,127

	Year Ended December 31,

	2003	2002	2001	2000	1999

HISTORICAL BALANCE SHEET DATA:
Investment in hotel properties, net	$490,725	$463,442	$491,302	$529,432	$543,914
Assets of discontinued operations, net	—	29,433	29,679	36,364	41,480
Total assets	591,292	575,531	559,218	600,593	606,103
Total debt	298,889	257,952	302,096	294,566	282,314
Liabilities of discontinued operations	—	18,863	17,189	17,281	12,229
Minority interest	12,672	16,621	18,351	16,750	18,263
Shareholders’ equity	231,541	240,291	202,646	253,266	273,730
OTHER DATA:
Funds from operations attributable to common shareholders (FFO)(a) (c)	$18,275	$25,391	$(2,635)	$35,712	$44,799
Earnings before interest, taxes, depreciation and amortization (EBITDA) (b) (c)	$45,629	$54,099	$27,741	$69,237	$69,785
Net cash provided by operating activities	$2,173	$39,188	$34,043	$43,400	$51,795
Net cash used in investing activities	$(23,783)	$(11,985)	$(14,798)	$(23,109)	$(26,480)
Net cash provided by (used in) financing activities	$10,170	$(5,360)	$(19,810)	$(20,087)	$(26,987)
Cash dividends declared — common shares	$3,174	$6,297	$19,030	$28,889	$32,260
Weighted average number of common shares and units outstanding:
Basic	20,055	19,966	18,467	18,428	18,354
Diluted	20,188	20,101	18,572	18,596	18,418

(a)	The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated entities and joint ventures. We believe that FFO is helpful as a measure of the performance of an equity REIT because it provides investors and management with another indication of the Company’s performance prior to deduction of real estate related depreciation and amortization.

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

We have made revisions to our calculation of FFO as a result of new Securities and Exchange Commission guidance regarding the reporting of non-GAAP financial information. Historically, we reversed the impact of impairment on real estate and costs associated with the termination of leases. Effective in 2003 and forward, this adjustment will no longer be made and any prior period amounts disclosed will have been recalculated using our new method.

The following is a reconciliation between net income (loss) and FFO (in thousands):

	2003	2002	2001	2000	1999

Net income (loss)	$(3,426)	$(371)	$(29,570)	$7,730	$18,122
Minority interest	(3,319)	(507)	(2,999)	1,003	1,625
Real estate related depreciation and amortization	31,090	28,318	26,714	27,813	26,690
Real estate related depreciation and amortization included in discontinued operations	627	1,856	1,760	2,561	2,188
(Gain) loss on sale/disposal of assets	(2,274)	18	(240)	—	—
Cumulative effect of change in accounting principle	—	—	373	—	—
Gain on property insurance recovery	—	—	—	(407)	—
Equity in (income) loss of unconsolidated joint ventures	870	2,040	(589)	(68)	(23)
FFO adjustment related to joint ventures	2,324	(852)	1,718	(229)	(413)
Preferred dividends declared	(4,751)	(1,109)	—	—	—

Funds from operations after preferred dividends	21,141	29,393	(2,833)	38,403	48,189

Less: Funds from operations related to minority interest	2,866	4,002	(198)	2,691	3,390

Funds from operations attributable to common shareholders	$18,275	$25,391	$(2,635)	$35,712	$44,799

(b)	We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT.

We have made revisions to our calculation of EBITDA as a result of new Securities and Exchange Commission guidance regarding the reporting of non-GAAP financial information. Historically, we reversed the impact of impairment on real estate and costs associated with the termination of leases. Effective in 2003 and forward, this adjustment will no longer be made and any prior period amounts disclosed will have been recalculated using our new method.

The following is a reconciliation between operating income (loss) and EBITDA (in thousands):

	2003	2002	2001	2000	1999

Operating income (loss)	$11,428	$21,107	$(8,562)	$33,899	$36,371
Other income	392	966	869	624	492
Interest income	226	357	409	531	365
Real estate related depreciation and amortization	31,090	28,318	26,714	27,813	26,690
EBITDA attributable to discontinued operations	(1,232)	2,799	5,242	5,707	6,092
Company’s share of EBITDA of unconsolidated joint ventures	2,667	724	2,784	1,428	317
EBITDA applicable to joint venture minority interest	1,058	(172)	285	(765)	(542)

EBITDA	$45,629	$54,099	$27,741	$69,237	$69,785

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

Overview

      Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 23, 2004, Boykin has an 85.3% ownership interest in, is the sole general partner of and does all its business through the Partnership.

      Since our initial public offering, we have expanded our portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

      At the end of 2003, we owned interests in 29 hotels containing a total of 8,430 guestrooms located in 18 different states. During March 2004, our Doubletree Portland Downtown property was acquired by the City of Portland through its powers of eminent domain. Therefore, as of March 23, 2004, we own interests in 28 hotels containing 8,280 guestrooms.

Critical Accounting Policies

      The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results include the following:

•	Investment in Hotel Properties — Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from ten to 35 years for buildings and improvements and three to 20 years for furniture and equipment.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

In 2003, we recorded a charge of $2.8 million for impairment of real estate on one hotel, our Holiday Inn Minneapolis West, as a result of a change in management’s intended holding period of the property. Pursuant to the terms of the joint venture which owns the property, over 40% of this charge was allocable to the joint venture’s minority interest partner. There were no charges recorded for impairment of real estate in 2002. In 2001 we recorded charges of $24.0 million for impairment of real estate on the carrying value of several hotels due to their book value exceeding their fair value. Approximately $6.1 million of these charges related to four properties which we sold during 2003. As of December 31, 2003, we did not believe that there were any factors or circumstances indicating impairment of any other of our investments in hotel properties.

        We estimate the fair market values of our properties through a combination of comparable property sales, replacement cost and cash flow analysis taking into account each property’s expected cash flow generated from operations, holding period and ultimate proceeds from disposition. In projecting the expected cash flows from operations of the asset, we base our estimates on future projected earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and deduct expected capital expenditure requirements. We then apply growth assumptions to project these amounts over the expected holding period of the asset. Our growth assumptions are based on estimated changes in room rates and expenses and the demand for lodging at our properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are judgmentally determined based on a combination of anticipated cash flow in the year of disposition, terminal capitalization rate, ratio of selling price to gross hotel revenues and selling price per room.

        If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks set forth under Items 1(c) and 7 of this Form 10-K.

•	Revenue recognition

        Hotel revenues — Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

        Lease revenue — Through December 31, 2001, our principal source of revenue was lease payments from lessees pursuant to percentage lease agreements. Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels.

        Percentage of completion — In 2003, we began recognizing revenue related to the White Sand Villas project under the percentage of completion method. Condominium project revenues and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors.

        Sales of condominium units — During 2001, we completed a renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated units were sold as Sanibel View Villas Condominiums; the revenue related to the sales was recorded upon closing of the sale. As of December 31, 2003, we had closed on the sale of all 59 of the available units within the tower and all of the unit owners have contracted with us to allow their unused room nights to be rented out as hotel rooms. The related gross rental income generated by these units is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of their contracts, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. The remitted amounts are recorded as expenses within the property taxes, insurance and other line of the consolidated financial statements.

•	Income Tax Valuation Allowance. Upon the effective date of the establishment of Boykin’s taxable REIT subsidiaries (“TRSs”), the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2003, Boykin’s TRSs have a deferred tax asset of approximately $5.7 million, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of the TRSs and their subsidiaries. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset thus no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

      Our significant accounting policies are more fully described in Note 2 to Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K.

Results of Operations

      We are reporting the hotel operating revenues and expenses with respect to the hotels included within the TRS transactions discussed above beginning with their respective effective dates, whereas prior to those dates, we reported percentage lease revenue. As a result, the results of operations for 2003 and 2002 are not directly comparable to the actual results for the same periods in 2001.

      During 2003 we sold five hotels and the operating results of those properties are reflected in the financial statements as discontinued operations for all periods presented. Additionally, in August 2003, we acquired the Radisson Suite Beach Resort on Marco Island, Florida; therefore, the results of operations from the acquisition date forward are included within the consolidated financial statements.

     Results of Operations Year Ended December 31, 2003 Compared to 2002

Total revenues from continuing operations increased to $269.2 million in 2003 from $245.5 million in 2002.

•	Hotel revenues decreased $1.7 million from $232.1 million in 2002 to $230.3 million in 2003 as a result of the following:

•	Increase of $9.9 million as a result of the hotel revenue of Marriott’s Hunt Valley Inn being included in the financial statements for the full year 2003 versus the four months in 2002 subsequent to its TRS transaction;

•	Increase of $2.7 million related to the inclusion of the hotel revenue of the Marco Island property subsequent to its acquisition in August 2003; offset by

•	An approximate 6.0% decrease in revenue per available room (“RevPAR”) from 2002 for the 24 consolidated hotels which were operated under the TRS structure for both full years of 2003 and 2002. Comprising the decline in RevPAR was a drop in occupancy levels of 2.3 points combined with a decrease in the average daily rate of approximately 2.4%, primarily as a result of the weak economy.

•	Lease revenues of $2.0 million in 2003 represent a $2.7 million decrease from 2002 as a result of the loss of $2.8 million of lease revenue in 2002 related to the conversion of Marriott’s Hunt Valley Inn to the TRS structure offset by a $0.1 million increase in lease revenue related to the Hampton Inn San Diego Airport/ Sea World, which continued to operate under a traditional lease structure.

•	Revenues from condominium development and unit sales increased to $36.9 million in 2003 versus $8.7 million in 2002 as we started recognizing revenue under the percentage of completion method in 2003 related to the White Sand Villas project as certain thresholds regarding number of pre-sales and progress on construction were met. Total revenue recognized in 2003 totaled $32.1 million. Additionally, 2003 revenues include $4.8 million related to the sales of the remaining 19 Sanibel View Villas units whereas in 2002 there were revenues of approximately $8.7 million related to the sales of 40 Sanibel View Villas units.

Hotel operating expenses

•	In 2003, we incurred total hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, of $175.7 million. This is related to the costs associated with operating the 25 hotels under the TRS structure for the full year 2003 as well as the expenses related to the Marco Island property subsequent to acquisition. The gross operating profit of these hotels for the periods owned and operated under a TRS totaled 23.7% for 2003 versus 27.6% in 2002. The main drivers for the loss of gross profit margins include increases in payroll and related employee costs and benefits, insurance, food and energy.

Property Taxes, Insurance and Other

•	Total expenses related to property taxes, insurance and other of $15.8 million recorded for 2003 increased $0.9 million over 2002. The addition of Marco Island accounted for $0.3 million of this increase. Additionally, the portfolio experienced an increase in insurance costs.

Corporate general and administrative

•	Total expenses recorded for 2003 were $7.8 million compared with 2002 expenses of $6.7 million as a result of increased legal and professional fees, costs related to the exchange of collateral for the $130.0 million loan and increased directors and officers insurance costs.

Cost of condominium development and unit sales

•	Total expenses recorded for 2003 were $24.6 million compared with $6.5 million in 2002.

•	Due to progress made on the White Sand Villas, amounts expensed under the percentage of completion method of accounting totaled $21.3 million.

•	2003 costs include $3.3 million related to the sale of 19 Sanibel View Villas units where in 2002 costs totaled $6.5 million. The decline in cost per unit was due to depreciation taken on the units prior to sale.

Real estate related depreciation and amortization

•	Depreciation and amortization in 2003 of $31.1 million included $3.4 million of accelerated depreciation related to pending demolition and removal of two existing buildings at the Pink Shell to make way for the new Captiva Villas.

•	Depreciation and amortization in 2002 of $28.3 million included $1.7 million of accelerated depreciation related to the demolition and removal of the cottages at the Pink Shell to make way for the new White Sand Villas building.

•	Disregarding these events, the depreciation and amortization for 2003 increased approximately $1.1 million as a result of recent capital expenditures and the acquisition of the Marco Island property in August 2003.

Impairment of real estate

•	In 2003, management identified changes in circumstances, namely the intended holding period of the property, which indicated that the carrying value of one of our properties, the Holiday Inn Minneapolis West, was impaired and accordingly we recorded an impairment charge of $2.8 million.

Interest expense

•	Interest expense decreased approximately $3.2 million in 2003 from 2002 as a result of:

•	A significant decrease in the weighted average outstanding balance on our applicable secured credit facilities;

•	Approximately $42.0 million on the previously existing $45.0 million term note was outstanding for just over 9 months during 2003 versus being outstanding at $45.0 million for the first nine months of 2002 and $42.0 million for the remaining months of 2002;

•	An average interest rate decline on the outstanding balance of our $108.0 million term loan of approximately 60 basis points; and

•	A declining outstanding principal balance on our $130.0 million term loan as a result of the loan’s amortization schedule.

Minority interest in (earnings) loss of joint ventures

•	In 2003, we allocated $1.1 million of losses to minority interest holders compared with a $0.1 million allocation of income in the prior year as a result of a portion of the 2003 impairment charge, approximately $1.2 million, related to the Holiday Inn Minneapolis West being allocated to the joint venture partner.

Equity in income (loss) of unconsolidated joint ventures

•	Our share of loss related to our unconsolidated joint ventures totaled $0.9 million in 2003 versus $2.0 million in 2002 as both of the hotels we owned and accounted for as unconsolidated joint ventures were in their ramp up periods after major guestroom renovations. The primary driver behind this change relates to our share of the joint venture which owns Hotel 71. The hotel experienced a significant number of room nights out of service related to its renovation in 2002; subsequent to completion, these rooms were back in service and due to the upgrade of the hotel, the property experienced higher average daily room rates. Similarly, the total operating costs of the property increased as a result of the increased number of rooms occupied in 2003 compared with 2002. The depreciation related to Hotel 71 in 2003 increased significantly over 2002 levels due to the costs related to the renovation, which were in excess of $20.0 million, began depreciating in late 2002 in conjunction with the completion of the renovation.

Discontinued operations

•	Please refer to Note 4 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a summary of discontinued operations. Discontinued operations reflect the operations of the properties we sold during 2003 prior to their sale. Also included in 2003 discontinued operations is the net gain on sale of the five properties of $0.7 million.

Distribution to preferred shareholders

•	Approximately $4.8 million of dividends related to the outstanding preferred depositary shares were declared in 2003; those dividends reduced net income attributable to common shareholders. The preferred shares were issued during the fourth quarter of 2002 and there was approximately one quarter of this amount declared for 2002.

      Based upon the above, 2003 had a net loss attributable to common shareholders of $8.2 million compared to the $1.5 million loss for 2002.

      Our FFO for 2003 was $18.3 million compared to $25.4 million in 2002. For a detailed definition of FFO, a reconciliation of net loss to FFO and a discussion of why we believe FFO is a useful measure of a REIT’s financial performance, please see Item 6 “Selected Financial Data.”

     Results of Operations Year Ended December 31, 2002 Compared to 2001

Total revenues from continuing operations increased to $245.5 million in 2002 from $72.8 million in 2001.

•	Hotel revenues of $232.1 million in 2002 represented a significant increase from $6.7 million in 2001 as 2002 reflected the results of operations of 24 hotels, including the Radisson Hotel Mount Laurel (see discussion below), which under the terms of the REIT Modernization Act were leased to a TRS commencing January 1, 2002. As such, the results of operations from 23 of those properties were included in the consolidated financial statements commencing January 1, 2002. In 2001, the Company received lease revenue from those hotels. An additional TRS transaction occurred September 1, 2002, related to the Marriott’s Hunt Valley Inn. As such, hotel revenues in 2002 include four months of hotel revenues generated at that property. Hotel revenues of $6.7 million in 2001 related to the results of operations of our Radisson Hotel Mount Laurel that we operated during the year as allowed under the REIT tax regulations related to foreclosure properties.

•	Lease revenues of $4.7 million in 2002 represented a significant decrease from $66.1 million in 2001 as 2002 amounts related to the first eight months of the year where Marriott’s Hunt Valley Inn was not under the TRS structure and therefore generating lease revenue ($2.8 million) as well as a full year of lease revenue related to the Hampton Inn San Diego Airport/ Sea World ($1.9 million) which as of December 31, 2003 is still owned by Boykin and is consolidated within the financial statements yet is not operated under the TRS structure. Lease revenues of $66.1 million in 2001 related to the amounts due subject to the terms of the percentage lease agreements for the 23 hotels, excluding Radisson Hotel Mount Laurel, which were subsequently leased to TRSs of Boykin for a full or partial year during 2002, the lease revenue generated by the Daytona Radisson hotel prior to its sale in January 2001, and the lease revenues generated by the Hampton Inn San Diego Airport/ Sea World ($2.1 million).

•	In 2002 there were revenues from condominium development and unit sales of approximately $8.7 million related to the sales of 40 Sanibel View Villas units at our Pink Shell Beach Resort throughout the year. No sales had occurred prior to 2002.

Hotel operating expenses

•	In 2002, we incurred total hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, of $168.1 million. These expenses are related to the costs associated with operating the 24 hotels under the TRS structure for the full year 2002 as well as the four months of operating costs of Marriott’s Hunt Valley Inn subsequent to its TRS transaction on September 1, 2002.

•	In 2001, hotel operating expenses of $5.4 million related to the operating costs of the Radisson Hotel Mount Laurel.

Property Taxes, Insurance and Other

•	Total expenses related to property taxes, insurance and other of $14.9 million recorded for 2002 increased $4.7 million over 2001 primarily due to:

•	a $2.5 million increase related to the inclusion of general liability insurance for all properties now included in the consolidated financial statements as a result of the TRS transactions, and property taxes and property insurance related to those properties under a triple-net lease with the TRS;

•	a $2.0 million increase related to other operating expenses related to the hotels operations, primarily payments to condominium unit owners for their share of the revenue generated by their units at the Pink Shell; and

•	the remainder of the change was related to increases in property insurance rates and partially offsetting decreases in certain property taxes as a result of favorable real estate tax appeals.

Cost of condominium development and unit sales

•	The related costs of the 40 Sanibel View Villas units sold during 2002 totaled $6.5 million and are recorded as such within the financial statements.

Real estate related depreciation and amortization

•	Depreciation and amortization increased $1.6 million in 2002 over 2001 primarily as a result of a $1.7 million acceleration of depreciation expense recorded during 2002 related to the cottages at the Pink Shell which were to be removed to make way for the new White Sand Villas building.

Impairment of real estate

•	During 2001, management identified changes in circumstances which indicated that the carrying values of seven properties were impaired and as such, recorded non-cash charges related to them. No impairment charges occurred in 2002.

Costs associated with termination of leases

•	We incurred charges of $15.0 million, $11.4 million being non-cash, during 2001 relating to the acquisition and termination of the percentage leases and related transaction costs to implement the TRS structure. Approximately $13.0 million of the charges resulted from transactions with BMC.

Interest expense

•	Interest expense decreased approximately $1.5 million in 2002 from 2001 as a result of:

•	a significant decrease in the weighted average interest rate on our outstanding debt; and

•	proceeds from our preferred share offering in October 2002 being used to repay the outstanding balances drawn on our pre-existing secured credit facility as well as approximately $3.0 million on our previously existing $45.0 million term note.

Amortization of deferred financing costs

•	Amortization expense increased approximately $1.0 million in 2002 over 2001 primarily as a result of the additional financing costs incurred for the 2002 amendments of our previously existing secured credit facilities and $45.0 million term loan.

Equity in income (loss) of unconsolidated joint ventures

•	Our share of loss related to our unconsolidated joint ventures totaled $2.0 million in 2002 versus income of $0.6 million in 2001 as both of the hotels we owned and accounted for as an unconsolidated joint venture were undergoing significant renovations during 2002. Similar to the comparison of 2003 results to 2002, the largest contributor to this loss and change from 2001 was our share of the joint venture which owns Hotel 71. The hotel underwent a significant renovation during 2002 which resulted in lower occupancies and lower average daily rates for the property during 2002. As a result of the TRS transaction in July 2001 and going forward the operating results of the property were reflected in the financial statements of the joint venture as opposed to the joint venture receiving lease revenue.

Discontinued operations

•	Please refer to Note 4 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a summary of such operations.

Distribution to preferred shareholders

•	Approximately $1.1 million of dividends related to the outstanding preferred depositary shares were declared in 2002; those dividends reduced net income attributable to common shareholders. As the preferred shares were issued during 2002, there was no similar deduction for the year earlier period.

      Based upon the above, 2002 had a net loss attributable to common shareholders of $1.5 million compared to the $29.6 million loss for 2001.

      Our FFO for 2002 was $25.4 million compared to $(2.6) million in 2001. For a detailed definition of FFO, a reconciliation of net loss to FFO and a discussion of why we believe FFO is a useful measure of a REIT’s financial performance, please see Item 6 “Selected Financial Data.”

Liquidity and Capital Resources

      Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium sales. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may be seasonal and which may be adversely impacted by health and safety-related concerns;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Impact of the financial difficulties of the airline industry;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists that cause public concern about travel safety.

      The cash flow from condominium development is subject to risk factors common to real estate sales and development, including, but not limited to:

•	Competition from other condominium projects;

•	Construction delays;

•	Reliance on contractors and subcontractors;

•	Construction cost overruns; and

•	The ability of the condominium purchasers to secure financing.

      As of December 31, 2003, we had $14.0 million of unrestricted cash and cash equivalents and $15.4 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance, and deposits received on pre-sales of White Sand Villas condominium units. There were outstanding borrowings at year end totaling $213.7 million against our two term notes payable. In March 2004, the balance of the $130.0 million term loan was reduced by approximately $16.9 million with proceeds from the disposition of the Doubletree Portland Downtown.

      As of December 31, 2003, we had $13.2 million outstanding against our $23.3 million construction loan related to White Sand Villas. Proceeds from the sales of the individual units will be applied to the outstanding balance. Based upon pre-sales, we are anticipating net proceeds after sales commissions to be in excess of $37.5 million, less repayment of the construction loan.

      We currently have a $78.0 million credit facility ($71.9 million outstanding as of December 31, 2003) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. Using proceeds from this new facility, we repaid the outstanding balances on our previously existing facility and a term note secured by three hotels. The various transactions resulted in removing encumbrances from two additional properties.

      For information relating to the terms of our credit facility, our term notes and our construction loan, please see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Annual Report on Form 10-K.

      Our $130.0 million and $108.0 million term notes payable and the construction loan are property-specific mortgages and have only financial reporting covenants. The credit facility contains covenants regarding overall leverage and debt service coverage. As of December 31, 2003, we are in compliance with such covenants.

      In October 2002, we completed an underwritten public offering of 1,800,000 depositary shares, each share representing 1/10 of a share of our 10  1/2% Class A Cumulative Preferred Shares, Series 2002-A (Liquidation Preference $25 per depositary share). An additional 10,000 depositary shares were issued to cover over-allotments. Net proceeds after underwriting discounts and commissions were used to repay the entire outstanding balance on our then existing credit facility and reduce the outstanding balance on the previously existing $45.0 million term loan to just under $42.0 million. Annual dividends of $2.625 per depositary share are payable quarterly upon the authorization of the Board of Directors. The shares are listed on the New York Stock

Exchange. We own a corresponding Series A Preferred equity interest in the Partnership that entitles us to income and distributions in amounts equal to the dividends payable on the Company’s Series A Preferred shares.

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

      Due to our desire to maintain liquidity in the challenging hotel environment following September 2001, our Board of Directors suspended the regular quarterly dividend in the fourth quarter of 2001. In August 2002, the Board of Directors reinstated a regular quarterly dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter. Dividends were also declared and paid for the fourth quarter 2002 and first quarter 2003 at the same level to ensure that we distributed enough to maintain our REIT status. While we are committed to a philosophy of regular quarterly dividends, the current economic and geopolitical environment make it advisable to retain cash in order to enhance our liquidity going forward. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders and only if the outstanding balance has been reduced to $60.0 million. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status.

      Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares. The resumption of a common dividend will depend upon the improving performance of our hotels and other factors that our Board of Directors considers relevant.

      In 2004, we expect to spend approximately $17.0 million related to capital expenditures at our consolidated hotels, excluding the Pink Shell Beach Resort projects discussed below. This amount includes planned refurbishments and replacements at selected existing hotels as well as revenue generating projects, such as the development of ancillary conference centers within certain properties. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund our 2004 renovations.

      With regard to the planned Captiva Villas project, similar to Sanibel View Villas and White Sand Villas, the units in the tower will be sold as condominiums, with the prospect that the owners would put their unused room nights back to the resort by contract, which will provide us with continuing income. The Captiva Villas tower is scheduled for completion during 2005. We are currently talking to various lenders regarding our financing options for the construction of Captiva Villas.

      We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and any minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash flows provided by operating activities, using availability under the credit facility, proceeds from sales of condominium units, proceeds from dispositions of non-core assets and proceeds from potential additional financings. We also consider capital improvements and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.

      We expect to meet long-term (defined as greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, development projects and other nonrecurring capital improvements utilizing cash flow from operations, proceeds from dispositions of non-core assets, additional debt financings and preferred or common equity offerings. We expect to acquire or develop additional hotel properties only as suitable opportunities arise, and we will not undertake acquisition or development of properties unless stringent criteria have been met.

Off Balance Sheet Arrangements

      We believe that neither Boykin nor its unconsolidated entities have entered into any off balance sheet arrangements which would have a current or future impact on our financial condition, changes in financial condition, results of operations, liquidity or capital resources in ways which would be considered material to our investors.

Tabular Disclosure of Contractual Obligations

      The following is a summary of Boykin’s obligations and commitments as of December 31, 2003, excluding unconsolidated joint ventures (in thousands):

		Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$226,944	$93,527	$18,612	$6,194	$108,611
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$27,636	$1,149	$1,986	$1,411	$23,090
Purchase Obligations	$10,505	$9,080	$561	$236	$628
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$7,141	$123	$306	$399	$6,313

Total	$272,226	$103,879	$21,465	$8,240	$138,642

      In addition to the amounts disclosed above, Boykin and its subsidiaries are subject to various franchise, management, lease and other agreements with parties that have ongoing fees that are contingent upon future results of operations of the hotels in its portfolio as well as a potential for termination fees dependent upon the timing and method of termination of such agreements. Additionally, Boykin has outstanding cumulative preferred shares which accrue dividends at an annual amount of approximately $4.8 million, but are subject to payment only upon declaration by the Board of Directors.

      Included in long-term liabilities above is approximately $6.1 million of liabilities relating to Boykin Kansas City, LLC. These liabilities were assumed in connection with the acquisition of the Doubletree Kansas City in November of 1997. At December 31, 2003, we recorded these liabilities and a corresponding increase in the cost basis of land and buildings and improvements. The adjustment had no effect on net income or cash flows.

Inflation

      Operators of hotels in general can change room rates quickly, but competitive pressures may limit operators’ ability to raise rates to keep pace with inflation.

      Our general and administrative costs as well as real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

Seasonality

      Our hotels’ operations historically have been seasonal. The five hotels located in Florida experience their highest occupancy in the first quarter, while the remaining hotels maintain high occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly operating results and cash flow received from hotel operations.

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

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of Statement 144 were effective beginning in the fiscal year ended December 31, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 also requires that one accounting model be used for long-lived assets to be disposed of by sale. As we disposed of hotel properties via sale in 2003, the properties’ results of operations are retroactively disclosed separately as discontinued operations in our financial statements. Properties that were disposed of prior to the effective date of Statement 144 have not been separately disclosed as discontinued operations in historical financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion 30”)) not be treated as extraordinary items. The provisions of this statement were effective on January 1, 2003. Any gains or losses on extinguishments of debt formerly classified as extraordinary and not meeting the criteria for extraordinary classification as defined in APB Opinion 30 were reclassified. Adoption of this statement did not have a material effect on our financial position or results of operations for the periods presented.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of December 31, 2003.

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

      As of December 31, 2003, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and net loss per share would have been changed to the pro forma amounts indicated below.

	Year Ended

	December 31, 2003	December 31, 2002

	Pro Forma	Pro Forma

Net loss attributable to common shareholders	$(8,177)	$(1,480)
Stock-based employee compensation expense	(126)	(151)

Proforma net loss attributable to common shareholders	(8,303)	(1,631)
Proforma net loss attributable to common shareholders per share:
Basic	$(0.48)	$(0.09)
Diluted	$(0.48)	$(0.09)

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the fourth quarter of 2003. In December 2003, the FASB issued a revised Interpretation which modifies and clarifies various aspects of the original Interpretation. We do not believe that we have any unconsolidated variable interest entities as of December 31, 2003.

      On April 30, 2003 the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. This statement has not had and is not expected to have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued Statements No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. We have identified a consolidated joint venture which has minority interest amounts totaling $0.2 million at December 31, 2003 that appears to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of the joint venture arrangements. Accordingly, if and when the measurements and classification provision of these paragraphs are adopted, we may be required to reclassify the liquidation amounts of such minority interests to liabilities with the resulting income statement effect being classified as a cumulative effect of an accounting change and subsequent fluctuations in current liquidation amounts recorded through interest expense. We will evaluate the impact that this statement would have if and when these paragraphs are adopted.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include the $78.0 million secured credit facility, the $108.0 million secured term loan, the $23.3 million construction loan related to the White Sand Villas and our share of floating rate debt under our unconsolidated joint ventures of $24.7 million at year end.

      We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 41% of our outstanding debt at December 31, 2003 was fixed-rate in nature, compared with 76% at the end of 2002, as a result of the July 2003 expiration of the previously existing interest rate protection which historically fixed $83.0 million of the $108.0 million term loan at 7.3%. The weighted average interest rate of our variable rate debt and total debt as of December 31, 2003 was 4.1% and 5.2%, respectively. The weighted average interest rate of our variable rate debt and total debt as of December 31, 2002 was 4.5% and 6.4%, respectively.

      We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. As of December 31, 2003, we do not have any material market-sensitive financial instruments.

      We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.4 million, based upon the balances outstanding on our variable rate instruments at December 31, 2003.

      Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by $4.4 million as compared with the fair market value at December 31, 2003, which approximated the carrying value.

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

      The reports of Andersen on the Company’s financial statements for the two fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

      During the two fiscal years ended December 31, 2001 and their subsequent interim period through April 22, 2002, neither the Company nor anyone on behalf of the Company consulted with Deloitte regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or on any matter considered important by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(v)(iv) of Regulation S-K, or any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.     Controls and Procedures

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

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 20, 2004, and the information under the headings “Executive Officers” and “Corporate Governance” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 20, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12, other than the information required by Item 201(d) of Regulation S-K is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 20, 2004. The information required by Item 201(d) of Regulation S-K is set forth in section (d) of Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 20, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated by reference to the information under the heading “Principal Accountant Fees and Services” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 20, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) See page F-1 for an index to financial statements and required schedules. All other financial statement schedules within the provisions of Regulation S-X that are not listed in the index are either not required to be included under the related instructions or are not applicable or the appropriate information is included in the notes to the consolidated financial statements and therefore, have been omitted.

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(i)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan*
10.4	(b)	Directors’ Deferred Compensation Plan*
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin*
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10.12	(d)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999
10.13	(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.14	(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10.15	(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10.16	(f)	Key Employee Severance Plan*
10.17	(f)	Form of Severance Agreement*

Exhibits

10.18	(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10.19	(g)	Form of Hotel Management Agreement*
10.20	(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.21	(j)	Description of Employment Arrangement between the Company and Shereen P. Jones*
12		Statement re Computation of Ratios
16.1	(h)	Letter of Arthur Andersen LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Independent Auditors’ Consent
31.1		Certification pursuant to Rule 13a-14(a)
31.2		Certification pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on April 22, 2002.

(i)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

(j)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

      During the quarter ended December 31, 2003, Boykin filed the following reports on Form 8-K:

Date	Form	Items Reported On

November 7, 2003	8-K/A	Item 2 — Acquisition or Disposition of Assets
Item 7 — Financial Statements, Proforma Financial Information and Exhibits
Furnished required information regarding acquisition of Radisson Suite Beach Resort
November 10, 2003	8-K	Item 7 — Financial Statement and Exhibits
Item 12 — Results of Operations and Financial Condition
Furnished the Company’s third quarter 2003 earnings release

INDEPENDENT AUDITORS’ REPORT

      We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial statements. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 25, 2004

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(dollar amounts in thousands)

	2003	2002

ASSETS
Investment in hotel properties	$642,440	$588,432
Accumulated depreciation	(151,715)	(124,990)

Investment in hotel properties, net	490,725	463,442
Cash and cash equivalents	14,013	25,453
Restricted cash	15,365	13,514
Accounts receivable, net of allowance for doubtful accounts of $152 and $406 as of December 31, 2003 and 2002, respectively	40,867	8,757
Receivable from related party related to lease terminations	—	6
Rent receivable from lessees	254	154
Inventories	1,820	1,990
Deferred financing costs and other, net	3,106	2,919
Investment in unconsolidated joint ventures	16,158	17,156
Other assets	8,984	12,707
Assets related to discontinued operations, net	—	29,433

	$591,292	$575,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$71,945	$—
Term notes payable	226,944	257,952
Accounts payable and accrued expenses	45,847	36,098
Accounts payable to related party	991	678
Dividends/distributions payable	1,188	4,747
Due to lessees	164	281
Minority interest in joint ventures	1,177	2,419
Minority interest in operating partnership	11,495	14,202
Liabilities related to discontinued operations	—	18,863

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of December 31, 2003 and 2002 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,344,380 and 17,276,407 shares outstanding at December 31, 2003 and 2002, respectively	—	—
Additional paid-in capital	357,290	356,228
Distributions in excess of income	(124,321)	(112,970)
Other comprehensive loss	—	(1,773)
Unearned compensation — restricted shares	(1,428)	(1,194)

Total shareholders’ equity	231,541	240,291

	$591,292	$575,531

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(amounts in thousands, except for per share data)

	2003	2002	2001

Revenues:
Hotel revenues:
Rooms	$145,820	$148,043	$4,315
Food and beverage	71,665	71,114	2,051
Other	12,836	12,907	297

Total hotel revenues	230,321	232,064	6,663
Lease revenue from related party	—	—	54,371
Other lease revenue	1,958	4,730	11,747
Revenues from condominium development and unit sales	36,883	8,715	—

Total revenues	269,162	245,509	72,781

Expenses:
Hotel operating expenses:
Rooms	37,133	36,350	1,121
Food and beverage	50,268	49,476	1,422
Other direct	8,201	8,120	157
Indirect	73,960	67,399	2,511
Management fees to related party	4,746	3,973	200
Management fees — other	1,364	2,770	—

Total hotel operating expenses	175,672	168,088	5,411
Property taxes, insurance and other	15,758	14,853	10,137
Cost of condominium development and unit sales	24,645	6,474	—
Real estate related depreciation and amortization	31,090	28,318	26,714
Corporate general and administrative	7,769	6,669	6,183
Impairment of real estate	2,800	—	17,898
Costs associated with termination of leases	—	—	2,006
Related party costs associated with termination of leases	—	—	12,994

Total operating expenses	257,734	224,402	81,343

Operating income (loss)	11,428	21,107	(8,562)

Interest income	226	357	409
Other income	392	966	869
Interest expense	(16,089)	(19,296)	(20,805)
Amortization of deferred financing costs	(1,927)	(2,125)	(1,149)
Minority interest in (earnings) loss of joint ventures	1,102	(133)	193
Minority interest in loss of operating partnership	2,005	666	2,509
Equity in income (loss) of unconsolidated joint ventures	(870)	(2,040)	589

Loss before gain (loss) on sale/disposal of assets, discontinued operations and cumulative effect of change in accounting principle	(3,733)	(498)	(25,947)
Gain (loss) on sale/disposal of assets	1,504	(18)	240

Loss before discontinued operations and cumulative effect of change in accounting principle	(2,229)	(516)	(25,707)
Discontinued operations:
Operating income (loss) from discontinued operations, net of minority interest income (expense) of $328, $(26) and $297, for the years ended December 31, 2003, 2002 and 2001, respectively	(1,851)	145	(3,490)
Gain on sale of assets, net of minority interest expense of $116 for the year ended December 31, 2003	654	—	—

Loss before cumulative effect of change in accounting principle	(3,426)	(371)	(29,197)
Cumulative effect of change in accounting principle, net of minority interest of $32	—	—	(373)

Net loss	$(3,426)	$(371)	$(29,570)

Preferred dividends	(4,751)	(1,109)	—

Net loss attributable to common shareholders	$(8,177)	$(1,480)	$(29,570)

Net loss per share attributable to common shareholders before discontinued operations and cumulative effect of change in accounting principle
Basic	$(0.40)	$(0.09)	$(1.50)
Diluted	$(0.40)	$(0.09)	$(1.50)
Discontinued operations per share
Basic	$(0.07)	$0.01	$(0.20)
Diluted	$(0.07)	$0.01	$(0.20)
Net loss per share attributable to common shareholders before cumulative effect of change in accounting principle(a)
Basic	$(0.47)	$(0.09)	$(1.70)
Diluted	$(0.47)	$(0.09)	$(1.70)
Net loss per share attributable to common shareholders
Basic	$(0.47)	$(0.09)	$(1.72)
Diluted	$(0.47)	$(0.09)	$(1.72)
Weighted average number of common shares outstanding
Basic	17,336	17,248	17,176
Diluted	17,470	17,383	17,281

(a)	Per share amounts may not add due to rounding

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(dollar amounts in thousands)

			Additional	Distributions	Other
	Preferred	Common	Paid-In	In Excess of	Comprehensive	Unearned
	Shares	Shares	Capital	Income	Gain/(Loss)	Compensation	Total

Balance at January 1, 2001	—	17,146,938	$311,493	$(56,593)	$—	$(1,634)	$253,266
Issuance of common shares, net of offering expenses of $6	—	45,016	678	—	—	(449)	229
Dividends declared — $1.10 per common share	—	—	—	(19,030)	—	—	(19,030)
Amortization of unearned compensation	—	—	—	—	—	589	589
Net loss	—	—	—	(29,570)	—	—	(29,570)
Other comprehensive loss — net unrealized loss on interest rate swap	—	—	—	—	(2,838)	—	(2,838)

Total comprehensive loss	—	—	—	—	—	—	(32,408)

Balance at December 31, 2001	—	17,191,954	312,171	(105,193)	(2,838)	(1,494)	202,646
Issuance of common shares, net of offering expenses of $3	—	104,461	1,126	—	—	(692)	434
Issuance of preferred shares, net of offering expenses of $2,016	181,000	—	43,234	—	—	—	43,234
Common share purchases for treasury	—	(20,008)	(303)	—	—	—	(303)
Dividends declared
— $0.36 per common share	—	—	—	(6,297)	—	—	(6,297)
— $6.125 per Class A preferred share	—	—	—	(1,109)	—	—	(1,109)
Amortization of unearned compensation	—	—	—	—	—	992	992
Net loss	—	—	—	(371)	—	—	(371)
Other comprehensive income — net unrealized gain on interest rate swap	—	—	—	—	1,065	—	1,065

Total comprehensive income	—	—	—	—	—	—	694

Balance at December 31, 2002	181,000	17,276,407	356,228	(112,970)	(1,773)	(1,194)	240,291
Issuance of common shares, net of offering expenses of $4	—	77,528	1,143	—	—	(990)	153
Common share purchases for treasury	—	(9,555)	(81)	—	—	—	(81)
Dividends declared
— $0.18 per common share	—	—	—	(3,174)	—	—	(3,174)
— $26.25 per Class A preferred share	—	—	—	(4,751)	—	—	(4,751)
Amortization of unearned compensation	—	—	—	—	—	756	756
Net loss	—	—	—	(3,426)	—	—	(3,426)
Other comprehensive income — net unrealized gain on interest rate swap	—	—	—	—	1,773	—	1,773

Total comprehensive loss	—	—	—	—	—	—	(1,653)

Balance at December 31, 2003	181,000	17,344,380	$357,290	$(124,321)	$—	$(1,428)	$231,541

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(dollar amounts in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(3,426)	$(371)	$(29,570)
Adjustments to reconcile net loss to net cash flow provided by operating activities —
Cumulative effect of change in accounting principle	—	—	373
(Gain) loss on sale/disposal of assets	(2,274)	18	(240)
Non-cash charges associated with termination of leases	—	—	11,394
Impairment of real estate	2,800	—	24,000
Depreciation and amortization	33,822	32,356	29,679
Amortization of unearned compensation	756	992	589
Equity in (income) loss of unconsolidated joint ventures	870	2,040	(589)
Minority interests	(3,319)	(507)	(2,999)
Changes in assets and liabilities —
Accounts receivable and inventories	(31,083)	266	—
Restricted cash	(1,851)	(4,069)	(2,389)
Accounts payable and accrued expenses	1,902	1,321	2,868
Amounts due to/from lessees	(217)	3,092	1,415
Other	4,193	4,050	(488)

Net cash flow provided by operating activities	2,173	39,188	34,043

Cash flows from investing activities:
Cash assumed in connection with termination of leases	—	5,765	—
Investment in unconsolidated joint ventures	(481)	(4,408)	(5,510)
Distributions received from unconsolidated joint ventures	572	148	1,380
Improvements and additions to hotel properties, net	(54,210)	(13,490)	(23,042)
Net proceeds from sale of assets	30,336	—	12,374

Net cash flow used in investing activities	(23,783)	(11,985)	(14,798)

Cash flows from financing activities:
Payments of dividends and distributions	(11,485)	(3,638)	(27,234)
Net borrowings (repayments) against credit facilities	71,946	(39,000)	9,500
Term note borrowings	13,222	—	—
Repayment of term notes	(61,106)	(5,144)	(1,969)
Payment of deferred financing costs	(2,339)	(830)	—
Net proceeds from issuance of preferred shares	—	43,234	—
Net proceeds from issuance of common shares	153	434	229
Cash payment for common share purchases	(81)	(172)	—
Distributions to joint venture minority interest partners, net	(140)	(244)	(336)

Net cash flow provided by (used in) financing activities	10,170	(5,360)	(19,810)

Net change in cash and cash equivalents	$(11,440)	$21,843	$(565)
Cash and cash equivalents, beginning of year	25,453	3,610	4,175

Cash and cash equivalents, end of year	$14,013	$25,453	$3,610

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(dollar amounts in thousands except per share data)

1.	Background:

      Boykin Lodging Company, an Ohio Corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of December 31, 2003, Boykin owned interests in 29 hotels containing a total of 8,430 guestrooms located in 18 states, 26 of which were affiliated with nationally-recognized franchisors. Boykin’s largest franchise affiliation is with Doubletree®. As of December 31, 2003, Boykin owned 10 Doubletree hotels in eight states, which accounted for roughly 40% of the total rooms in Boykin’s portfolio. Other brands that Boykin is affiliated with include Hilton®, Marriott® and Radisson®.

      The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters.

Formation

      Boykin was formed and completed an initial public offering (the “IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of December 31, 2003, Boykin had an 85.2% ownership interest in and is the sole general partner of the Partnership.

      Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

      As of December 31, 2003, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 25 of the 29 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%) and his brother, John E. Boykin (46.2%).

Consolidated Joint Ventures

      As of December 31, 2003, Boykin owned three hotels through joint venture structures with hotel operators. The following table sets forth these joint ventures:

		Boykin	JV
	JV	Ownership	Ownership	Hotel Owned	Hotel	Date of Hotel
Name of Joint Venture	Partner	Percentage	Percentage	Under Joint Venture	Manager	Purchase

BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	BMC	July 1997
Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	Davidson	July 1997
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/ Sea World	Outrigger	November 1997

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In 2001, Interstate assigned a 20% ownership interest in Boykin Kansas City LLC, which owns the Doubletree Kansas City hotel, to Boykin. The elimination of Interstate’s minority interest in the hotel was accounted for as a $5,029 reduction in the value of the building as of the date of assignment. After the transfer, Boykin owned 100% of Boykin Kansas City LLC.

Unconsolidated Joint Ventures

      In 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin has a 25% ownership interest in the joint venture. In the same year, the Boykin/ AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, L.L.C., which purchased a hotel in downtown Chicago. In 2000, Boykin purchased the remaining 25% ownership interest in Boykin Chicago, L.L.C. from a private investor thereby increasing Boykin’s total ownership percentage in the hotel to 43.75%.

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

      Boykin’s carrying value of its investments in these joint ventures differs from its share of the partnership equity reported in the balance sheets of the unconsolidated joint ventures due to Boykin’s cost of its investment in excess of the historical net book values related to the direct investment in Boykin Chicago, L.L.C. Boykin’s additional basis is allocated to depreciable assets and is recognized on a straight line basis over 30 years.

      The following table sets forth the total assets, liabilities, revenues and net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003:

	Boykin/AEW		Boykin/Concord
	December 31,		December 31,

	2003	2002	2003	2002

Total assets	$68,601	$69,245	$22,272	$23,762

Accrued expenses	2,884	3,285	469	356
Outstanding debt	37,236	36,656	16,728	17,138

Total liabilities	40,120	39,941	17,197	17,494
Minority interest	7,081	7,283	—	—
Equity	21,400	22,021	5,075	6,268
Boykin’s share of equity and minority interest	12,627	12,992	2,537	3,134
Boykin’s additional basis in Boykin Chicago, L.L.C.	994	1,030	—	—

Investment in unconsolidated joint venture	$13,621	$14,022	$2,537	$3,134

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Boykin/AEW			Boykin/Concord
	December 31,			December 31,

	2003	2002	2001	2003	2002	2001

Revenues	$14,942	$10,049	$10,884	$6,709	$5,529	$1,505
Hotel operating expenses	(10,282)	(8,827)	(3,767)	(3,856)	(3,495)	(1,008)
Real estate related depreciation	(3,099)	(1,938)	(1,658)	(1,139)	(1,011)	(224)
Property taxes, insurance and other	(1,245)	(1,360)	(1,315)	(537)	(493)	(194)

Operating income (loss)	316	(2,076)	4,144	1,177	530	79
Interest and other income	14	26	194	13	2	8
Amortization	(282)	(334)	(361)	(88)	(87)	(35)
Interest expense	(1,716)	(1,648)	(2,296)	(792)	(799)	(299)
Other	(5)	(107)	(7)	(578)	(94)	(38)

Net income (loss) before minority interest	(1,673)	(4,139)	1,674	(268)	(448)	(285)
Boykin’s share of net income (loss)	(736)	(1,816)	731	(134)	(224)	(142)

Taxable REIT Subsidiary Transactions

      The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit REITs, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Boykin implemented this structure for certain properties previously leased to the hotel management companies effective January 1, 2002.

      In conjunction with the transaction, the Partnership acquired 16 subsidiaries of BMC for consideration comprised of limited partnership units (see Note 8) and the assumption of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries (see Note 14).

      The Partnership then contributed the acquired subsidiaries to Bellboy, Inc. (“Bellboy”), a wholly owned subsidiary of the Partnership, or terminated the existing lease agreement with the hotel managers and re-leased the properties to subsidiaries of Bellboy. Bellboy has elected to be treated as a TRS.

      Boykin recorded a charge to earnings of $15,000 for the year ended December 31, 2001 relating to the acquisition and termination of the percentage leases and the related transaction costs.

      Effective September 1, 2002, the joint venture with Davidson Hotel Company (“Davidson”) formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), to lease the Marriott’s Hunt Valley Inn. Davidson continues to manage the hotel under a new management agreement, which was also effective September 1, 2002.

      As Boykin Chicago, L.L.C. and the Boykin/ Concord joint venture each also have TRS entities which lease their properties, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively, as of December 31, 2003, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/ Sea World, were operated under the TRS structure.

      As a result of the TRS transactions discussed above, from the effective date of each transaction going forward, the consolidated financial statements of Boykin include the operating results of the consolidated hotels under the TRS structure. Previously, revenues recorded on the consolidated financial statements were derived primarily from lease payment obligations which were made out of the net operating income of the properties; now reported revenues reflect total operating revenues from the properties with the related operating expenses also being reported.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Hilton Modification Agreement

      Westboy, a subsidiary of Bellboy subsequent to the TRS transaction, historically leased from Boykin ten Doubletree branded hotels which were managed by a subsidiary of Hilton Hotels Corporation (“Hilton”) under a long-term management agreement. On April 30, 2003, Boykin entered into an agreement (the “Modification Agreement”) with Hilton to terminate the long-term management agreement. Six of the hotels, the Doubletree Sacramento, the Doubletree Omaha, the Doubletree Colorado Springs, the Doubletree Portland Lloyd Center, the Doubletree Boise, and the Doubletree Portland Downtown, continued to be Doubletree hotels under license agreements which became effective in May. On the effective date of the license agreements, Hilton ceased managing the properties and Boykin engaged BMC to manage the properties. In July, Hilton ceased management of the hotel in Bellevue, Washington, and Boykin entered into an agreement with BMC to begin managing the property. Simultaneously, the Doubletree franchise was removed from the property and was replaced by a franchise agreement with Ramada Franchise Systems, Inc. Boykin sold two of the hotels, the property located in Springfield, Oregon and the Doubletree Spokane Valley, in July and August, respectively. The Doubletree Yakima Valley, the only property which remained under Hilton management as of December 31, 2003, changed franchise affiliation and management in February 2004. Lastly, as part of the Modification Agreement, in 2003 Boykin converted the Berkeley Marina Radisson to a Doubletree Hotel under a 15-year license agreement.

      The terms of the Modification Agreement included a discounted payoff of $3,600 on a $6,000 deferred incentive management fee which had been expensed by Boykin but was not yet payable to Hilton, a $2,100 termination fee and other professional fees related to the transaction. The approximate gain of $150 recorded on the transaction is reflected in property taxes, insurance and other expenses.

2.	Summary of Significant Accounting Policies:

Basis of Presentation

      The separate financial statements of Boykin, the Partnership, Bellboy, Hunt Valley and the consolidated joint ventures discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated. Boykin believes that the results of operations contained within the consolidated financial statements reflect all costs of Boykin doing business.

Investment in Hotel Properties

      Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from ten to 35 years for buildings and improvements and three to 20 years for furniture and equipment.

      Investment in hotel properties as of December 31, 2003 and 2002 consisted of the following:

	2003	2002

Land	$65,099	$47,765
Buildings and improvements	492,937	470,007
Furniture and equipment	78,988	70,405
Construction in progress	5,416	255

	642,440	588,432
Less — Accumulated depreciation	(151,715)	(124,990)

	$490,725	$463,442

      Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

      In 2003, management identified changes in circumstances, namely the intended holding period of the property, which indicated that the carrying value of one of its properties, the Holiday Inn Minneapolis West, was impaired and accordingly recorded an impairment charge of $2,800. Boykin noted no such circumstances in 2002. In 2001, management identified changes in circumstances which indicated the carrying value of certain properties were impaired, and recorded charges of $24,000. A portion of these charges for 2001, approximately $6,102, related to four properties sold during 2003, namely the Hampton Inn Lake Norman, the Holiday Inn Lake Norman, a hotel in Springfield, Oregon and the Doubletree Spokane Valley (see Note 4). The remaining portion of impairment charge related to properties that Boykin continued to own as of December 31, 2003, but in 2001 were identified as being impaired as the local economic conditions and the impact that the events of September 11th, 2001 had on the hospitality and travel industries significantly reduced future expected cash flows from the operations and eventual disposition of the related properties. Properties that are still owned by Boykin as of December 31, 2003 which had impairment charges recorded in 2001 include French Lick Springs Resort and Spa, High Point Radisson, Kansas City Doubletree, Radisson Hotel Mount Laurel, Holiday Inn Crabtree, Ramada Inn Bellevue Center and the hotel in Yakima. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties at this time.

      Fair market values of hotel properties are estimated through a combination of comparable property sales, replacement cost and a discounted cash flow analysis taking into account each property’s expected cash flow generated from operations, holding period and ultimate proceeds from disposition. In projecting the expected cash flows from operations of the asset, the estimates are based on future projected earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and deduct expected capital expenditure requirements. Growth assumptions are applied to project these amounts over the expected holding period of the asset. The growth assumptions are based on estimated inflationary increases in room rates and expenses and the demand for lodging at the properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are judgmentally determined based on a combination of anticipated cash flow in the year of disposition, capitalization rate, ratio of selling price to gross hotel revenues and selling price per room.

      If actual conditions differ from the assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in the analysis.

      There were no properties held for sale as of December 31, 2003 and 2002, as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

Cash and Cash Equivalents

      Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restricted Cash

      Restricted cash consists of cash held in escrow reserves under the terms of the term notes payable discussed in Note 6 and deposits on the White Sand Villas condominium sales as discussed further below. The escrow reserves relate to the payment of capital expenditures, real estate taxes, interest and insurance as well as reserves relating to the financing of Boykin Chicago L.L.C.

Accounts Receivable

      Accounts receivable, consisting primarily of recognition of revenue related to projects accounted for under the percentage of completion method and hotel guest receivables, is stated at fair value. Bad debt expense for the hotels owned as of December 31, 2003 was $113 and $743 for 2003 and 2002, respectively.

Inventories

      Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Deferred Financing Costs and Other, net

      Included in deferred financing costs and other at December 31, 2003 and 2002 were the following:

	2003	2002

Financing costs	$5,290	$6,956
Franchise fees	471	459

	5,761	7,415
Accumulated amortization	(2,655)	(4,496)

	$3,106	$2,919

      Deferred financing costs are being amortized using the straight-line method over the terms of the related financing agreements, including extension options where it is the intent of Boykin to exercise such options. In 2003, additional financing costs amounted to $2,339 and write offs due to repayments or maturities of underlying agreements amounted to $4,005. Additionally, financing costs for 2002 have been restated to reflect removal of costs related to the debt collateralized by the properties sold during 2003 of $283. Accumulated amortization at December 31, 2003 and 2002 was $2,435 and $4,308, respectively.

      Deferred franchise fees are being amortized on a straight-line basis over the terms of the related franchise agreements. In 2003, additional franchise fees amounted to $35 with write offs of $23. Franchise fees for 2002 have been restated to reflect amounts related to properties sold during 2003 of $152. Accumulated amortization at December 31, 2003 and 2002 was $220 and $188, respectively.

Officers Life Insurance

      Boykin maintains two life insurance policies on its Chairman and Chief Executive Officer which contain split dollar arrangements. The policies are recorded at the lesser of their cash surrender value or the premiums paid. Amounts recorded for the two policies totaled $478 and $352 as of December 31, 2003 and 2002 and are reflected in the consolidated balance sheets as other assets. As of December 31, 2003, there were loans against the cash surrender value of the policies related to the 2003 premiums totaling $121 which are reflected in the consolidated balance sheets as accounts payable and accrued expenses.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred Compensation Plans

      Boykin has nonqualified deferred compensation programs which permit certain employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis. To assist in the funding of these programs, Boykin has purchased shares of mutual funds as directed by the participants, and placed them in rabbi trusts. The market value of the mutual fund shares included in other assets totaled $1,858 and $763 at December 31, 2003 and 2002, respectively.

Dividends

      Boykin pays dividends on common shares which are dependent upon the receipt of distributions from the Partnership. The declaration of a common dividend and at what rate is subject to the discretion of Boykin’s Board of Directors.

      Dividends on the preferred shares (Note 7) are cumulative from the date of issue at the rate of 10 1/2% of the liquidation preference per year and are payable quarterly in arrears based upon authorization of the Board of Directors. Dividends will accrue whether or not Boykin has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.

Revenue Recognition

Hotel revenues — Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Lease revenue — Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases once all terms have been satisfied and certain thresholds have been met. Boykin recognizes the revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” The adoption of SAB No. 101 impacts the interim reporting of revenues related to Boykin’s leases for properties not operated under the TRS structure, but has no impact on its interim cash flow or year-end results of operations.

Percentage of Completion — The revenue and expenses of condominium projects under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003, Boykin recognized revenue under percentage of completion accounting as the White Sand Villas project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors.

Condominium Units

     White Sand Villas

      During 2002, Boykin began construction of a new 92-unit tower at the Pink Shell Beach Resort. In order to prepare the site for construction of the tower, Boykin paid for the removal of cottages occupying the space. Depreciation of the cottages was accelerated through the period of disposal resulting in an additional $1,700

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

charge in 2002, recorded in accordance with the provisions of SFAS No. 144 as it relates to asset abandonment. The costs of removing the cottages and preparing the site for construction of the new building have been capitalized to the extent that total expected costs do not exceed the expected net realizable value for the project.

      Deposits totaling $7,864 and $4,943 at December 31, 2003 and 2002, respectively, received for the purchase of units in the White Sand Villas are included in accounts payable and accrued expenses on the balance sheet. A portion of the deposits was available for use as payment of construction costs. The portion that is not available is reflected in restricted cash.

      Boykin reported $32,173 in revenues and $21,629 in costs under the percentage of completion method of accounting for the year ended December 31, 2003.

      The amount of costs in excess of the revenue recognized on the White Sand Villas project is $518 and is reflected in other assets within the consolidated balance sheet. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $32,173 as of December 31, 2003.

     Sanibel View Villas

      During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated studio units were sold as Sanibel View Villas Condominiums. The revenue related to the sale of the units is recorded upon closing of the sale. Through December 31, 2002, 40 of these units were sold, generating revenues of $8,715 and costs of $6,474. The depreciated cost basis of the unsold units as of December 31, 2002 of $2,895 is reflected in the consolidated balance sheets as other assets.

      As of December 31, 2003, all of the 59 available units were sold. Revenues from condominium development and unit sales for 2003 include $4,710 of revenue related to the sale of 19 Sanibel View Villas condominium units. The revenue related to the sale of the units was recorded upon satisfaction of the following two criteria: (a) the profit is determinable and (b) the earnings process is virtually complete. These criteria are generally met at the closing of the sale. Costs of the Sanibel View unit sales totaled $3,016 during 2003.

      All of the Sanibel View unit owners have contracted with the resort to allow their unused room nights to be rented out as hotel rooms. The related gross rental income generated by these units and the unit owned by Boykin is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of the contract, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. For the years ended December 31, 2003 and 2002, $923 and $402 was remitted to third party unit owners and is included within property taxes, insurance and other in the consolidated financial statements.

     Captiva Villas

      During 2003, Boykin made the decision to move forward with the plans for the final phase of redevelopment of the Pink Shell Beach Resort; which includes the eventual demolition of two existing low-rise buildings and the construction of a new 43-unit building. Similar to the other projects at the resort, the units in the new building will be sold as condominiums with the prospect that the owners will put their unused room nights back to the resort by contract for use as hotel rooms. In conjunction with the pending demolition of the existing buildings, in accordance with the provisions of SFAS No. 144 as it relates to asset abandonment, depreciation on the existing buildings was accelerated, resulting in an additional $3,456 of depreciation in 2003. Through December 31, 2003, costs incurred in preparing for the construction totaled $554 and the original $900 basis in land which the new building will be constructed on are reflected in the consolidated balance sheets as other assets.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property Insurance Recoveries

      In 2003, Boykin disposed of certain assets due to environmental remediation activities. Insurance proceeds received in excess of the net book value of the disposed assets were $913 and are recorded within the gain (loss) on sale/disposal of assets within the consolidated financial statements.

Minority Interests

      Minority interest in the Partnership represents the limited partners’ proportionate share of the equity in the Partnership. Income is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

      Minority interest in joint ventures represents the joint venture partners’ proportionate share of the equity in the joint ventures. Income and losses are allocated to minority interest based on the joint venture partners’ percentage ownership throughout the period and flow of cash distributions, subject to minimum returns to the Partnership, as defined in the joint venture agreements.

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

      Upon the effective date of the establishment of Boykin’s TRSs, Bellboy and Hunt Valley, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2003, Boykin’s TRSs have a deferred tax asset of $5,735, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the net operating losses of the TRSs and their subsidiaries. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of December 31, 2003, the net operating loss carryforwards have remaining lives of 18 to 19 years.

      Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation, differences in timing of certain revenue recognition, and differences in the timing of when certain expenses are deductible for tax purposes. For federal income tax purposes, dividends to shareholders applicable to 2003, 2002 and 2001 operating results represented the following allocations of ordinary taxable income, return of capital, and 20% capital gain:

Common Shares

Year	Ordinary Income	Return of Capital	20% Capital Gain	Total

2003	—	100.0%	—	100.0%
2002	90.8%	—	9.2%	100.0%
2001	49.1%	50.9%	—	100.0%

Preferred Shares

Year	Ordinary Income	Return of Capital	20% Capital Gain	Total

2003	92.9%	7.1%	—	100.0%
2002	90.8%	—	9.2%	100.0%

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Earnings Per Share

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the years ended December 31, 2003, 2002 and 2001, the weighted average basic and diluted common shares outstanding were as follows:

	Year Ended December 31,

	2003	2002	2001

Basic	17,336,258	17,248,173	17,175,552
Effect of dilutive securities:
Common stock options	18,332	51,523	49,859
Restricted share grants	115,062	83,063	55,117

Diluted	17,469,652	17,382,759	17,280,528

      There are no adjustments to the reported amounts of income in computing diluted per share amounts.

Partnership Units/ Minority Interests

      A total of 2,718,256 limited partnership units (Note 7) were issued and outstanding at December 31, 2003 and 2002. The weighted average number of limited partnership units outstanding for each of the periods ended December 31, 2003 and 2002 was also 2,718,256.

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

      Cash, cash equivalents, restricted cash and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 5) and the construction loan (Note 6) bear interest at variable market rates, their carrying value approximates market value at December 31, 2003.

      At December 31, 2003, the fair value of the $130,000 term note payable (Note 6) approximates carrying value as the interest rate associated with the note approximates market rates currently offered for debt with similar risk factors, terms and maturities.

      At December 31, 2003, the fair value of the $91,125 remaining balance of the $108,000 term loan approximated $85,500 based upon the expected market rate spreads currently offered exceeding the interest rate spread on the loan.

      Effective January 1, 2001, Boykin adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. For financial reporting purposes, the change in market value of the effective portion of an instrument defined as a cash flow hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The adoption of SFAS No. 133 resulted in Boykin recording an unrealized loss of $373, net of minority interest of $32, related to its previously existing interest rate cap, which is reflected as a cumulative effect of a change in accounting principle in Boykin’s 2001 statement of operations. The initial cap matured in July 2003, at which time Boykin purchased interest rate protection on the remaining balance of the $108,000 term loan. Changes in the fair value of the interest rate cap are recorded through the statement of operations. The new interest rate cap is with a third party and had no value at December 31, 2003 based upon estimated market valuations.

      In March 2001, Boykin entered into an interest rate swap, which fixed the overall interest rate at 7.32% on $83,000 of Boykin’s $108,000 term note. The estimated fair market value of the swap as of December 31, 2002 is reflected as other comprehensive loss of $1,773 in shareholders’ equity, with a corresponding liability in the accompanying consolidated balance sheet. In connection with the execution of this swap contract, Boykin wrote an option contract (reverse cap contract) with a notional balance of $83,000 and a LIBOR based strike price of 7.90%, obligating Boykin as the floating rate counterparty. This contract was with a third party and had no value at December 31, 2002. Changes in the contract’s fair value are recorded through the statement of operations. The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument.

Comprehensive Income

      Comprehensive income is defined as changes in shareholders’ equity from non-owner sources, which for Boykin consist of the difference between the cost basis and fair market value of its interest rate swap. For the years ended December 31, 2003, 2002 and 2001, the difference between net income (loss) and comprehensive income (loss) was due to the change in the market value of the swap.

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of Statement 144 were effective for Boykin beginning in the fiscal year ended December 31, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 also requires that one accounting model be used for long-lived assets to be disposed of by sale. The Statement did not have a material effect on the financial condition or results of operations of Boykin for 2002; however, as Boykin disposed of hotel properties via sale in 2003, the properties’ results of operations are retroactively disclosed separately as discontinued operations in Boykin’s financial statements. Properties that were disposed of prior to the effective date of Statement 144 have not been separately disclosed as discontinued operations in historical financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion 30”)) not be treated as extraordinary items. The provisions of this statement were effective for Boykin on January 1, 2003. Any gains or losses on extinguishments of debt formerly classified as extraordinary and not meeting the criteria for extraordinary classification as defined in APB Opinion 30 were reclassified. Adoption of this statement did not have a material effect on the financial position or results of operations of Boykin for the periods presented.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin has adopted the disclosure requirements of Interpretation No. 45 for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of December 31, 2003.

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

      At December 31, 2003, Boykin has a Long-Term Incentive Plan, which is described more fully in Note 11. Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and loss per share would have been changed to the pro forma amounts indicated below.

	Year Ended

	December 31, 2003	December 31, 2002	December 31, 2001

	Pro Forma	Pro Forma	Pro Forma

Net loss attributable to common shareholders	$(8,177)	$(1,480)	$(29,570)
Stock-based employee compensation expense	(126)	(151)	(151)

Pro forma net loss attributable to common shareholders	(8,303)	(1,631)	(29,721)
Pro forma net loss attributable to common shareholders per share:
Basic	$(0.48)	$(0.09)	$(1.73)
Diluted	$(0.48)	$(0.09)	$(1.73)

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revised Interpretation which modifies and clarifies various aspects of the original Interpretation. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003 for those entities which may be defined as special purpose entities. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Boykin does not believe that it has any unconsolidated variable interest entities as of December 31, 2003.

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

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. Boykin did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Boykin has identified a consolidated joint venture which has minority interest amounts totaling $210 at December 31, 2003 that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of the joint venture arrangements. Accordingly, if and when the measurement and classification provisions of these paragraphs are adopted, Boykin may be required to reclassify the liquidation amounts of such minority interests to liabilities with the resulting income statement effect being classified as a cumulative effect of an accounting change and subsequent fluctuations in current liquidation amounts recorded through interest expense.

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

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

3.     Hotel Transactions:

      The following table summarizes Boykin’s hotel acquisitions and dispositions in 2003, 2002 and 2001:

		Acquisition/			Purchase/	Percentage owned by
Hotel	Location	Disposition Date	Number of Rooms		Sale Price	Partnership	Operator

Acquisitions:
Radisson Suite Beach Resort	Marco Island, FL	August 2003	233		$27,250	100%	BMC
Novotel Meadowlands*	Lyndhurst, NJ	July 2001	219	*	$17,500	50%	Concord

Dispositions:
Doubletree Spokane Valley	Spokane, WA	August 2003	237		$5,400	100%	Hilton
Springfield	Springfield, OR	July 2003	234		$6,500	100%	Hilton
Holiday Inn Lake Norman	Charlotte, NC	June 2003	119		$2,550	100%	BMC
Hampton Inn Lake Norman	Charlotte, NC	February 2003	117		$3,700	100%	BMC
Knoxville Hilton	Knoxville, TN	February 2003	317		$11,500	100%	BMC
Daytona Beach Radisson Resort	Daytona Beach, FL	January 2001	206		$12,500	100%	BMC

*	In February 2002, a renovation of this hotel was completed resulting in eight additional rooms at the property and the hotel was rebranded as a Courtyard by Marriott.

      The operating results of the Radisson Suite Beach Resort are included in the consolidated operating results of Boykin starting on the date of acquisition. The operating results of the Lyndhurst, New Jersey property are included in the consolidated operating results of Boykin as equity in income (loss) of unconsolidated joint ventures since the hotel was acquired through an unconsolidated joint venture.

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

      During 2003, Boykin sold the Knoxville Hilton, the Hampton Inn Lake Norman, the Holiday Inn Lake Norman, a hotel in Springfield, Oregon and the Doubletree Spokane Valley for aggregate proceeds of $29,650. The net proceeds of the Knoxville Hilton, Hampton Inn Lake Norman and Holiday Inn Lake Norman were applied to the $108,000 term loan in connection with a release of the assets as security for the loan. Net proceeds from the sale of the Springfield hotel and the Doubletree Spokane Valley were used to pay off outstanding amounts on Boykin’s previously existing credit facility as well as for general corporate purposes.

      The assets and liabilities of the five properties as of December 31, 2002 and the results of operations of the properties through the sale date and for years ended December 31, 2002 and 2001, have been reclassified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the sales.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The results of operations and the financial position related to the five properties sold were as follows:

	Year Ended December 31,

	2003	2002	2001

Lease revenue from related party	$—	$—	$5,872
Hotel revenues	6,827	20,895	—
Hotel operating expenses	(6,401)	(16,478)	—
Management fees to related party	(45)	(366)	—
Management fees — other	(157)	(289)	—
Property taxes, insurance and other	(1,446)	(1,047)	(785)
Other expenses	(10)	(45)	(47)
Other income	—	129	202
Interest expense	(141)	(715)	(1,111)
Real estate related depreciation and amortization	(627)	(1,856)	(1,760)
Impairment of real estate	—	—	(6,102)
Amortization of deferred financing costs	(179)	(57)	(56)

Income (loss) from discontinued operations	$(2,179)	$171	$(3,787)

December 31,
2002

Accounts receivable, net	$716
Inventories	135
Other assets	348
Deferred financing costs, net	228
Investment in hotel properties, net	28,006

Total assets	$29,433

Accounts payable and accrued expenses	$1,868
Accounts payable to related party	120
Term notes payable	16,875

Total liabilities	$18,863

5.	Credit Facility:

      In October 2003, Boykin entered into a new secured, revolving credit facility with a financial institution which enables Boykin to borrow up to $78,000, subject to borrowing base and loan-to-value limitations. At December 31, 2003, Boykin had borrowed $71,945 from the new secured credit facility and used the proceeds to repay the $27,500 outstanding under Boykin’s previous credit facility, $41,967 outstanding under the maturing $45,000 term loan (Note 6) and for other corporate purposes. The new facility has a term of three years and initially bears interest at a floating rate of LIBOR plus 3.75% (4.94% at December 31, 2003). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The new facility is secured by seven hotel properties with a carrying value of $90,518 at December 31, 2003.

      The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however,

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Boykin is entitled to distribute sufficient dividends to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 2003.

      As of December 31, 2002, Boykin had a secured credit facility which enabled it to borrow up to $65,000 subject to borrowing base and loan-to-value limitations that was secured by seven hotel properties. The net proceeds from the October 2002 preferred stock offering (Note 7) were used to repay the outstanding balance on the credit facility, therefore; at December 31, 2002, there were no amounts outstanding on the facility.

6.	Term Notes Payable:

      Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of December 31, 2003 and 2002 was $122,597 and $124,860, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan was secured by seven Doubletree hotels with a net carrying value of $209,123 at December 31, 2003 and ten Doubletree hotels with a net carrying value of $226,698 at December 31, 2002 and requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at December 31, 2003 and 2002.

      Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. In connection with the sale of the Knoxville Hilton, the Hampton Inn Lake Norman and the Holiday Inn Lake Norman in 2003, the loan balance was reduced to $91,125. The loan had an initial maturity date of July 2003. Boykin exercised the first of two available one-year extension options extending the maturity date to July 2004. As of December 31, 2003, the loan was secured by six hotel properties with a net carrying value of $61,273. The net carrying value of the nine properties that secured the loan at December 31, 2002 was $74,136. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.47% at December 31, 2003). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at December 31, 2003 and 2002.

      In March 2001, the Partnership entered into an interest rate swap which fixed the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note. The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument. BHC also had interest rate protection on the remaining $25,000 original principal to cap the overall loan interest rate at no more than 10.25%. The initial cap matured in July 2003, at which time Boykin purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% for a period of one year. The cap had no value at December 31, 2003.

      Boykin previously had an outstanding term loan which had an original balance of $45,000 and was secured by three hotel properties. Boykin used a portion of the net proceeds from the preferred stock offering in October 2002 (Note 7) to reduce the outstanding loan balance to $41,967 as of December 31, 2002. The loan bore interest at a rate that fluctuated at LIBOR plus 2.0% to LIBOR plus 4.0%. In October 2003, Boykin used a portion of the proceeds from the new credit facility to repay the entire outstanding balance of $41,967.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In January 2003, White Sand Villas Development LLC, a wholly-owned subsidiary of Bellboy, closed on a $23,300 construction loan with a bank. The loan is due in 2005, bears interest at a rate that fluctuates at LIBOR plus 2.50% (3.67% at December 31, 2003) and requires principal payments based upon the closing of condominium sales. At December 31, 2003, $13,222 was outstanding on the loan.

      As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of December 31, 2003, there were no letters of credit outstanding. As of December 31, 2002, letters of credit outstanding totaled $2,116. As of December 31, 2003, Boykin has not entered into any significant other off-balance sheet financing arrangements.

      Maturities of long-term debt at December 31, 2003 were as follows:

2004	$93,527
2005	15,824
2006	2,788
2007	2,990
2008	3,204
2009 and thereafter	108,611

$226,944

7.	Description of Capital Shares:

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

     Preferred Shares

      The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. As a result of the preferred offering in October 2002 as discussed below, there were 181,000 preferred shares issued and outstanding at December 31, 2003 and 2002.

      In October 2002, Boykin completed an underwritten public offering of 1,800,000 preferred depositary shares. Each depositary share represents a 1/10 interest in one share of Boykin’s 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A, and has a liquidation preference of $25 per share. Dividends on the depositary shares are payable quarterly, upon authorization by the Board of Directors, beginning on January 15, 2003 at an annual rate of $2.625 per depositary share and are senior to the common shares. The shares are listed and traded on the New York Stock Exchange. The shares do not have a stated maturity and are not subject to any sinking fund or mandatory redemption provisions. Net proceeds from the offering were used to repay the outstanding balance on the $65,000 credit facility (Note 5) and pay down $3,033 on the $45,000 term note (Note 6). An additional 10,000 depositary shares were later issued to cover over-allotments.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8.	Limited Partnership Interests:

      Pursuant to the Partnership Agreement, the minority interest limited partners of the Partnership have exchange rights which enable them to cause the Partnership to pay cash for their interests in the Partnership or, at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. The number of common shares issuable to the limited partners upon exercise of the exchange rights as of December 31, 2001 was 1,291,114. Effective January 1, 2002, in conjunction with the TRS transactions discussed in Note 1, an additional 1,427,142 limited partnership units were issued as consideration for the acquisition of leasehold interests in the hotels. As such, as of December 31, 2003 and 2002, there were 2,718,256 minority interest limited partnership units outstanding. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin.

      Boykin owns a corresponding Series A Preferred equity interest in the Partnership that entitles it to income and distributions in amounts equal to the dividends payable on the Series A Preferred shares discussed in Note 7.

9.	Joint Venture with AEW:

      In February 1999, Boykin formed a joint venture with AEW. Pursuant to the joint venture agreement, AEW has contributed $21,834 of equity capital into the joint venture. Boykin has contributed $7,278, has served as the operating partner of the joint venture for which it receives compensation from the joint venture, and has the right to receive incentive returns based on the performance of acquired assets. Because of the non-controlling nature of its ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.

      AEW has the option to acquire convertible preferred shares in exchange for its capital invested in the joint venture. If issued, the preferred shares would be convertible into common shares at $16.48 per common share and would have a minimum cumulative annual dividend equivalent to $1.88 per common share. As of December 31, 2003, AEW had the option to acquire preferred shares convertible into 1,324,849 common shares.

      In August 1999, the Boykin/ AEW venture partnered with a private investor, forming Boykin Chicago, L.L.C., in which Boykin/ AEW has a 75% interest. Boykin Chicago, L.L.C. purchased Hotel 71, located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. In September 2000, Boykin purchased the 25% interest in Boykin Chicago, L.L.C. from the private investor for $6,270, thereby increasing Boykin’s total ownership interest in the hotel from 18.75% to 43.75%. A subsidiary of BMC leased the property pursuant to a long-term percentage lease agreement, which was terminated on June 30, 2001. Subsequently, a TRS of Boykin Chicago, L.L.C. entered into a management agreement with the subsidiary of BMC to manage the property.

10.	Percentage Lease Agreements:

      Rent due under percentage leases is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Percentage rent applicable to food and beverage revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Percentage lease revenues related to hotels still owned as of December 31, 2003 were $1,958, $4,730 and $66,118 respectively, for the years ended December 31, 2003, 2002 and 2001, of which approximately $611, $1,082 and $11,016, respectively, was in excess of minimum rent. Effective January 1, 2002, the majority of Boykin’s hotels were leased to consolidated subsidiaries under the TRS structure (Note 1).

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The one percentage lease remaining for the property not operated under the TRS structure (Note 1) has a noncancelable remaining term of four years, subject to earlier termination on the occurrence of certain contingencies, as defined. Future minimum rentals (excluding future CPI increases) to be received by Boykin from this lease for each of the years in the period 2004 to 2007 are as follows:

2004	$1,373
2005	1,373
2006	1,373
2007	1,170

$5,289

11.	Share Compensation Plans:

      Boykin has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. Boykin has reserved 1,700,000 common shares for issuance under the LTIP.

     Share Option Plan

      The following summarizes information related to share option activity in 2003, 2002 and 2001:

		Weighted Average Per
	Number of Options	Share Exercise Price

Outstanding at January 1, 2001	419,139	$15.05
Options granted (officers and employees)	145,000	$7.62
Options granted (non-employee directors)	30,000	$7.295
Options exercised/forfeited/expired	—	—

Outstanding at December 31, 2001	594,139	$12.84
Options granted (officers and employees)	353,000	$8.30
Options exercised/forfeited/expired	(108,000)	$10.48

Outstanding at December 31, 2002	839,139	$11.24
Options granted	—	—
Options exercised/forfeited/expired	—	—

Outstanding at December 31, 2003	839,139	$11.24

			Exercisable Options

				Weighted
		Weighted Average Fair		Average Per
	Options	Value of Options		Share Exercise
Year	Granted	Granted	Options Outstanding	Price

2003	—	—	518,539	$12.87
2002	353,000	$1.05	422,405	$13.72
2001	175,000	$0.66	361,073	$14.75

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As of December 31, 2003, information related to outstanding options was as follows:

	Total Options			Exercisable Options

		Weighted Average	Weighted Average		Weighted Average
	Options	Per Share Exercise	Remaining	Options	Per Share Exercise
Range of Exercise Prices	Outstanding	Price	Contractual Life	Outstanding	Price

$ 7.295 – $ 8.40	479,000	$8.00	8.0 years	198,000	$7.61
$10.938 – $13.75	235,139	$12.36	5.5 years	195,539	$12.65
$20.00 – $25.626	125,000	$21.52	3.1 years	125,000	$21.52

	839,139	$11.24	6.6 years	518,539	$12.87

      Options vest over various periods ranging from one to nine years from the date of grant. In addition, certain outstanding options are also subject to vesting based upon financial performance targets. The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of Boykin’s common shares on the grant date.

      The fair value of employee share options used to compute the pro forma amounts of net income (loss) and basic earnings per share presented in Note 2 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Issued In:

	2003	2002	2001

Dividend yield	—	10.00%	12.29%
Expected volatility	—	34.30%	35.94%
Risk-free interest rate	—	4.40%	5.40%
Expected holding period	—	5.0 years	8.0 years

     Restricted Share Grant Plan

      The following table summarizes Boykin’s restricted share grant activity related to its officers, eligible employees and non-employee directors.

	2003	2002

Restricted shares outstanding — beginning of year	219,352	200,736
New share grants	132,000	99,170
Shares cancelled	(3,481)	(11,315)
Shares vested	(59,131)	(69,239)

Restricted shares outstanding- end of year	288,740	219,352

      The restricted shares vest over various periods ranging from one to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the years ended December 31, 2003, 2002 and 2001, Boykin’s compensation expense related to these restricted shares was $756, $992 and $589, respectively. As of December 31, 2003, the unearned compensation related to restricted share grants was $1,428 and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

12.	Employee Benefit Plans:

      Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans which were

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 2003, 2002 and 2001 totaled $290, $219 and $275, respectively.

13.	Commitments:

      Portions of land related to six of the hotels owned by Boykin as of December 31, 2003 are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other five leases are adjusted for increases in CPI every one to ten years. Rental expense charged to operations related to these leases for the years ended December 31, 2003, 2002 and 2001 was $897, $943 and $1,013, respectively for continuing operations. Rental expense charged to operations related to discontinued operations for the years ended December 31, 2003, 2002 and 2001 totaled $23, $44 and $44, respectively.

      Boykin entered into a lease agreement which expires in January 2008 for the office space currently used by Boykin and BMC and its subsidiaries. Pursuant to a shared services and office space agreement, BMC reimburses Boykin for its proportionate share of the space used under the lease agreement. Boykin’s expense charged to operations related to its proportionate share of the utilized space for the years ended December 31, 2003, 2002 and 2001 was $75, $64 and $61, respectively. Amounts reimbursed from BMC for the years ended December 31, 2003, 2002 and 2001 was $147, $119 and $113, respectively.

      As a part of normal operations, Boykin has numerous operating leases related to the hotels in its portfolio or its corporate office. Additionally, as a part of ongoing capital improvement projects at the hotels and corporate offices, purchase obligations are often entered into.

      Boykin’s annual obligations to make future minimum payments under the land lease agreements (excluding future CPI increases), the office space lease, other operating leases and purchase obligations which are not required to be reflected in the balance sheet as of December 31, 2003 are as follows:

2004	$10,229
2005	1,436
2006	1,111
2007	962
2008	685
2009 and thereafter	23,718

$38,141

      In addition to the amounts disclosed above, as of December 31, 2003 Boykin has also entered into various franchise, management and other lease agreements that are contingent upon future results of operations of the hotels in its portfolio and provide for potential termination fees dependent upon the timing and method of termination of such agreements.

      Upon purchasing the Doubletree Kansas City in 1997, Boykin assumed certain obligations related to a tax increment financing (“TIF”). The hotel is subject to a lease (the “Lease”) with the City of Kansas City (the “City”), which provides for rent payments equal to the debt service related to the Taxable Lease Revenue Bonds (Municipal Auditorium and 13th and Wyandotte Hotel Redevelopment Projects), Series 1996 (the “Bonds”), issued by the Land Clearance for Redevelopment Authority of Kansas City, Missouri (the “Authority”), offset by incremental tax and parking revenues received by the City which are generated by the project, including real estate tax revenues and special assessments paid by the hotel and parking rental payments made by the hotel plus a credit enhancement fee. Revenues received by the City have, and are expected to continue to, fully offset rent payments which would otherwise be due pursuant to the Lease other than the credit enhancement fee. The present value of the fixed and determinable payments to be made pursuant to a special assessment, credit enhancement

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fees and a garage management agreement have been reflected as liabilities totaling $6,106 in Boykin’s financial statements as of December 31, 2003 in accordance with the provisions of Emerging Issues Task Force 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities.” Boykin had previously accounted for the payments under these arrangements as period costs and the capitalization of these amounts at December 31, 2003 was not deemed material to prior periods and had no affect on net income in 2003 or shareholders’ equity at December 31, 2003.

      The City and the Authority have the right, commencing in 2006 and upon no less than 12 months notice, to require Boykin Kansas City LLC, owner of the hotel and wholly-owned subsidiary of the Partnership, to purchase certain property (including the land under the hotel and parking areas) at a price based primarily on the redemption price of the Bonds (the “Purchase”). The balance on the Bonds as of December 31, 2003 was $14,470. Under certain circumstances, this Purchase may be delayed by Boykin Kansas City LLC for up to two years. In the event the City requires Boykin Kansas City LLC to complete the Purchase and redeem the Bonds, the City has indicated that it will continue to make the incremental tax revenues available to support a refinancing of the Bonds. The hotel serves as collateral for the Lease and certain other obligations of Boykin Kansas City LLC.

      Boykin’s joint venture partner in Shawan Road Hotel Limited Partnership has the right, subject to certain performance criteria, to sell one-half of its respective interests in this joint venture to Boykin at fair market value, with Boykin retaining the option to fund the purchase price with cash or through the issuance of common shares. As of December 31, 2003, Boykin’s joint venture partner did not have the ability to exercise this right.

14.	Related Party Transactions:

      The Chairman and Chief Executive Officer of Boykin is the majority shareholder of BMC. BMC and Westboy, previously a subsidiary of BMC, were significant sources of Boykin’s percentage lease revenue through December 31, 2001, providing $54,371 of lease revenues during 2001. Boykin paid a $1,600 lease termination fee to BMC related to the sale of the Daytona hotel in January 2001.

      As a result of the TRS transaction discussed in Note 1, Boykin acquired 16 subsidiaries of BMC whose primary assets were leasehold interests in 25 hotel properties owned by Boykin for consideration comprised of 1,427,142 limited partnership units valued at approximately $11,400 (based upon the average closing price of the common shares for the five-day period prior to the closing of the transaction), and the assumption of $1,600 of working capital liabilities in excess of assets relating to Westboy. In connection with these events, Boykin’s Board of Directors established a special committee (the “Special Committee”), consisting only of independent directors, to evaluate and negotiate the transactions with BMC. In determining the amount of the consideration paid to BMC, the Special Committee considered, among other things, the expected profitability of the entities acquired offset by the expected costs of management fees and income taxes to be incurred by the TRS following the transaction. The Special Committee also took into account the benefits of expected operational efficiencies as well as the elimination of potential lease termination fees upon the sale of hotels. The Special Committee was advised by independent counsel and financial advisors. Boykin believes that the methodology used to determine the consideration paid to BMC was reasonable. At December 31, 2001, Boykin had recorded a receivable from BMC of $2,008 for the net working capital assets of the subsidiaries acquired. As of December 31, 2002, $6 of the receivable was outstanding and was collected in full during 2003.

      Also in conjunction with the TRS transaction, effective January 1, 2002, BMC assumed management of 16 of the consolidated properties in which Boykin owned an interest. Additionally, during October 2002, BMC assumed management of the Doubletree Kansas City and the Pink Shell Beach Resort after Boykin terminated the previously existing management agreements with Interstate Hotels and Resorts (“Interstate”). During 2003, BMC assumed management of seven other hotels in conjunction with the Hilton Modification Agreement as discussed in Note 1 and assumed management of the Holiday Inn Minneapolis West after Boykin terminated the previously existing management agreement with Interstate. Management fees earned by BMC related to the

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

continuing operations of these hotels during the years ended December 31, 2003 and 2002 totaled $4,746 and $3,973, respectively. Management fees earned by BMC related to discontinued operations totaled $45 and $366 for 2003 and 2002, respectively. An additional $12 was paid during 2003 for other services provided pursuant to the management agreements.

      Prior to the TRS transactions, a wholly owned subsidiary of BMC managed the Radisson Hotel Mount Laurel pursuant to a management agreement. Boykin paid this subsidiary management fees of $200 in 2001.

      The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors.

      As of December 31, 2003 and 2002, Boykin had related party payables to BMC related to continuing operations of $991 and $678, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties. Payables to related parties as of December 31, 2002 pertaining to discontinued operations are disclosed in Note 4.

      During the years ended December 31, 2003, 2002 and 2001, Boykin paid a wholly-owned subsidiary of BMC $630, $192 and $774, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is payable contingent upon future revenues of the business, including revenues from Boykin. During 2003 and 2002, an additional $59 and $78 of sales proceeds was provided to BMC as a result of purchases made by Boykin. Fees paid to BMC and its subsidiaries for services which are not subject to management agreements are at market prices as determined by the independent members of the Board of Directors. The Board’s market price determinations are based from time to time on market checks performed by management and outside consultants, comparative information provided by BMC and industry publications.

      Boykin believes that the methodologies used for determining amounts to be paid to BMC and its subsidiaries for management and other services are reasonable.

15.	Statements of Cash Flows, Supplemental Disclosures:

      As of December 31, 2003 and 2002, there were $1,188 and $4,747 of dividends and Partnership distributions which were declared but not paid.

      Interest paid during the years ended December 31, 2003, 2002, and 2001 was $16,743, $20,240 and $22,178, respectively.

      In 2003, Boykin recorded an obligation of $6,106 related to its interest in the hotel in Kansas City. The obligation represents additional purchase consideration and was therefore recorded as an addition to land and building and improvements.

16.	Quarterly Operating Results (Unaudited):

      Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 2003 and 2002 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

	For the 2003 Quarter Ended

	March 31	June 30	September 30	December 31

Total revenues	$63,707	$69,332	$71,868	$64,255
Income (loss) attributable to common shareholders before discontinued operations	(3,013)	(370)	47	(3,644)
Discontinued operations, net of minority interest	287	(1,260)	(224)	—

Net loss attributable to common shareholders	(2,726)	(1,630)	(177)	(3,644)
Loss attributable to common shareholders before discontinued operations per share:
Basic	(0.17)	(0.02)	0.00	(0.21)
Diluted	(0.17)	(0.02)	0.00	(0.21)
Net loss attributable to common shareholders per share:
Basic	(0.16)	(0.09)	(0.01)	(0.21)
Diluted	(0.16)	(0.09)	(0.01)	(0.21)
Weighted average number of common shares outstanding (in thousands):
Basic	17,317	17,339	17,344	17,344
Diluted	17,413	17,420	17,445	17,509

	For the 2002 Quarter Ended

	March 31	June 30	September 30	December 31

Total revenues	$56,946	$63,342	$62,677	$62,544
Income (loss) attributable to common shareholders before discontinued operations	(1,580)	2,627	(122)	(2,550)
Discontinued operations, net of minority interest	(365)	271	210	29

Net income (loss) attributable to common shareholders	(1,945)	2,898	88	(2,521)
Income (loss) attributable to common shareholders before discontinued operations per share:
Basic	(0.09)	0.15	(0.01)	(0.15)
Diluted	(0.09)	0.15	(0.01)	(0.15)
Net income (loss) attributable to common shareholders per share:
Basic	(0.11)	0.17	0.01	(0.15)
Diluted	(0.11)	0.17	0.01	(0.15)
Weighted average number of common shares outstanding (in thousands):
Basic	17,218	17,239	17,262	17,273
Diluted	17,294	17,379	17,385	17,396

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

17.	Subsequent Events:

      On March 2, 2004, the City of Portland, through the Portland Development Commission (“PDC”), acquired the Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. Boykin was informed that the property will be redeveloped for the purpose of student housing, academic, retail and conference uses for Portland State University. The PDC acquired the property for its fair market value of $19,700. Approximately $16,870 of the proceeds were applied to the outstanding balance of Boykin’s $130,000 term loan, for which the property served as collateral. The remainder of the net proceeds was available for general corporate purposes. Additionally, Boykin sold the related furniture, fixtures and equipment contained within the property to Portland State University for $2,272. The proceeds from the sale of the related furniture, fixtures and equipment were deposited into the furniture, fixtures and equipment reserve fund of the $130,000 term loan. Boykin anticipates recording a gain on sale/disposal of assets of approximately $1,500 as a result of these transactions.

      In compliance with the terms of the Modification Agreement, Hilton ceased management of Boykin’s hotel in Yakima, Washington, in February 2004. Simultaneously, the hotel changed from a Doubletree to a Clarion. At that time, Boykin entered into an agreement with a regional management company to take over operations of the hotel. The new management agreement has an indefinite life but is cancelable by Boykin without penalty upon providing 30 days notice.

      During February 2004, Boykin’s hotel in Ft. Myers, Florida, which previously was a Radisson, was re-flagged as a Best Western.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

BOYKIN LODGING COMPANY

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

(in thousands)

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost		Acquisition		Carried at Close of Period

				Buildings and		Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total(f)(g)

Corporate Offices Cleveland, Ohio	—		$—	$—	$—	$35	$—	$35	$35
Doubletree Berkeley Marina Berkeley, California	—(c	)	—	10,807	—	8,846	—	19,653	19,653
Buffalo Marriott Buffalo, New York	—(c	)	1,164	15,174	—	2,666	1,164	17,840	19,004
Cleveland Airport Marriott Cleveland, Ohio	—(c	)	1,175	11,441	—	9,032	1,175	20,473	21,648
Columbus North Marriott Columbus, Ohio	—		1,635	12,873	—	2,892	1,635	15,765	17,400
Melbourne Quality Suites Melbourne, Florida	—(a	)	3,092	7,819	—	1,423	3,092	9,242	12,334
Radisson Inn Sanibel Gateway Ft. Myers, Florida	—(c	)	718	2,686	—	818	718	3,504	4,222
Holiday Inn Crabtree Raleigh, North Carolina	—(c	)	725	6,542	—	1,471	725	8,013	8,738
Melbourne Hilton Oceanfront Melbourne, Florida	—(a	)	852	7,699	—	1,059	852	8,758	9,610
French Lick Springs Resort and Spa French Lick, Indiana	—		2,000	16,000	(3)	1,716	1,997	17,716	19,713
Holiday Inn Minneapolis West Minneapolis, Minnesota	—(a	)	1,000	10,604	—	(1,002)	1,000	9,602	10,602
Marriott’s Hunt Valley Inn Baltimore, Maryland	—(a	)	2,890	21,575	—	2,389	2,890	23,964	26,854
Hampton Inn San Diego Airport/ Sea World San Diego, California	—(c	)	1,000	7,400	—	609	1,000	8,009	9,009
Doubletree Kansas City Kansas City, Missouri	—(d	)	1,500	20,958	3,664	(5,618)	5,164	15,340	20,504
High Point Radisson High Point, North Carolina	—(a	)	450	25,057	—	(2,160)	450	22,897	23,347
Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	—(a	)	2,000	19,697	—	(5,595)	2,000	14,102	16,102
Pink Shell Beach Resort Ft. Myers, Florida	—(e	)	6,000	13,445	(1,800)	(7,315)	4,200	6,130	10,330
Radisson Suite Beach Resort Marco Island, Florida	—		14,570	12,605	—	18	14,570	12,623	27,193
Doubletree Sacramento Sacramento, California	—(b	)	4,400	41,884	—	3,584	4,400	45,468	49,868
Doubletree Colorado Springs Colorado Springs, Colorado	—(b	)	3,340	31,296	—	1,438	3,340	32,734	36,074
Doubletree Boise Boise, Idaho	—(b	)	2,470	23,998	—	2,645	2,470	26,643	29,113

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life on Which
	Accumulated	Net Book			Depreciation in
	Depreciation	Value Land and			Statement of
	Building and	Buildings and	Date of	Date of	Operations is
Description	Improvements(h)	Improvements	Construction	Acquisition	Computed

Corporate Offices Cleveland, Ohio	$20	$15	1998		10 years
Doubletree Berkeley Marina Berkeley, California	5,275	14,378	1972	1996	20 years
Buffalo Marriott Buffalo, New York	4,746	14,258	1981	1996	25 years
Cleveland Airport Marriott Cleveland, Ohio	6,722	14,926	1970	1996	20 years
Columbus North Marriott Columbus, Ohio	4,219	13,181	1981	1996	25 years
Melbourne Quality Suites Melbourne, Florida	2,029	10,305	1986	1996	30 years
Radisson Inn Sanibel Gateway Ft. Myers, Florida	741	3,481	1986	1996	30 years
Holiday Inn Crabtree Raleigh, North Carolina	1,944	6,794	1974	1997	30 years
Melbourne Hilton Oceanfront Melbourne, Florida	1,635	7,975	1986	1997	35 years
French Lick Springs Resort and Spa French Lick, Indiana	4,095	15,618	1903	1997	30 years
Holiday Inn Minneapolis West Minneapolis, Minnesota	2,501	8,101	1986	1997	30 years
Marriott’s Hunt Valley Inn Baltimore, Maryland	4,929	21,925	1971	1997	30 years
Hampton Inn San Diego Airport/ Sea World San Diego, California	1,573	7,436	1989	1997	30 years
Doubletree Kansas City Kansas City, Missouri	4,349	16,155	1969	1997	30 years
High Point Radisson High Point, North Carolina	4,769	18,578	1982	1998	30 years
Radisson Hotel Mt. Laurel Mt. Laurel, New Jersey	3,094	13,008	1975	1998	30 years
Pink Shell Beach Resort Ft. Myers, Florida	4,578	5,752	1989	1998	30 years
Radisson Suite Beach Resort Marco Island, Florida	140	27,053	1986	2003	30 years
Doubletree Sacramento Sacramento, California	8,172	41,696	1974	1998	30 years
Doubletree Colorado Springs Colorado Springs, Colorado	6,033	30,041	1986	1998	30 years
Doubletree Boise Boise, Idaho	4,750	24,363	1968	1998	30 years

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost		Acquisition		Carried at Close of Period

				Buildings and		Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total(f)(g)

Doubletree Omaha Omaha, Nebraska	—(b	)	1,100	19,690	—	8,968	1,100	28,658	29,758
Doubletree Portland Lloyd Center Portland, Oregon	—(b	)	3,900	61,633	—	2,456	3,900	64,089	67,989
Doubletree Portland Downtown Portland, Oregon	—(b	)	1,800	21,034	—	964	1,800	21,998	23,798
Ramada Inn Bellevue Center Bellevue, Washington	—		2,400	13,730	—	146	2,400	13,876	16,276
Doubletree Yakima Valley Yakima, Washington	—		1,140	6,188	—	(3,064)	1,140	3,124	4,264
Embassy Suites Southfield Southfield, Michigan	—(a	)	777	7,639	—	3,300	777	10,939	11,716
Doubletree Hotel San Antonio San Antonio, Texas	—(b	)	1,140	11,203	—	539	1,140	11,742	12,882

Total			$63,238	$460,677	$1,861	$32,260	$65,099	$492,937	$558,036

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life on Which
	Accumulated	Net Book			Depreciation in
	Depreciation	Value Land and			Statement of
	Building and	Buildings and	Date of	Date of	Operations is
Description	Improvements(h)	Improvements	Construction	Acquisition	Computed

Doubletree Omaha Omaha, Nebraska	4,312	25,446	1970/81	1998	30 years
Doubletree Portland Lloyd Center Portland, Oregon	11,768	56,221	1964/81	1998	30 years
Doubletree Portland Downtown Portland, Oregon	4,027	19,771	1972	1998	30 years
Ramada Inn Bellevue Center Bellevue, Washington	3,136	13,140	1981	1998	30 years
Doubletree Yakima Valley Yakima, Washington	971	3,293	1968	1998	30 years
Embassy Suites Southfield Southfield, Michigan	1,090	10,626	1978	2000	30 years
Doubletree Hotel San Antonio San Antonio, Texas	1,297	11,585	1987	2000	30 years

Total	$102,915	$449,015

(a)	These hotels are collateral for the line of credit.

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	These hotels are collateral for the $108,000 term note payable.

(d)	Effective November 30, 2001, Interstate assigned their 20% minority interest in the joint venture which owns the hotel to the Partnership. The elimination of the minority interest in the hotel ($5,129) was accounted for as a reduction in the value of the building as of November 30, 2001. The hotel serves as collateral for certain obligations of Boykin Kansas City LLC related to a tax increment financing.

(e)	This activity includes the reclassification of the net book value of the Sanbiel View Villas to other assets for their eventual sales, the disposal of cottages at the Pink Shell Beach Resort to make way for the construction of White Sand Villas, both of which occurred in 2002, and the 2003 transfer of certain land underlying the Captiva and Useppa buildings at the Pink Shell to other assets as the land will eventually be sold with the new Captiva Villas condominium units.

(f)	Aggregate cost for federal income tax reporting purposes at December 31, 2003 is as follows:

Land	$58,865
Buildings and improvements	541,419

$600,284

(g)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2002	$548,467
Disposals	(36,618)
Improvements and other additions	46,187

Balance as of December 31, 2003	$558,036

(h)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2002	$88,959
Disposals	(7,240)
Depreciation expense	21,196

Balance at December 31, 2003	$102,915

INDEPENDENT AUDITORS’ REPORT

To the Members of

Boykin/ AEW, LLC and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Boykin/ AEW, LLC and Subsidiaries (“Boykin/ AEW”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of Boykin/ AEW’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Boykin/ AEW as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Cleveland, Ohio
March 12, 2004

BOYKIN/ AEW, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(amounts in thousands)

	2003	2002

ASSETS
Investment in hotel property	$75,042	$73,103
Accumulated depreciation	(8,882)	(5,785)

Investment in hotel property — net	66,160	67,318
Cash and cash equivalents	1,145	387
Accounts receivable, net of allowance of $13 and $6, as of December 31, 2003 and 2002, respectively	882	823
Deferred expenses — net	69	346
Other assets	345	371

	$68,601	$69,245

LIABILITIES AND MEMBERS’ EQUITY
Mortgage note payable	$37,236	$36,656
Accounts payable and accrued expenses	2,884	3,285
Minority interest in joint venture	7,081	7,283

MEMBERS’ EQUITY:
Contributed capital	28,726	27,901
Distributions in excess of income	(7,326)	(5,880)

Total members’ equity	21,400	22,021

	$68,601	$69,245

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AS OF DECEMBER 31, 2003, 2002 AND 2001 (unaudited)

(amounts in thousands)

			(unaudited)
	2003	2002	2001

Revenues:
Hotel revenues:
Rooms	$12,929	$8,629	$5,920
Food and beverage	1,301	1,167	796
Other	712	253	236

Total hotel revenues	14,942	10,049	6,952
Lease revenue from related party	—	—	3,932

Total revenues	14,942	10,049	10,884

Expenses:
Hotel operating expenses:
Rooms	3,475	2,562	1,214
Food and beverage	1,378	1,329	642
Other	338	213	98
General and administrative	1,258	1,240	657
Marketing and franchise	1,862	1,945	549
Utilities and maintenance	1,525	1,463	572
Management fees — related party	446	75	35

Total hotel operating expenses	10,282	8,827	3,767
Property taxes and insurance and other	1,054	1,188	1,193
Real estate related depreciation and amortization	3,099	1,938	1,658
Asset management fees	191	172	122

Total operating expenses	14,626	12,125	6,740

Operating income (loss)	316	(2,076)	4,144
Investment income and other	14	26	194
Interest expense	(1,716)	(1,648)	(2,296)
Amortization of deferred financing costs	(277)	(334)	(361)
Other amortization	(5)	—	—
Minority interest in (earnings) loss of joint venture	414	1,031	(426)

Income (loss) before loss on disposal of assets and provision for income taxes	(1,254)	(3,001)	1,255

Loss on disposal of assets	(5)	(107)	—

Income (loss) before provision for income taxes	(1,259)	(3,108)	1,255
Provision for income taxes	—	—	(7)

Net income (loss)	$(1,259)	$(3,108)	$1,248

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (unaudited)

(amounts in thousands)

		Distributions
	Contributed	in Excess of
	Capital	Income	Total

Balance at January 1, 2001	$17,095	$(1,419)	$15,676
Capital contributions	3,295	—	3,295
Distributions paid to members	—	(2,355)	(2,355)
Net income	—	1,248	1,248

Balance at December 31, 2001	20,390	(2,526)	17,864
Capital contributions	7,511	—	7,511
Distributions paid to members	—	(246)	(246)
Net loss	—	(3,108)	(3,108)

Balance at December 31, 2002	27,901	(5,880)	22,021
Capital contributions	825	—	825
Distributions paid to members	—	(187)	(187)
Net loss	—	(1,259)	(1,259)

Balance at December 31, 2003	$28,726	$(7,326)	$21,400

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (unaudited)

(amounts in thousands)

			(unaudited)
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(1,259)	$(3,108)	$1,248
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization	3,381	2,272	2,019
Loss on disposal of assets	5	107	—
Minority interest	(414)	(1,031)	426
Changes in operating assets and liabilities —
Rent receivable	—	—	924
Accounts receivable	(59)	(168)	237
Accounts payable and accrued expenses	(401)	273	(2,357)
Other	21	(298)	(65)

Net cash flow provided by (used in) operating activities	1,274	(1,953)	2,432

Cash flows from investing activities:
Improvements and additions to hotel property, net	(1,946)	(16,828)	(4,393)
Acquisition of leasehold interest, net of cash acquired of $2,693	—	—	2,135

Net cash flow used in investing activities	(1,946)	(16,828)	(2,258)

Cash flows from financing activities:
Distributions to members	(187)	(246)	(2,355)
Borrowings of term note	1,344	6,656	30,000
Payment of term note	(764)	—	(30,000)
Payment of deferred financing costs	—	(100)	(785)
Net contributions from joint venture partner	212	2,432	324
Capital contributions	825	7,511	3,295

Net cash flow provided by financing activities	1,430	16,253	479

Net change in cash and cash equivalents	758	(2,528)	653
Cash and cash equivalents, beginning of year	387	2,915	2,262

Cash and cash equivalents, end of year	$1,145	$387	$2,915

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (unaudited)

(dollar amounts in thousands)

1.	Background:

      In February 1999, Boykin Lodging Company (“Boykin”), a publicly held real estate investment trust (“REIT”), through its operating partnership Boykin Hotel Properties, L.P., formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The joint venture, Boykin/ AEW, LLC (“Boykin/ AEW”), is owned 75% by AEW while Boykin owns the remaining 25% interest.

      In August 1999, Boykin/ AEW partnered with a private investor forming Boykin Chicago, L.L.C. (“Boykin Chicago”), in which Boykin/ AEW has a 75% interest. Boykin Chicago purchased the 421-room Executive Plaza hotel located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with proceeds from a $30,000 secured mortgage note (see Note 3) with the remainder in cash contributions from the partners. In September 2000, Boykin purchased the remaining 25% ownership interest in Boykin Chicago from the private investor thereby increasing Boykin’s total ownership interest in the hotel from 18.75% to 43.75%.

      Upon acquisition of the hotel, Boykin Chicago entered into a long-term percentage lease agreement with a wholly-owned subsidiary of Boykin Management Company Limited Liability Company (“BMC”), an affiliated entity of Boykin. Boykin Chicago terminated the percentage lease effective June 30, 2001. As of July 1, 2001, under the structuring permitted by the Work Incentives Improvement Act of 1999 (“REIT Modernization Act”), the hotel was leased to a Taxable REIT Subsidiary (“TRS”) of Boykin Chicago. The TRS assumed net working capital liabilities of $558, including $2,693 of cash, from the prior lessee. BMC continues to operate the hotel pursuant to a management agreement entered into on July 1, 2001.

      The hotel is located at 71 East Wacker Drive, one block from Michigan Avenue in downtown Chicago and includes such amenities as meeting space, a restaurant, lounge, and banquet facilities. The hotel also offers valet service, a health and fitness center and a business center.

      In 2001, Boykin Chicago commenced a renovation of the hotel’s guestrooms, meeting rooms and food and beverage facilities. During 2002, Boykin Chicago completed the guestroom portion of the renovation and renamed the property “Hotel 71” to reflect its new position in the market as a four-star quality independent hotel. The renovation increased the number of rooms at the property by 33 units, bringing the total number of rooms to 454. The remaining portions of the renovation were completed in 2003.

2.	Summary of Significant Accounting Policies:

      Principles of Consolidation — The accompanying consolidated financial statements of Boykin/ AEW include Boykin/ AEW, Boykin Chicago and its wholly-owned TRS, 71 E. Wacker Leasing, Inc. All material intercompany transactions and balances have been eliminated. The results of operations contained within the consolidated financial statements reflect all costs of Boykin/ AEW doing business.

      Investment in Hotel Property — Hotel property is stated at cost and is depreciated using the straight-line method over estimated useful lives ranging from ten to 30 years for building and improvements and three to ten years for furniture and equipment.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Investment in the hotel property as of December 31, 2003 and 2002 consisted of the following:

	2003	2002

Land	$9,100	$9,100
Buildings and improvements	57,813	56,858
Furniture and equipment	7,863	7,145
Construction in progress	266	—

	75,042	73,103
Less accumulated depreciation	(8,882)	(5,785)

Total	$66,160	$67,318

      Boykin Chicago reviews the hotel property for impairment when events or changes in circumstances indicate that the carrying value of the hotel property may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the property due to declining national or local economic conditions, new hotel construction in the market where the hotel is located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of the hotel property exceeds its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the hotel property’s estimated fair market value would be recorded and an impairment loss would be recognized. Boykin Chicago does not believe that there are any factors or circumstances indicating impairment of its investment in the hotel property at this time.

      Cash and Cash Equivalents — Cash and cash equivalents are defined as cash on hand and in banks, plus short-term investments with an original maturity of three months or less.

      Inventories — Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

      Accounts Receivable — Accounts receivable, consisting primarily of hotel guest receivables, is stated at fair value. Bad debt expense (recoveries) for the years ended December 31, 2003, 2002 and 2001 were $12, $2 and $(79), respectively.

      Deferred Expenses — Net — Included in deferred expenses at December 31, 2003 and 2002 are the following:

	2003	2002

Financing costs	$986	$986
Accumulated amortization	(917)	(640)

Total	$69	$346

      Deferred financing costs of the mortgage note are being amortized over the initial term of the related credit agreement, excluding any available extension terms.

      Minority Interest — Minority interest in joint venture represents Boykin’s direct 25% ownership in Boykin Chicago. Income and losses are allocated to minority interest based upon the joint venture partner’s percentage ownership throughout the period a defined in the joint venture agreement.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenue Recognition

      Hotel Revenues — Hotel revenues including room, food, beverage and other hotel revenues are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

      Lease Revenue — Through June 30, 2001, Boykin Chicago recognized lease revenue on an accrual basis pursuant to the terms of the percentage lease agreement. Effective July 1, 2001, percentage lease revenue is eliminated upon consolidation of Boykin Chicago and the TRS, therefore, the accompanying consolidated statement reflects the revenues of the hotel operations after that date.

      Fair Value of Financial Instruments — Fair value is determined by using available market information and appropriate valuation methodologies. Boykin Chicago’s principal financial instruments are cash, cash equivalents, accounts receivable and the mortgage note payable. Cash, cash equivalents and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. The mortgage note payable (see Note 3) bears interest at variable market rates and its carrying value approximates market value at December 31, 2003.

      Income Taxes — As Boykin/ AEW and Boykin Chicago are limited liability companies, no related provision has been made in the accompanying consolidated financial statements for income taxes for these entities since these taxes are the responsibility of the members. Upon formation on July 1, 2001, the TRS became subject to federal, state and local income taxes. The TRS accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The necessary provision for income taxes related to the TRS for 2001 has been reflected in the accompanying consolidated financial statements. As of December 31, 2003, the TRS had a deferred tax asset of approximately $2,750, prior to any valuation allowance, related to the net operating losses of the TRS. The TRS has recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset, and therefore, for 2003 and 2002, no provision or benefit from income taxes is reflected in the accompanying consolidated statement of operations. As of December 31, 2003, the net operating loss carryforward has a remaining life of 19 years.

      New Accounting Pronouncements — In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of Statement 144 are effective for Boykin/ AEW beginning in the fiscal year ended December 31, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 also requires that one accounting model be used for long-lived assets to be disposed of by sale. The Statement did not have a material effect on the financial condition or results of operations of Boykin/AEW.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Included in SFAS No. 145 is a requirement that all gains and losses related to extinguishments of debt (other than extinguishments of debt items meeting the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion 30”)) not be treated as extraordinary items. The provisions of this statement are effective for Boykin/ AEW on January 1, 2003. The adoption of the Statement did not have an effect on the financial condition or results of operations of Boykin/ AEW.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent

BOYKIN/ AEW, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin/ AEW has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, Boykin/ AEW has not entered into guarantees.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issued a revised Interpretation which modified and clarifies various aspects of the original Interpretation. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the fourth quarter of 2003. Boykin/ AEW does not believe that it has any unconsolidated variable interest entities as of December 31, 2003.

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. Based upon the FASB’s deferral of this provision, the adoption of SFAS 150 did not have an impact on the consolidated financial statements.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Mortgage Note Payable:

      In March 2001, Boykin Chicago obtained a $38,000 mortgage note from Corus Bank, N.A. (“Corus”) to refinance the initial $30,000 note obtained for the acquisition of the hotel and to provide $8,000 of funding related to the renovation of the hotel. Corus advanced $30,000 upon closing of the loan. An additional $6,656 was advanced during 2002, and the remaining $1,344 was funded in 2003. The loan had an original maturity date of March 2004 and contained two one-year extension options. In February 2004, Boykin Chicago exercised the first of the available options to extend the maturity date by one year; the loan is now scheduled to mature in March 2005. The loan is secured by the hotel property and bears interest at a rate that fluctuates at LIBOR plus 3.25% (4.41% at December 31, 2003). Principal payments commenced in April 2003 based upon a twenty-two year amortization schedule from the origination of the note. Principal payments of $764 were made in 2003. The mortgage loan agreement contains certain financial reporting covenants and Boykin Chicago was in compliance with such covenants as of December 31, 2003 and 2002.

      Subject to the provisions of the loan, additional funds of $4,000 are required to be posted to support the loan. The loan agreement allows for Boykin Chicago to defer this requirement to the members of Boykin/ AEW. As such, based upon its percentage ownership within Boykin/ AEW, Boykin has posted $1,750 of cash with its bank to meet such requirement.

BOYKIN/ AEW, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.	Percentage Lease Agreements:

      Effective October 1, 2003, 71 East Wacker Leasing, Inc. subleased space to MRG Enterprises, L.L.C. to operate a restaurant. The lease has an initial term of five years with three five year options to renew, subject to earlier termination in accordance with certain provisions. The rent due under the percentage lease agreement is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to banquet, catering and all other gross sales is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage lease revenues to 71 E. Wacker Leasing, Inc. were $159 for the year ended December 31, 2003 of which none was in excess of minimum rent. The lease agreement also requires reimbursements of certain expenses incurred by both 71 E. Wacker Leasing, Inc. and Boykin Chicago. Reimbursements for expenses received by Boykin Chicago and the hotel for the year ended December 31, 2003 were $9 and $3, respectively. Percentage lease revenues and reimbursements for expenses were included in other income.

      In May 2003, 71 E. Wacker Leasing, Inc. subleased space to Ampco System Parking to operate a parking garage. The lease has a term of five years. The rent due under the percentage lease agreement is base rent plus percentage rent. Percentage rent applicable to gross parking receipts, as defined, is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage lease revenues to 71 E. Wacker Leasing, Inc. was $73 of which none was in excess of minimum rent.

      Future minimum rentals to be received by 71 East Wacker Leasing, Inc. pursuant to the percentage leases for each of the years in the period 2004 to 2008 are as follows:

2004	$446
2005	475
2006	501
2007	510
2008	336

Total	$2,268

5.	Related Party Transactions:

      BMC is owned 53.8% by the Chairman and Chief Executive Officer of Boykin. Pursuant to the management agreement entered into effective July 1, 2001, Boykin Chicago paid BMC management fees of $446, $75 and $35 during 2003, 2002 and 2001, respectively.

      Pursuant to the operating agreements of Boykin/ AEW and Boykin Chicago, asset management fees of $191, $172 and $122 were paid to Boykin for the year ended December 31, 2003, 2002 and 2001, respectively, for its role as the operating member. These fees are calculated based upon factors applied to aggregate contributions made by the members, as defined in the agreements.

      At December 31, 2003 and 2002, there were outstanding payables to Boykin of $16 and $32, respectively, primarily related to asset management fees. At December 31, 2002 there were accounts receivable of $76 from BMC. At December 31, 2003 and 2002, 71 E. Wacker Leasing, Inc. had outstanding payables to BMC of $58 and $74, respectively primarily related to management fees and reimbursements of expenses on behalf of the hotel.

6.	Statements of Cash Flows, Supplemental Disclosures:

      Interest paid during the years ended December 31, 2003, 2002 and 2001 was $1,737, $1,636 and $2,400 respectively.

BOYKIN/ AEW, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

(in thousands)

Costs Capitalized
				Subsequent to		Gross Amounts at Which
		Initial Cost		Acquisition		Carried at Close of Period			Accumulated
Depreciation
			Buildings and		Building and		Building and		Buildings and
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total(b)(c)	Improvements(d)

Hotel 71, Chicago, Illinois	(a)	$9,100	$40,392	$—	$17,421	$9,100	$57,813	$66,913	$6,723

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Net Book			Life on Which
	Value Land			Depreciation in
	and Buildings			Statement of
	and	Date of	Date of	Operations is
Description	Improvements	Construction	Acquisition	Computed

Hotel 71, Chicago, Illinois	$60,190	1958	1999	30 years

(a)	This hotel is collateral for the $38,000 mortgage note payable.

(b)	Aggregate cost for federal income tax reporting purposes at December 31, 2003 is as follows:

Land	$9,100
Buildings and improvements	58,539

$67,639

(c)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2002	$65,958
Disposals	—
Improvements and other additions	955

Balance as of December 31, 2003	$66,913

(d)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2002	$4,689
Disposals	—
Depreciation expense	2,034

Balance at December 31, 2003	$6,723

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004	BOYKIN LODGING COMPANY

By: /s/ ROBERT W. BOYKIN Robert W. Boykin

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2004	/s/ ROBERT W. BOYKIN Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 29, 2004	/s/ SHEREEN P. JONES Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

March 29, 2004	/s/ IVAN J. WINFIELD Ivan J. Winfield Director

March 29, 2004	/s/ LEE C. HOWLEY, JR. Lee C. Howley, Jr. Director

March 29, 2004	/s/ WILLIAM H. SCHECTER William H. Schecter Director

March 29, 2004	/s/ ALBERT T. ADAMS Albert T. Adams Director

March 29, 2004	/s/ RAYMOND P. HEITLAND Raymond P. Heitland Director

March 29, 2004	/s/ JAMES B. MEATHE James B. Meathe Director

EXHIBIT INDEX

3	.1(a)	Amended and Restated Articles of Incorporation, as amended
3	.2(b)	Code of Regulations
4	.1(b)	Specimen Share Certificate
4	.2(a)	Dividend Reinvestment and Optional Share Purchase Plan
4	.3(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4	.3a(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10	.1(i)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10	.2(b)	Form of Registration Rights Agreement
10	.3(b)	Long-Term Incentive Plan*
10	.4(b)	Directors’ Deferred Compensation Plan*
10	.5(b)	Employment Agreement between the Company and Robert W. Boykin*
10	.6(b)	Form of Percentage Lease
10	.7(b)	Intercompany Convertible Note
10	.8(b)	Agreements with General Partners of the Contributed Partnerships
10	.9(b)	Form of Noncompetition Agreement
10	.10(b)	Alignment of Interests Agreement
10	.11(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10	.12(d)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999
10	.13(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10	.14(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10	.15(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10	.16(f)	Key Employee Severance Plan*
10	.17(f)	Form of Severance Agreement*
10	.18(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10	.19(g)	Form of Hotel Management Agreement*
10	.20(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10	.21(j)	Description of Employment Arrangement between the Company and Shereen P. Jones*
12		Statement re Computation of Ratios
16	.1(h)	Letter of Arthur Andersen LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Independent Auditors’ Consent
31.1		Certification pursuant to Rule 13a-14(a)
31.2		Certification pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on April 22, 2002.

(i)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

(j)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.