Form 10-Q
period 2004-03-31
BOYKIN LODGING CO
filed 2004-05-06
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________to _______________

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

Yes     [X]     No    [   ]

     The number of common shares, without par value, outstanding as of April 30, 2004 was 17,396,744.

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Investment in hotel properties	$624,428	$616,363
Accumulated depreciation	(152,802)	(146,072)

Investment in hotel properties, net	471,626	470,291
Cash and cash equivalents	22,373	14,013
Restricted cash	13,106	15,365
Accounts receivable, net of allowance for doubtful accounts of $151 as of March 31, 2004 and December 31, 2003	14,453	40,650
Rent receivable from lessee	142	254
Inventories	1,836	1,782
Deferred financing costs and other, net	2,760	3,018
Investment in unconsolidated joint ventures	15,681	16,158
Other assets	10,764	8,718
Assets related to discontinued operations, net	—	21,043

	$552,741	$591,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$69,946	$71,945
Term notes payable	196,256	210,074
Accounts payable and accrued expenses	44,317	45,200
Accounts payable to related party	2,003	945
Dividends/distributions payable	1,188	1,188
Due to lessees	—	164
Deferred lease revenue	140	—
Minority interest in joint ventures	1,144	1,177
Minority interest in operating partnership	10,557	11,495
Liabilities related to discontinued operations	—	17,563
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,396,744 and 17,344,380 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	358,639	357,290
Distributions and losses in excess of income	(128,831)	(124,321)
Unearned compensation – restricted shares	(2,618)	(1,428)

Total shareholders’ equity	227,190	231,541

	$552,741	$591,292

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
(unaudited, amounts in thousands, except for per share data)

	2004	2003
Revenues:
Hotel revenues
Rooms	$37,760	$33,873
Food and beverage	17,528	15,734
Other	2,737	2,665

Total hotel revenues	58,025	52,272
Lease revenue	343	337
Revenues from condominium development and unit sales	3,093	9,810

Total revenues	61,461	62,419

Expenses:
Hotel operating expenses
Rooms	9,305	8,577
Food and beverage	12,326	11,696
Other direct	1,948	1,651
Indirect	19,094	16,871
Management fees to related party	1,686	938
Management fees - other	94	625

Total hotel operating expenses	44,453	40,358
Property taxes, insurance and other	4,262	4,100
Cost of condominium development and unit sales	2,999	6,332
Real estate related depreciation and amortization	6,794	6,608
Corporate general and administrative	2,025	1,680
Impairment of real estate	4,300	—

Total operating expenses	64,833	59,078

Operating income (loss)	(3,372)	3,341

Interest income	146	30
Other income	103	90
Interest expense	(3,580)	(4,025)
Amortization of deferred financing costs	(330)	(679)
Minority interest in earnings of joint ventures	(33)	(20)
Minority interest in loss of operating partnership	1,092	781
Equity in loss of unconsolidated joint ventures	(731)	(844)

Loss before gain on sale/disposal of assets and discontinued operations	(6,705)	(1,326)
Gain on sale/disposal of assets	2,515	33

Loss before discontinued operations	(4,190)	(1,293)
Discontinued operations:
Operating loss from discontinued operations, net of minority interest income of $84 and $252 for the three months ended March 31, 2004 and 2003, respectively	(476)	(1,420)
Gain on sale of assets, net of minority interest expense of $237 and $209 for the three months ended March 31, 2004 and 2003, respectively	1,344	1,175

Net loss	$(3,322)	$(1,538)

Preferred dividends	(1,188)	(1,188)

Net loss attributable to common shareholders	$(4,510)	$(2,726)

Net loss attributable to common shareholders before discontinued operations per share
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)
Discontinued operations per share
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)
Net loss attributable to common shareholders per share (a)
Basic	$(0.26)	$(0.16)
Diluted	$(0.26)	$(0.16)
Weighted average number of common shares outstanding
Basic	17,397	17,317
Diluted	17,574	17,413

(a) Per share amounts may not add due to rounding

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(unaudited, dollar amounts in thousands)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2003	181,000	17,344,380	$357,290	$(124,321)	$(1,428)	$231,541
Issuance of common shares	—	61,627	—	—	—	—
Restricted common share grants	—	—	1,435	—	(1,435)	—
Common share purchases for treasury	—	(9,263)	(86)	—	—	(86)
Dividends declared — $6.5625 per Class A preferred share	—	—	—	(1,188)	—	(1,188)
Amortization of unearned compensation	—	—	—	—	245	245
Net loss	—	—	—	(3,322)	—	(3,322)

Balance at March 31, 2004	181,000	17,396,744	$358,639	$(128,831)	$(2,618)	$227,190

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited, amounts in thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(3,322)	$(1,538)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities -
Gain on sale/disposal of assets	(4,096)	(1,417)
Impairment of real estate	4,300	—
Depreciation and amortization	7,389	8,091
Amortization of unearned compensation	245	224
Equity in loss of unconsolidated joint ventures	731	844
Deferred lease revenue	140	187
Minority interests	(906)	(804)
Changes in assets and liabilities -
Accounts receivable and inventories	26,398	(4,797)
Restricted cash	2,259	(3,226)
Accounts payable and accrued expenses	(443)	1,601
Amounts due to/from lessees	(52)	(331)
Other	(1,941)	1,153

Net cash flow provided by (used in) operating activities	30,702	(13)

Cash flows from investing activities:
Investment in unconsolidated joint ventures	(263)	(350)
Distributions received from unconsolidated joint ventures	—	84
Improvements and additions to hotel properties, net	(12,466)	(3,029)
Net proceeds from sale/disposal of assets	24,492	14,833

Net cash flow provided by investing activities	11,763	11,538

Cash flows from financing activities:
Payments of dividends and distributions	(1,188)	(4,747)
Net borrowings (repayments) against credit facility	(2,000)	—
Term note borrowings	14,133	955
Repayment of term notes	(44,821)	(14,830)
Payment of deferred financing costs	(78)	(286)
Net proceeds from issuance of common shares	—	137
Cash payment for common share purchases	(86)	(50)
Distributions to joint venture minority interest partners	(65)	(55)

Net cash flow used in financing activities	(34,105)	(18,876)

Net change in cash and cash equivalents	$8,360	$(7,351)
Cash and cash equivalents, beginning of period	14,013	25,453

Cash and cash equivalents, end of period	$22,373	$18,102

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited, dollar amounts in thousands except per share data)

     1. BACKGROUND:

     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of March 31, 2004, Boykin owned interests in 28 hotels containing a total of 8,288 guest rooms located in 18 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 31, 2004, Boykin had an 85.3% ownership interest in and was the sole general partner of the Partnership.

     Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Consolidated Joint Ventures

     As of March 31, 2004, Boykin owned three hotels through joint venture structures with hotel operators. The following table sets forth these joint ventures:

		Boykin	JV
		Ownership	Ownership		Date of Hotel
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Purchase
BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	July 1997
Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	July 1997
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World	November 1997

Unconsolidated Joint Ventures

     Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, L.L.C., which owns Hotel 71, located in downtown Chicago. Boykin directly owns the remaining 25% ownership interest in Boykin Chicago, L.L.C. thereby resulting in Boykin’s total ownership percentage in the hotel of 43.75%. Boykin Chicago L.L.C. has entered into a management agreement with Boykin Management Company Limited Liability Company (“BMC”) to manage Hotel 71. Management and other fees earned by BMC for the three months ended March 31, 2004 totaled $74. For the three months ended March 31, 2004, fees of $1 were paid to a wholly-owned subsidiary of BMC for design services related to capital improvements at the hotel.

     Boykin has a 50% ownership interest in a joint venture with Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Raleigh, North Carolina. The joint venture owns a 227-room Courtyard by Marriott® in Lyndhurst, New Jersey, which is managed by Concord.

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

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003:

	Boykin/AEW		Boykin/Concord
	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003
Total assets	$67,594	$68,601	$22,182	$22,272

Accrued expenses	2,987	2,884	444	469
Outstanding debt	36,971	37,236	16,661	16,728

Total liabilities	39,958	40,120	17,105	17,197
Minority interest	6,871	7,081	—	—
Equity	20,765	21,400	5,077	5,075
Boykin’s share of equity and minority interest	12,159	12,627	2,538	2,537
Boykin’s additional basis in Boykin Chicago, L.L.C.	984	994	—	—

Investment in unconsolidated joint venture	$13,143	$13,621	$2,538	$2,537

	Boykin/AEW		Boykin/Concord
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$2,451	$2,395	$1,634	$1,385
Hotel operating expenses	(2,297)	(2,276)	(983)	(877)
Real estate related depreciation	(774)	(771)	(277)	(304)
Property taxes, insurance and other	(347)	(130)	(136)	(142)

Operating income (loss)	(967)	(782)	238	62
Interest and other income	8	—	1	1
Amortization	(75)	(69)	(22)	(22)
Interest expense	(412)	(439)	(190)	(205)
Other	—	4	(25)	(402)

Net income (loss) before minority interest	(1,446)	(1,286)	2	(566)
Boykin’s share of net income (loss)	(732)	(561)	1	(283)

Taxable REIT Subsidiaries

     Bellboy, Inc. (“Bellboy”) is a wholly-owned taxable REIT subsidiary (“TRS”) of Boykin which, through its subsidiaries, leased 25 of Boykin’s properties as of March 31, 2004. Boykin Chicago, L.L.C. and the Boykin/Concord joint venture each also have TRS entities that lease their properties, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively. The joint venture with Davidson Hotel Company (“Davidson”) also has formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), which leases the Marriott’s Hunt Valley Inn.

     As of March 31, 2004, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the TRS structure.

     The consolidated financial statements include the operating results of the consolidated hotels under the TRS structure. For the one consolidated hotel not operated under the TRS structure, lease revenues are recorded within the consolidated financial statements.

Hilton Modification Agreement

     In connection with the terms of an agreement which Boykin entered into with Hilton Hotels Corporation (“Hilton”) during 2003, Hilton ceased management of Boykin’s hotel in Yakima, Washington, in February 2004. Simultaneously, the hotel changed from a Doubletree to a Clarion. At that time, Boykin entered into an agreement with a regional management company, Chambers Group, to take over operations of the hotel. The new management agreement has an indefinite life but is cancelable by Boykin without penalty upon providing 30 days notice.

Doubletree Portland Downtown Hotel

     On March 2, 2004, the City of Portland, through the Portland Development Commission (“PDC”), acquired Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. Boykin was informed that the property will be redeveloped for the purpose of student housing, academic, retail and conference uses for Portland State University. The PDC acquired the property for its fair market value of $19,700. Approximately $16,870 of the proceeds were applied to the outstanding balance of Boykin’s $130,000 term loan, for which the property served as collateral. The remainder of the net proceeds was available for general corporate purposes. Additionally, Boykin sold the related furniture, fixtures and equipment contained within the property to Portland State University for $2,272. The proceeds from the sale of the related furniture, fixtures and equipment were deposited into the furniture, fixtures and equipment reserve fund of the $130,000 term loan. Boykin recorded a gain on sale/disposal of assets of $1,581 as a result of these transactions.

Hotel Managers

     As of March 31, 2004, BMC and certain of its subsidiaries managed 24 of the 28 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Chambers Group, Concord, Davidson and Outrigger Lodging Services each manage one property.

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condominium Units

     During 2002, Boykin began construction of a new 92-unit tower, White Sand Villas, at the Pink Shell Beach Resort.

     Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Beginning in 2003, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit margin realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors. Boykin reported revenues of $3,093 and $6,445 and costs of $2,999 and $4,112 under the percentage of completion method of accounting for the three month periods ended March 31, 2004 and 2003, respectively.

     Boykin began closing on the sales of the units during the first quarter of 2004. As of March 31, 2004, 85 of the 91 units under contract had closed. The sales of the remaining six units under contract closed during April 2004.

     The amount of costs in excess of the revenue recognized on the White Sand Villas project were $332 and $518 as of March 31, 2004 and December 31, 2003, respectively, and are reflected in other assets within the consolidated balance sheets. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $4,885 and $32,173 as of March 31, 2004 and December 31, 2003, respectively.

     Deposits totaling $1,318 and $7,864 at March 31, 2004 and December 31, 2003, respectively, received for the purchase of units in the White Sand Villas that had not yet closed are included in accounts payable and accrued expenses on the consolidated balance sheets. A portion of the deposits was available for use as payment of construction costs. The portion that was not available is reflected as restricted cash.

Investment in Hotel Properties

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

     In the first quarter of 2004, Boykin identified changes in circumstances, namely the intended holding period of the property, which indicated that the carrying value of one of its non-core west coast properties was impaired and accordingly recorded an impairment charge of $4,300. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties at this time.

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

     There were no properties held for sale as of March 31, 2004 and December 31, 2003, as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

Property Insurance Recoveries

     In 2003, Boykin disposed of certain assets due to water infiltration remediation activities. Insurance proceeds received in the first quarter of 2004 totaled $2,500 and are recorded as gain on sale/disposal of assets within the consolidated financial statements.

Stock-based Compensation

     At March 31, 2004, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and net loss per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended
	March 31,
	2004	2003
	Pro Forma	Pro Forma
Net loss attributable to common shareholders	$(4,510)	$(2,726)
Stock-based employee compensation expense	(31)	(32)

Pro forma net loss attributable to common shareholders	(4,541)	(2,758)
Pro forma net loss attributable to common shareholders per share:
Basic	$(0.26)	$(0.16)
Diluted	$(0.26)	$(0.16)

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. Boykin did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Boykin has identified a consolidated joint venture which has minority interest amounts totaling $210 at March 31, 2004 that appears to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of the joint venture arrangements. Accordingly, if and when the measurements and classification provision of these paragraphs are adopted, Boykin may be required to reclassify the liquidation amounts of such minority interests to liabilities with the resulting income statement effect being classified as a cumulative effect of an accounting change and subsequent fluctuations in current liquidation amounts recorded through interest expense.

     3. EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three months ended March 31, 2004 and 2003, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended
	March 31,
	2004	2003
Basic	17,396,744	17,316,701
Effective of dilutive securities:
Common stock options	73,101	20,614
Restricted share grants	103,751	75,313

Diluted	17,573,596	17,412,628

     4. PARTNERSHIP UNITS/MINORITY INTERESTS:

     A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at March 31, 2004 and 2003. The weighted average number of limited partnership units outstanding for each of the three month periods ended March 31, 2004 and 2003 was 2,718,256.

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

     As discussed in Note 1, on March 2, 2004, Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, was acquired by the City of Portland through its power of eminent domain. During 2003, Boykin sold the Knoxville Hilton, the Hampton Inn Lake Norman, the Holiday Inn Lake Norman, a hotel in Springfield, Oregon and the Doubletree Spokane Valley.

     The assets and liabilities of the Doubletree Portland Downtown Hotel as of December 31, 2003, and the results of operations of the property through the 2004 disposal date and for the three months ended March 31, 2003, have been reclassified as discontinued operations in the accompanying financial statements. The first quarter 2003 results of operations of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the dispositions.

     The results of operations and the financial position of the applicable properties were as follows:

	Three Months Ended
	March 31,
	2004	2003
Revenues	$721	$4,438
Hotel operating expenses	(748)	(4,400)
Management fees to related party	(12)	(31)
Management fees – other	—	(102)
Property taxes, insurance and other	(59)	(361)
Other expenses	(1)	(10)
Interest expense	(197)	(402)
Real estate related depreciation and amortization	(177)	(641)
Amortization of deferred financing costs	(87)	(163)

Loss from discontinued operations	$(560)	$(1,672)

December 31,
2003
Accounts receivable, net	$217
Inventories	38
Other assets	266
Deferred financing costs, net	88
Investment in hotel properties, net	20,434

Total assets	$21,043

Accounts payable and accrued expenses	$647
Accounts payable to related party	46
Term notes payable	16,870

Total liabilities	$17,563

     6. CREDIT FACILITY:

     As of March 31, 2004, Boykin had a secured, revolving credit facility with a financial institution which enables Boykin to borrow up to $78,000 subject to borrowing base and loan-to-value limitations. Boykin had borrowed $69,946 and $71,945 at March 31, 2004 and December 31, 2003, respectively. The facility expires in October 2006 and currently bears interest at a floating rate of LIBOR plus 3.75% (4.88% at March 31, 2004). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by eight hotel properties with a net carrying value of $102,826 at March 31, 2004 and seven hotels with a net carrying value of $90,518 at December 31, 2003, respectively.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. Boykin was in compliance with its covenants at March 31, 2004.

     7. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of March 31, 2004 and December 31, 2003 was $105,131 and $122,597, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of March 31, 2004, the loan was secured by six Doubletree hotels with a net carrying value of $188,963 and, as of December 31, 2003, was secured by seven Doubletree hotels with a net carrying value of $209,123. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at March 31, 2004 and December 31, 2003.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The outstanding balance as of March 31, 2004 and December 31, 2003 was $91,125. The loan has a maturity date of July 2004 and Boykin has an option to extend the maturity to July of 2005. The loan was secured by six hotel properties with a net carrying value of $60,968 and $61,273 at March 31, 2004 and December 31, 2003, respectively. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.45% at March 31, 2004). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at March 31, 2004 and December 31, 2003. Subject to the terms of the loan agreement, BHC has purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% through July 2004. The cap had no value at March 31, 2004.

     In 2003, White Sand Villas Development LLC, a wholly-owned subsidiary of Bellboy, closed on a $23,300 construction loan with a bank. The loan, which had an outstanding balance of $13,222 at December 31, 2003, required principal payments based upon the closing of White Sand Villas unit sales and was repaid as of March 31, 2004. The loan bore interest at a rate that fluctuated at LIBOR plus 2.50%.

     As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of March 31, 2004, there were no outstanding letters of credit. As of March 31, 2004, Boykin had not entered into any other significant off-balance sheet financing arrangements.

     Maturities of long-term debt at March 31, 2004 were as follows:

2004	$93,841
2005	3,885
2006	4,166
2007	4,448
2008	4,788
2009 and thereafter	85,128

$196,256

     8. RELATED PARTY TRANSACTIONS:

     Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts for the three months ended March 31, 2004 and 2003 totaled $1,686 and $938, respectively. Management fees earned by BMC related to discontinued operations totaled $12 and $31 for the three month periods ended March 31, 2004 and 2003, respectively. The management agreements between Boykin and BMC were approved by the independent members of the Board of Directors. As of March 31, 2004 and December 31, 2003, with respect to the consolidated hotels, Boykin had related party payables to BMC of $2,003 and $991, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

     For the three months ended March 31, 2004, Boykin paid a wholly-owned subsidiary of BMC $92 for design services related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the three months ended March 31, 2004, an additional $21 of sales proceeds was provided to BMC as a result of purchases made by Boykin.

     Fees paid to BMC and its subsidiaries for services which are not subject to management agreements are at market prices as determined by the independent members of the Board of Directors. The Board’s market price determinations are based on market checks performed by management and outside consultants from time to time, comparative information provided by BMC, and industry publications.

     Boykin believes that the methodologies used for determining the amounts to be paid to BMC and its subsidiaries for management and other services are reasonable.

     9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     As of March 31, 2004 and December 31, 2003, there were $1,188 of preferred share dividends which were declared but not paid.

     Interest paid during the three-month periods ended March 31, 2004 and 2003 was $4,024 and $4,525, respectively.

     In the first three months of 2004, Boykin granted 154,000 restricted common shares, valued at $1,435, under its Long–Term Incentive Plan.

     10. INCOME TAXES:

     Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to TRS subsidiaries. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for the corporate level entities.

     Upon the effective date of the establishment of Boykin’s TRSs, Bellboy and Hunt Valley, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2004, Boykin has a deferred tax asset of approximately $6,792, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of March 31, 2004, the net operating loss carry-forwards have remaining lives of approximately 18 to 19 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Boykin Lodging Company, an Ohio corporation, (“Boykin”) is a real estate investment trust (“REIT”) that currently owns interests in 28 hotels throughout the United States. Boykin was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of March 31, 2004, Boykin had an 85.3% ownership interest in, is the sole general partner of and does all its business through the Partnership.

     Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2004

     Refer to the “Results of Operations” section below for discussion of our first quarter 2004 results compared to 2003 results.

     During the first quarter, the impact of the recovering economy and travel industry led to a slight increase in our portfolio’s revenue per available room (“RevPAR”) over the prior year, as a result of a 1.0% increase in average daily rate offset against a slightly smaller decrease in occupancy.

     In connection with the terms of the agreement that we entered into with Hilton Hotels Corporation during 2003, Hilton ceased management of our hotel in Yakima, Washington, in February 2004. Simultaneously, the hotel changed from a Doubletree to a Clarion. At that time, we entered into an agreement with a regional management company, Chambers Group, to take over operations of the hotel. The new management agreement has an indefinite life but is cancelable by us without penalty upon providing 30 days notice.

     On March 2, 2004, the City of Portland, through the Portland Development Commission (“PDC”), acquired our Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. We have been told that the property will be redeveloped for the purpose of student housing, academic, retail and conference uses for Portland State University. The PDC acquired the property for its fair market value of $19.7 million. Approximately $16.9 million of the proceeds were applied to the outstanding balance of our $130.0 million term loan, for which the property served as collateral. The remaining net proceeds were used for general corporate purposes. Additionally, we sold the related furniture, fixtures and equipment contained within the property to Portland State University for approximately $2.3 million and the proceeds from the sale were deposited into the furniture, fixtures and equipment reserve fund of the loan. The transfers resulted in a gain of approximately $1.6 million.

     During the quarter, the White Sand Villas hotel condominium tower was placed into service. The grand opening celebration was held in late March. During the first quarter, the sales of 85 units closed. The remaining six units closed in April. We are projecting that the total profit from this development project will be in excess of $11.5 million. Additionally, as all unit owners have entered into agreements with the resort to put their units back to the resort for use as hotel rooms, we expect to continue to receive income from the operation of these units.

     We are nearing completion of the architecture and design stage of the final component to the Pink Shell redevelopment project, which involves tearing down two low-rise buildings and replacing them with a new 43-unit building, Captiva Villas. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the prospect that the owners would put their unused room nights back to the resort by contract. Zoning for the new building, which will contain a full-service fine dining restaurant with a view of the Gulf of Mexico, has been approved. We started the marketing efforts and pre-sales of this new building during the first quarter of 2004. We expect to commence demolition of the existing buildings and construction of the new building once we have non-cancelable contracts for approximately two-thirds of the available units and have secured construction financing for the project.

     In April 2004, the ancillary conference center project at our Doubletree Portland Lloyd Center hotel was completed and became operational. The physical characteristics and the service standards within the facility were designed to meet criteria established by the International Association of Conference Centers (“IACC”). Upon completion of the project, the facilities were inspected by, and awarded membership to, IACC.

     During the first quarter of 2004, the Indiana Gaming Commission (the “Commission”) began to solicit proposals from interested parties to develop and operate a casino in Orange County, Indiana, where our French Lick Springs Resort and Spa is located. It is anticipated that the Commission will select an operator during 2004. We anticipate that a casino opening in Orange County would increase tourism in the county, leading to greater demand for rooms at our French Lick Springs Resort and Spa. Opening of a casino remains subject to many items including identification of a suitable operator, approval of the operator by the Indiana Gaming Commission and such operator’s ability to raise financing to fund construction of a riverboat casino.

     The outlook for the remainder of 2004 is uncertain; however, based upon our year to date results and our current booking trends, we are anticipating that the second quarter RevPAR for our entire portfolio will be flat to 2% above the same period last year with the full year 2004 RevPAR up 1% to 3% from 2003. For the second quarter, we anticipate a range of a $0.02 net loss to $0.03 of net income attributable to common shareholders per share. Full-year net losses should range between $0.73 and $0.53 per share. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.34 and $0.39 per fully-diluted share for the second quarter and $0.73 and $0.92 per share for the full year prior to the reduction for impairment. For a definition of FFO, a reconciliation of net loss to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

      During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of March 31, 2004 and were paid on April 15, 2004. The Board did not declare a common share dividend for the first quarter. We will continue to evaluate the status of a common share dividend; management will recommend to the Board of Directors resumption of the dividend when and at a level we believe that our RevPAR and cash flow can support, however, we will make distributions necessary, if any, to meet REIT requirements.

CRITICAL ACCOUNTING POLICIES

Investment in Hotel Properties

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

     In the first quarter of 2004, we recorded a charge of $4.3 million for impairment of real estate on one of our non-core west coast hotels as a result of a change in management’s intended holding period of the property. As of March 31, 2004, we did not believe that there were any factors or circumstances indicating impairment of any other of our investments in hotel properties.

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

     If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks discussed within this Quarterly Report on Form 10-Q.

Revenue recognition - Percentage of Completion

     In 2003, we began recognizing revenue related to the White Sand Villas project under the percentage of completion method. Condominium project revenue and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Starting in 2003 and during 2004, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit realized on the White Sand Villas could change if actual sales prices differ from current estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors.

FINANCIAL CONDITION

March 31, 2004 Compared to December 31, 2003

     As a result of the progress made towards completion of the White Sand Villas and the closing of the sale of 85 of the available units during the first quarter, the outstanding accounts receivable related to the recognition of revenue for the units based upon the percentage of completion method decreased in excess of $27 million. Release of restricted cash related to deposits made on the pre-sales (approximately $3.7 million at December 31, 2003) and the remaining proceeds from the closing of the sales of the 85 units were used to repay the construction loan related to the project ($13.2 million outstanding as of December 31, 2003) as well as to provide cash for general corporate purposes. Additionally, approximately $6.5 million of payables related to deposits received for pre-sales (whether or not used to fund construction) were released upon closing of the units.

     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Doubletree Portland Downtown Hotel as of December 31, 2003 have been classified as discontinued operations in the accompanying financial statements. As such, the only material changes in our financial condition as a result of the disposal of the hotel in the first quarter has been the removal of these segregated assets and liabilities and the receipt of the cash in excess of the paydown of the related $130.0 million loan.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     Total revenues from continuing operations decreased 1.5% to $61.5 million for the first quarter 2004 versus $62.4 million for the same period in 2003. The overall decrease is primarily due to the $6.7 million decrease in revenues from condominium development and unit sales as a result of the near completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003. Hotel revenues for the three months ended March 31, 2004 were $58.0 million, an 11.0% increase from $52.3 million in hotel revenues for the same period in 2003. This increase resulted primarily as a result of the inclusion of $4.8 million of revenues related to our Marco Island property, which was purchased in the third quarter of 2003. The remaining increase can be attributed to the slight increase in RevPAR and increases in food and beverage revenues. For further information, see the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR.

     Hotel operating profit margins of the 25 consolidated hotels under the TRS structure for the first quarter was 23.4%, an increase from the 22.8% hotel operating profit for the 24 consolidated hotels under the TRS structure for the first quarter of 2003. Excluding the contribution made by the Marco Island property in 2004, the hotel operating profit for the remaining consolidated hotels totaled 21.7%. Consistent with our peers, we continue to experience increases in payroll and related employee costs and benefits, insurance, food and energy.

     Cost of condominium development and unit sales decreased from $6.3 million for the first quarter of 2003 to $3.0 million for the first quarter of 2004 as a result of the near completion of the White Sand Villas project as well as the completion of the sales of the Sanibel View Villas units at our Pink Shell Beach Resort in 2003.

     Corporate general and administrative expenses increased $0.3 million over prior year due to increases in payroll and staffing levels, director’s fees and expenses, including directors and officers insurance, and legal fees. These additional costs had been anticipated to comply with new federal laws and regulations addressing corporate governance issues and with the new listing requirements of the New York Stock Exchange. We anticipate that we will continue to incur such costs.

     In the first quarter of 2004, Boykin changed the intended holding period of one of its non-core west coast properties, which indicated that the carrying value of the property was impaired and accordingly recorded an impairment charge of $4.3 million.

     Interest expense from continuing operations decreased from $4.0 million to $3.6 million from first quarter 2003 to 2004 primarily as a result of our weighted average interest rate of 5.2% at March 31, 2004 being significantly lower than the 6.6% rate as of the first quarter of 2003. Slightly offsetting this is an increase in the weighted average outstanding debt during 2004. The first quarter 2004 experienced a significant decrease in amortization of deferred financing costs as a result of the replacement of the previously existing credit facility and $45.0 million term loan with a new credit facility in October 2003 (the $78.0 million credit facility) which has approximately $2 million less of deferred costs to be amortized.

     In the third quarter of 2003, we disposed of certain assets due to water infiltration remediation activities. Insurance proceeds received in the first quarter of 2004 totaled $2.5 million and are recorded as gain on sale/disposal of assets within the consolidated financial statements.

     As a result of the above, the first quarter 2004 resulted in a net loss before discontinued operations of $4.2 million compared to the same period last year when we experienced a net loss of $1.3 million.

     In accordance with SFAS No. 144, the results of operations of the Doubletree Portland Downtown Hotel through the disposal date and for the three months ended March 31, 2003, have been classified as discontinued operations in the accompanying financial statements. Additionally, the first quarter 2003 results of operations of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

FFO

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

     We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     The following is a reconciliation between net loss and FFO for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(3,322)	$(1,538)
Minority interest	(906)	(804)
Gain on sale/disposal of assets	(4,096)	(1,417)
Real estate related depreciation and amortization	6,794	6,608
Real estate related depreciation and amortization included in discontinued operations	177	641
Equity in loss of unconsolidated joint ventures	731	844
FFO adjustment related to joint ventures	(197)	(184)
Preferred dividends declared	(1,188)	(1,188)

Funds from operations after preferred dividends	$(2,007)	$2,962
Less: Funds from operations related to minority interest	(271)	402

Funds from operations attributable to common shareholders	$(1,736)	$2,560

     FFO was negatively impacted by the $4.3 million impairment charge recorded during the three months ended March 31, 2004.

EBITDA

     We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT. EBITDA does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. EBITDA may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     The following is a reconciliation between operating income (loss) and EBITDA for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Operating income (loss)	$(3,372)	$3,341
Interest income	146	30
Other income	103	90
Real estate related depreciation and amortization	6,794	6,608
EBITDA attributable to discontinued operations	(98)	(466)
Company’s share of EBITDA of unconsolidated joint ventures	178	179
EBITDA applicable to joint venture minority interest	(44)	(30)

EBITDA	$3,707	$9,752

     EBITDA was negatively impacted by the $4.3 million impairment charge recorded during the three months ended March 31, 2004.

Key Hotel Operating Statistics

     The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
All Hotels (28 hotels) (a) (b)
Hotel revenues (in thousands)	$63,313	$61,822
RevPAR	$56.53	$56.35
Occupancy	57.2%	57.6%
Average daily rate	$98.83	$97.78
Comparable Hotels (24 hotels) (c)
Hotel revenues (in thousands)	$53,240	$52,267
RevPAR	$52.70	$53.17
Occupancy	56.8%	57.7%
Average daily rate	$92.73	$92.08

(a)	Includes all hotels owned or partially owned by Boykin as of March 31, 2004.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure for all periods presented and owned or partially owned by Boykin as of March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES:

     Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium sales. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including, but not limited to:

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

     As of March 31, 2004, we had $22.4 million of unrestricted cash and cash equivalents and $13.1 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance, and deposits received on pre-sales of White Sand Villas condominium units which had not yet closed. There were outstanding borrowings at quarter end totaling $69.9 million against our credit facility and $196.3 million against our two term notes payable. In March 2004, the balance of the $130.0 million term loan was reduced by approximately $16.9 million with proceeds from the disposition of the Doubletree Portland Downtown.

     As of March 31, 2004, the outstanding balance on the $23.3 million construction loan related to White Sand Villas was fully repaid. Proceeds from the sales of the individual units were applied to the outstanding balance.

     We currently have a $78.0 million credit facility ($69.9 million outstanding as of March 31, 2004) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. During the first quarter of 2004, we added a previously uncollateralized property with a net carrying value of $13.0 million as security for the facility. The addition of the collateral increased the availability under the facility.

     For information relating to the terms of our credit facility, our term notes and our construction loan, please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.

     Our $130.0 million and $108.0 million term notes payable and the construction loan are property-specific mortgages and have only financial reporting covenants. The credit facility contains covenants regarding overall leverage and debt service coverage. As of March 31, 2004, we are in compliance with such covenants.

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

     Due to the continued uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors did not declare a dividend for the common shareholders for the first quarter of 2004. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders and only if the outstanding balance has been reduced to $60.0 million. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares and anticipate that such dividends will be sufficient for us to maintain our REIT status. The resumption of a common dividend will depend upon the improving performance of our hotels and other factors that our Board of Directors considers relevant.

     We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and any minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash flows provided by operating activities, using availability under the credit facility, proceeds from dispositions of non-core assets and proceeds from additional financings.

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

Capital Projects

     For the three months ended March 31, 2004, we completed approximately $12.5 million of capital improvements at our hotels and our corporate headquarters. This amount included planned refurbishments and replacements at selected existing hotels as well as revenue generating projects, such as the development of an ancillary conference center within our Doubletree Portland Lloyd Center hotel. We anticipate spending an additional $16 to $20 million related to capital expenditures for the remainder of 2004. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund these costs.

     With regard to the planned Captiva Villas project, similar to Sanibel View Villas and White Sand Villas, the units in the tower will be sold as condominiums, with the prospect that the owners would put their unused room nights back to the resort by contract, which will provide us with continuing income. Subject to achieving a sufficient level of pre-sales, the project is currently expected to commence in late summer 2004. We are currently talking to various lenders regarding our financing options for the construction of Captiva Villas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include the $78.0 million secured credit facility, the $108.0 million secured term loan and our share of floating rate debt under our unconsolidated joint ventures of $24.5 million.

     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 39% of our outstanding debt at March 31, 2004, was fixed-rate in nature, compared with 41% at December 31, 2003. The weighted average interest rate of our variable rate debt and total debt as of March 31, 2004 was 4.1% and 5.2%, respectively.

     We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. As of March 31, 2004, we do not have any material market-sensitive financial instruments.

     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.4 million, based upon the balances outstanding on our variable rate instruments at March 31, 2004.

     Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by $3.6 million as compared with the fair market value at March 31, 2004, which was approximately $3.1 million higher than the carrying value.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regards to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.1	(a)	Amended and Restated Articles of Incorporation, as amended
	3.2	(b)	Code of Regulations
	3.3	(e)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
	4.1	(b)	Specimen Share Certificate
	4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
	4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
	4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
	4.4	(e)	Form of Preferred Share Certificate
	4.5	(e)	Form of Depositary Receipt
	31.1		Certification Pursuant to Rule 13a-14(a)
	31.2		Certification Pursuant to Rule 13a-14(a)
	32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		(a)	Incorporated by reference form Boykin’s Form 10-Q for the quarter ended June 30, 1999.
		(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
		(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
		(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
		(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, Boykin filed two Current Reports on Form 8-K as follows:

Date	Items Reported On
February 24, 2004	Item 7 – Financial Statements and Exhibits Item 12 – Results of Operations and Financial Condition Furnished the Company’s fourth quarter and year ended December 31, 2003 earnings release
March 17, 2004	Item 2 – Acquisition or Disposition of Assets
Item 7 – Financial Statements, Pro forma Financial Information and Exhibits
Furnished required information regarding disposition of the Doubletree Portland Downtown Hotel

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

May 6, 2004	/s/ Robert W. Boykin

Robert W. Boykin
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 6, 2004	/s/ Shereen P. Jones

Shereen P. Jones
Executive Vice President, Chief Financial and Investment Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(e)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(c)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(d)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(e)	Form of Preferred Share Certificate
4.5	(e)	Form of Depositary Receipt
31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(a)	Incorporated by reference form Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(d)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
	(e)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.