Form 10-Q
period 2004-06-30
BOYKIN LODGING CO
filed 2004-08-05
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [  ]

     The number of common shares, without par value, outstanding as of July 30, 2004 was 17,441,658.

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	4
Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2004 (unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)	6
Notes to Consolidated Financial Statements June 30, 2004 (unaudited)	7
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Investment in hotel properties	$628,904	$616,363
Accumulated depreciation	(155,516)	(146,072)

Investment in hotel properties, net	473,388	470,291
Cash and cash equivalents	18,121	14,013
Restricted cash	13,171	15,365
Accounts receivable, net of allowance for doubtful accounts of $145 and $151 as of June 30, 2004 and December 31, 2003	5,819	40,650
Rent receivable from lessee	17	254
Inventories	1,896	1,782
Deferred financing costs and other, net	2,667	3,018
Investment in unconsolidated joint ventures	15,898	16,158
Other assets	9,219	8,718
Assets related to discontinued operations, net	—	21,043

	$540,196	$591,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$64,946	$71,945
Term notes payable	195,373	210,074
Accounts payable and accrued expenses	38,914	45,200
Accounts payable to related party	945	945
Dividends/distributions payable	1,188	1,188
Due to lessees	—	164
Deferred lease revenue	318	—
Minority interest in joint ventures	1,115	1,177
Minority interest in operating partnership	10,350	11,495
Liabilities related to discontinued operations	—	17,563
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,441,658 and 17,344,380 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	358,723	357,290
Distributions and losses in excess of income	(129,198)	(124,321)
Unearned compensation – restricted shares	(2,478)	(1,428)

Total shareholders’ equity	227,047	231,541

	$540,196	$591,292

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 and 2003
(unaudited, amounts in thousands, except for per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Hotel revenues
Rooms	$40,219	$37,931	$77,979	$71,804
Food and beverage	19,587	18,525	37,115	34,259
Other	3,644	3,337	6,381	6,002

Total hotel revenues	63,450	59,793	121,475	112,065
Lease revenue	343	336	686	673
Other operating revenue	135	90	230	173
Revenues from condominium development and unit sales	1,181	7,286	4,274	17,096

Total revenues	65,109	67,505	126,665	130,007

Expenses:
Hotel operating expenses
Rooms	9,995	9,256	19,300	17,833
Food and beverage	13,534	12,851	25,860	24,547
Other direct	2,463	2,192	4,411	3,843
Indirect	19,700	17,426	38,794	34,297
Management fees to related party	1,391	1,195	3,077	2,133
Management fees – other	112	426	206	1,051

Total hotel operating expenses	47,195	43,346	91,648	83,704
Property taxes, insurance and other	4,203	3,582	8,465	7,682
Cost of condominium development and unit sales	482	5,353	3,481	11,685
Real estate related depreciation and amortization	6,829	8,495	13,623	15,103
Corporate general and administrative	2,027	2,268	4,052	3,948
Impairment of real estate	—	—	4,300	—

Total operating expenses	60,736	63,044	125,569	122,122

Operating income	4,373	4,461	1,096	7,885

Interest income	30	224	176	254
Other income	—	11	8	18
Interest expense	(3,595)	(4,081)	(7,175)	(8,106)
Amortization of deferred financing costs	(338)	(720)	(668)	(1,399)
Minority interest in earnings of joint ventures	(6)	(19)	(39)	(39)
Minority interest in loss of operating partnership	206	246	1,298	1,027
Equity in earnings (loss) of unconsolidated joint ventures	143	135	(588)	(709)

Income (loss) before gain on sale/disposal of assets and discontinued operations	813	257	(5,892)	(1,069)
Gain on sale/disposal of assets	8	343	2,523	376

Income (loss) before discontinued operations	821	600	(3,369)	(693)
Discontinued operations:
Operating loss from discontinued operations, net of minority interest income of $84 for the six months ended June 30, 2004 and $119 and $371 for the three and six months ended June 30, 2003, respectively	—	(669)	(476)	(2,089)
Gain (loss) on sale of assets, net of minority interest income (expense) of $(237) for the six months ended June 30, 2004 and $66 and $(142) for the three and six months ended June 30, 2003, respectively	—	(373)	1,344	802

Net income (loss)	821	(442)	(2,501)	(1,980)

Preferred dividends	(1,188)	(1,188)	(2,376)	(2,376)

Net loss attributable to common shareholders	$(367)	$(1,630)	$(4,877)	$(4,356)

Net loss attributable to common shareholders before discontinued operations per share
Basic	$(0.02)	$(0.03)	$(0.33)	$(0.18)
Diluted	$(0.02)	$(0.03)	$(0.33)	$(0.18)
Discontinued operations per share
Basic	$0.00	$(0.06)	$0.05	$(0.07)
Diluted	$0.00	$(0.06)	$0.05	$(0.07)
Net loss attributable to common shareholders per share
Basic	$(0.02)	$(0.09)	$(0.28)	$(0.25)
Diluted	$(0.02)	$(0.09)	$(0.28)	$(0.25)
Weighted average number of common shares outstanding
Basic	17,412	17,339	17,404	17,328
Diluted	17,446	17,420	17,495	17,418

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(unaudited, dollar amounts in thousands except for per-share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2003	181,000	17,344,380	$357,290	$(124,321)	$(1,428)	$231,541
Issuance of common shares	—	116,018	—	—	—	—
Restricted common share grants	—	—	1,589	—	(1,589)	—
Common share purchases for treasury	—	(18,740)	(156)	—	—	(156)
Dividends declared — $13.125 per Class A preferred share	—	—	—	(2,376)	—	(2,376)
Amortization of unearned compensation	—	—	—	—	539	539
Net loss	—	—	—	(2,501)	—	(2,501)

Balance at June 30, 2004	181,000	17,441,658	$358,723	$(129,198)	$(2,478)	$227,047

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(unaudited, amounts in thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,501)	$(1,980)
Adjustments to reconcile net loss to net cash flow provided by operating activities -
Gain on sale/disposal of assets	(4,104)	(1,320)
Impairment of real estate	4,300	—
Depreciation and amortization	14,555	17,845
Amortization of unearned compensation	539	410
Equity in loss of unconsolidated joint ventures	588	709
Deferred lease revenue	318	284
Minority interests	(1,106)	(1,217)
Changes in assets and liabilities -
Accounts receivable and inventories	34,972	853
Restricted cash	2,194	(2,621)
Accounts payable and accrued expenses	(6,929)	650
Amounts due to/from lessees	73	(340)
Other	(366)	(8,467)

Net cash flow provided by operating activities	42,533	4,806

Cash flows from investing activities:
Investment in unconsolidated joint ventures	(428)	(481)
Distributions received from unconsolidated joint ventures	91	209
Improvements and additions to hotel properties, net	(20,950)	(8,895)
Net proceeds from sale of assets	24,375	17,408

Net cash flow provided by investing activities	3,088	8,241

Cash flows from financing activities:
Payments of dividends and distributions	(2,376)	(9,598)
Net (repayments) borrowings against credit facility	(6,999)	4,000
Term note borrowings	14,133	3,004
Repayment of term notes	(45,704)	(17,999)
Payment of deferred financing costs	(309)	(619)
Net proceeds from issuance of common shares	—	155
Cash payment for common share purchases	(156)	(75)
Distributions to joint venture minority interest partners	(102)	(55)

Net cash flow used in financing activities	(41,513)	(21,187)

Net change in cash and cash equivalents	$4,108	$(8,140)
Cash and cash equivalents, beginning of period	14,013	25,453

Cash and cash equivalents, end of period	$18,121	$17,313

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(unaudited, dollar amounts in thousands except per share data)

          1. BACKGROUND:

          Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of June 30, 2004, Boykin owned interests in 28 hotels containing a total of 8,288 guest rooms located in 18 states.

Formation and Significant Events

          Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of June 30, 2004, Boykin had an 85.3% ownership interest in and was the sole general partner of the Partnership.

          Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Consolidated Joint Ventures

          As of June 30, 2004, Boykin owned three hotels through joint venture structures with hotel operators. The following table sets forth these joint ventures:

		Boykin	JV Partner
		Ownership	Ownership		Date of Hotel
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Purchase
BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	July 1997

Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	July 1997

Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World	November 1997

Unconsolidated Joint Ventures

          Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, L.L.C., which owns Hotel 71, located in downtown Chicago. Boykin directly owns the remaining 25% ownership interest in Boykin Chicago, L.L.C. thereby resulting in Boykin’s total ownership percentage in the hotel of 43.75%. Boykin Chicago L.L.C. has entered into a management agreement with a wholly-owned subsidiary of Boykin Management Company Limited Liability Company (“BMC”) to manage Hotel 71. Management and other fees earned by the subsidiary for the three and six months ended June 30, 2004 totaled $142 and $216, respectively. An additional $1 was paid for other services provided pursuant to the management agreement. For the six months ended June 30, 2004, fees of $1 were paid to a wholly-owned subsidiary of BMC for design services related to capital improvements at the hotel.

          Boykin has a 50% ownership interest in BoyCon, L.L.C. (“BoyCon”), a joint venture with an affiliate of Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Raleigh, North Carolina. BoyCon owns a 227-room Courtyard by Marriott® in Lyndhurst, New Jersey, which is managed by Concord.

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

          The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003:

	Boykin/AEW		Boykin/Concord
	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003
Total assets	$68,245	$68,601	$22,104	$22,272

Accrued expenses	3,347	2,884	502	469
Outstanding debt	36,705	37,236	16,561	16,728

Total liabilities	40,052	40,120	17,063	17,197
Minority interest	7,011	7,081	—	—
Equity	21,182	21,400	5,041	5,075

Boykin’s share of equity and minority interest	12,403	12,627	2,520	2,537
Boykin’s additional basis in Boykin Chicago, L.L.C.	975	994	—	—

Investment in unconsolidated joint venture	$13,378	$13,621	$2,520	$2,537

	Boykin/AEW				Boykin/Concord
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$4,762	$4,240	$7,220	$6,635	$1,924	$1,782	$3,558	$3,167
Hotel operating expenses	(3,036)	(2,476)	(5,333)	(4,752)	(1,072)	(916)	(2,055)	(1,793)
Real estate related depreciation	(777)	(778)	(1,551)	(1,549)	(278)	(282)	(555)	(586)
Property taxes, insurance and other	(347)	(436)	(694)	(566)	(132)	(134)	(268)	(276)

Operating income (loss)	602	550	(358)	(232)	442	450	680	512
Interest and other income	1	1	2	1	—	1	1	2
Amortization	(40)	(69)	(115)	(138)	(22)	(22)	(44)	(44)
Interest expense	(406)	(438)	(818)	(877)	(189)	(202)	(379)	(407)
Other	—	(10)	—	(6)	(84)	7	(109)	(395)

Net income (loss) before minority interest	157	34	(1,289)	(1,252)	147	234	149	(332)
Boykin’s share of net income (loss)	69	18	(663)	(543)	74	117	75	(166)

Taxable REIT Subsidiaries

          Bellboy, Inc. (“Bellboy”) is a wholly-owned taxable REIT subsidiary (“TRS”) of Boykin which, through its subsidiaries, leased 24 of Boykin’s properties as of June 30, 2004. Boykin Chicago, L.L.C. and the Boykin/Concord joint venture each also have TRS entities, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively, that leased their properties. The joint venture with Davidson Hotel Company (“Davidson”) also formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), which leased the Marriott’s Hunt Valley Inn as of June 30, 2004.

          As of June 30, 2004, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the TRS structure.

          The consolidated financial statements include the operating results of the consolidated hotels under the TRS structure. For the one consolidated hotel not operated under the TRS structure, lease revenues are recorded within the consolidated financial statements.

Hilton Modification Agreement

          In connection with the terms of an agreement which Boykin entered into with Hilton Hotels Corporation (“Hilton”) during 2003, Hilton ceased management of Boykin’s hotel in Yakima, Washington, in February 2004. Simultaneously, the hotel changed from a Doubletree to a Clarion. At that time, Boykin entered into an agreement with a regional management company, Chambers Group, to take over operations of the hotel. The new management agreement has an indefinite life but is cancelable by Boykin without penalty upon providing 30 days’ notice.

Doubletree Portland Downtown Hotel

          On March 2, 2004, the City of Portland, through the Portland Development Commission (“PDC”), acquired Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, through its power of eminent domain. The PDC acquired the property for $19,700. Approximately $16,870 of the proceeds were applied to the outstanding balance of Boykin’s $130,000 term loan, for which the property served as collateral. The remainder of the net proceeds was available for general corporate purposes. Additionally, Boykin sold the related furniture, fixtures and equipment contained within the property to Portland State University for $2,272. The proceeds from the sale of the related furniture, fixtures and equipment were deposited into the furniture, fixtures and equipment reserve fund of the $130,000 term loan. Boykin recorded a gain on sale/disposal of assets of $1,581 as a result of these transactions.

Hotel Managers

          As of June 30, 2004, BMC and certain of its subsidiaries managed 24 of the 28 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Chambers Group, Concord, Davidson and Outrigger Lodging Services each managed one property as of such date.

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

          These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condominium Units

          Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Beginning in 2003, revenue was recognized under percentage of completion accounting for the White Sand Villas project at the Pink Shell Beach Resort as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit margin realized on the White Sand Villas could change if estimated costs change due to a change in scope or scheduling of the project or other factors. Boykin reported revenues of $4,274 and $12,916 and costs of $3,481 and $8,988 under the percentage of completion method of accounting for the six month periods ended June 30, 2004 and 2003, respectively.

          Boykin began closing on the sales of the units during the first quarter of 2004. As of June 30, 2004, all of the 91 available units had closed and all sales proceeds had been collected. However, the contractors for the project are still required to fulfill certain obligations under the contract for the building. Therefore, a portion of revenues and related costs are yet to be recognized.

          The amount of costs in excess of the revenue recognized on the White Sand Villas project were $344 and $518 as of June 30, 2004 and December 31, 2003, respectively, and are reflected in other assets within the consolidated balance sheets. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $32,173 as of December 31, 2003. At June 30, 2004, the revenues collected from the sale of the units exceeded the revenues recognized on the units by $3,261.

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

          There were no properties held for sale as of June 30, 2004 and December 31, 2003, as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

Property Insurance Recoveries

          In 2003, Boykin disposed of certain assets due to water infiltration remediation activities. Insurance proceeds received in 2004 totaled $2,500 and are recorded as gain on sale/disposal of assets within the consolidated financial statements.

Stock-based Compensation

          At June 30, 2004, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and net loss per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net loss attributable to common shareholders	$(367)	$(1,630)	$(4,877)	$(4,356)
Stock-based employee compensation expense	(31)	(32)	(63)	(63)

Pro forma net loss attributable to common shareholders	(398)	(1,662)	(4,940)	(4,419)
Pro forma net loss attributable to common shareholders per share:
Basic	$(0.02)	$(0.10)	$(0.28)	$(0.26)
Diluted	$(0.02)	$(0.10)	$(0.28)	$(0.26)

New Accounting Pronouncements

          In May 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. Boykin did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Boykin has identified a consolidated joint venture which had a minority interest amount totaling $210 at June 30, 2004 that appeared to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of the joint venture arrangement. Accordingly, if and when the measurements and classification provision of these paragraphs are adopted, Boykin may be required to reclassify the liquidation amounts of such minority interest to liabilities with the resulting income statement effect being classified as a cumulative effect of an accounting change and subsequent fluctuations in current liquidation amounts recorded through interest expense.

          3. EARNINGS PER SHARE:

          Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and six months ended June 30, 2004 and 2003, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic	17,411,551	17,339,179	17,404,147	17,328,002
Effective of dilutive securities:
Common stock options	8,258	11,487	32,416	15,248
Restricted share grants	26,616	69,415	58,781	74,957

Diluted	17,446,425	17,420,081	17,495,344	17,418,207

          4. PARTNERSHIP UNITS/MINORITY INTERESTS:

          A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at June 30, 2004 and 2003. The weighted average number of limited partnership units outstanding for each of the three and six month periods ended June 30, 2004 and 2003 was 2,718,256.

          The minority interest liability is affected by the limited partnership units outstanding as well as the existence of preferred partnership units which are owned by Boykin. The preferred partnership units mirror the terms of the preferred depositary shares outstanding.

          5. DISCONTINUED OPERATIONS:

          The provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” require that hotels sold or held for sale be treated as discontinued operations.

          As discussed in Note 1, on March 2, 2004, Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, was acquired by the City of Portland through its power of eminent domain. During 2003, Boykin sold the Knoxville Hilton, the Hampton Inn Lake Norman, the Holiday Inn Lake Norman, a hotel in Springfield, Oregon and the Doubletree Spokane Valley.

          The assets and liabilities of the Doubletree Portland Downtown Hotel as of December 31, 2003, and the results of operations of the property through the 2004 disposal date and for the three and six months ended June 30, 2003, have been reclassified as discontinued operations in the accompanying financial statements. The operating results of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements for the three and six months ending June 30, 2003. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the dispositions.

          The results of operations and the financial position of the applicable properties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	—	$4,850	$721	$9,288
Hotel operating expenses	—	(3,885)	(748)	(8,285)
Management fees to related party	—	(29)	(12)	(60)
Management fees – other	—	(101)	—	(203)
Property taxes, insurance and other	—	(752)	(59)	(1,113)
Other expenses	—	(8)	(1)	(18)
Interest expense	—	(324)	(197)	(726)
Real estate related depreciation and amortization	—	(513)	(177)	(1,154)
Amortization of deferred financing costs	—	(26)	(87)	(189)

Loss from discontinued operations	—	$(788)	$(560)	$(2,460)

December 31,
2003
Accounts receivable, net	$217
Inventories	38
Other assets	266
Deferred financing costs, net	88
Investment in hotel properties, net	20,434

Total assets	$21,043

Accounts payable and accrued expenses	$647
Accounts payable to related party	46
Term notes payable	16,870

Total liabilities	$17,563

          6. CREDIT FACILITY:

          As of June 30, 2004, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $78,000 subject to borrowing base and loan-to-value limitations. Boykin had borrowed $64,946 and $71,945 at June 30, 2004 and December 31, 2003, respectively. The facility expires in October 2006 and currently bears interest at a floating rate of LIBOR plus 3.75% (4.88% at June 30, 2004). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by eight hotel properties with a net carrying value of $102,120 at June 30, 2004 and seven hotels with a net carrying value of $90,518 at December 31, 2003.

          The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. Boykin was in compliance with its covenants at June 30, 2004.

          7. TERM NOTES PAYABLE:

          Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of June 30, 2004 and December 31, 2003 was $104,248 and $122,597, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of June 30, 2004, the loan was secured by six Doubletree hotels with a net carrying value of $191,309 and, as of December 31, 2003, was secured by seven Doubletree hotels with a net carrying value of $209,123. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at June 30, 2004 and December 31, 2003.

          Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. The outstanding balance as of June 30, 2004 and December 31, 2003 was $91,125. During the second quarter, Boykin exercised an option to extend the maturity of this loan for one year, to July 2005. The loan was secured by six hotel properties with a net carrying value of $61,143 and $61,273 at June 30, 2004 and December 31, 2003, respectively. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (3.46% at June 30, 2004). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at June 30, 2004 and December 31, 2003. Subject to the terms of the loan agreement, BHC has purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% through July 2005. The cap had no value at June 30, 2004.

          In 2003, White Sand Villas Development LLC, a wholly-owned subsidiary of Bellboy, closed on a $23,300 construction loan with a bank. The loan, which had an outstanding balance of $13,222 at December 31, 2003, required principal payments based upon the closing of White Sand Villas unit sales and was repaid during the first quarter of 2004. The loan bore interest at a rate that fluctuated at LIBOR plus 2.50%.

          As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of June 30, 2004, there were no outstanding letters of credit. As of June 30, 2004, Boykin had not entered into any other significant off-balance sheet financing arrangements.

          Maturities of long-term debt at June 30, 2004 were as follows:

2004	$1,833
2005	95,010
2006	4,166
2007	4,448
2008	4,788
2009 and thereafter	85,128

$195,373

          8. RELATED PARTY TRANSACTIONS:

          Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,391 and $3,077 for the three and six months ended June 30, 2004 and $1,195 and $2,133 for the three and six months ended June 30, 2003, respectively. Management fees earned by BMC related to discontinued operations totaled $12 for the six month period ended June 30, 2004 and $29 and $60 for the three and six month periods ending June 30, 2003, respectively. An additional $25 was paid during 2004 for other services provided pursuant to the management agreements. The management agreements between Boykin and BMC were approved by the independent members of the Board of Directors. With respect to the consolidated hotels, Boykin had related party payables to BMC of $945 as of both June 30, 2004 and December 31, 2003, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

          For the three and six months ended June 30, 2004, Boykin paid a wholly-owned subsidiary of BMC $89 and $181, respectively, for design services related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the three and six months ended June 30, 2004, an additional $12 and $33, respectively, of sales proceeds was provided to BMC as a result of purchases made by Boykin.

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

          9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

          As of June 30, 2004 and December 31, 2003, there were $1,188 of preferred share dividends which were declared but not paid.

          Interest paid during the six month periods ended June 30, 2004 and 2003 was $8,171 and $8,959, respectively.

          In the first six months of 2004, Boykin granted 174,789 restricted common shares, valued at $1,589, under its Long–Term Incentive Plan.

          10. INCOME TAXES:

          Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin generally will not be subject to federal corporate income tax on that portion of its net income that does not relate to its TRS subsidiaries. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for the corporate level entities.

          Upon the effective date of the establishment of Boykin’s TRSs, Bellboy and Hunt Valley, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2004, Boykin has a deferred tax asset of approximately $7,319, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of June 30, 2004, the net operating loss carry-forwards have remaining lives of approximately 18 to 19 years.

          11. SUBSEQUENT EVENTS:

          In July 2004, Shawan Road Hotel L.P., one of Boykin’s consolidated joint ventures, closed on the sale of its Marriott’s Hunt Valley Inn property in Hunt Valley, Maryland for a price of $31,000. Net proceeds from the sale were distributed to the joint venture partners in accordance with the joint venture agreement with certain funds being retained to fund potential future expenses of the partnership. Boykin’s share of the net proceeds of the sale of the property distributed from the joint venture approximated $29,200, and were applied to the outstanding balance of the credit facility for which the property served as collateral. In connection with this sale, the commitment amount of the credit facility was reduced to $60,000.

          In July 2004, BoyCon entered into a new $18,500 mortgage and repaid the balance of its previously existing mortgage loan. The mortgage has a term of 5 years and bears interest at a rate of 5.99%. The loan requires principal repayment based on a 25-year amortization schedule and is non-recourse to the members of BoyCon except with respect to losses incurred by the lender which result from fraudulent or intentional actions or misrepresentation of the members.

          In August 2004, BoyStar Ventures, L.P., another of Boykin’s consolidated joint ventures, closed on the sale of its Holiday Inn Minneapolis West hotel in Minneapolis, Minnesota for a price of $9,325. As a result of the terms of the joint venture agreement, Boykin received the net proceeds from the sale of approximately $9,000. The net proceeds were applied to the outstanding balance of the credit facility for which the property served as collateral.

          In August 2004, the due diligence period on an agreement that Boykin entered into to sell its Radisson Hotel Mount Laurel expired. The sale is expected to close in late August and is subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Boykin Lodging Company, an Ohio corporation, (“Boykin”) is a real estate investment trust (“REIT”) that currently owns interests in 26 hotels throughout the United States. Boykin was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of June 30, 2004, Boykin had an 85.3% ownership interest in, is the sole general partner of and does all its business through the Partnership.

          Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.

SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2004

          Refer to the “Results of Operations” section below for discussion of our second quarter and year to date 2004 results compared to 2003 results.

          We are nearing completion of the architecture and design stage of the final component to the Pink Shell redevelopment project, which involves tearing down two low-rise buildings and replacing them with a new 43-unit building, Captiva Villas. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the prospect that the owners will put their unused room nights back to the resort by contract. Zoning for the new building, which will contain a full-service fine dining restaurant with a view of the Gulf of Mexico, has been approved. We began the marketing efforts and pre-sales of this new building during the first quarter of 2004. We expect to commence demolition of the existing buildings and construction of the new building once we have non-cancelable contracts for approximately two-thirds of the available units and have secured construction financing for the project.

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

          Earlier in 2004, the Indiana Gaming Commission (the “Commission”) began to solicit proposals from interested parties to develop and operate a casino in Orange County, Indiana, where our French Lick Springs Resort and Spa is located. In July, the Commission selected Trump Hotels & Casino Resorts to develop and operate the casino. The site and plans selected by the Commission include the casino being located adjacent to and connected with the French Lick Springs Resort and Spa. We anticipate that the casino opening will increase tourism in the county, leading to greater demand for rooms at our French Lick Springs Resort and Spa. The opening of a casino remains subject to many items, including the operator’s ability to raise financing to fund construction of a casino.

          The outlook for the remainder of 2004 has improved, and based upon our year to date results and our current booking trends, we are anticipating that the third quarter RevPAR for our entire portfolio will be 4.5% to 6.5% above the same period last year with the full year 2004 RevPAR up 1.5% to 3.5% from 2003. Net income attributable to common shareholders per share is expected to range between $0.27 and $0.33 for the third quarter with net losses ranging from $0.29 and $0.17 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.23 and $0.29 per fully-diluted share for the third quarter and $0.73 and $0.85 per share for the full year. For a definition of FFO, a reconciliation of net loss to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

          During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of June 30, 2004 and were paid on July 15, 2004. The Board did not declare a common share dividend for the second quarter. We will continue to evaluate the status of a common share dividend; management will recommend to the Board of Directors resumption of the dividend when and at a level that we believe our RevPAR and cash flow can support. We will make distributions necessary, if any, to meet REIT requirements.

CRITICAL ACCOUNTING POLICIES

Investment in Hotel Properties

          We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We did not believe that there were any factors or circumstances indicating impairment in the second quarter of 2004.

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

Revenue recognition — Percentage of Completion

          In 2003, we began recognizing revenue related to the White Sand Villas project under the percentage of completion method. Condominium project revenue and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Starting in 2003 and during 2004, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit realized on the White Sand Villas changes if actual sales prices differ from estimates and if estimated costs change due to a change in scope or scheduling of the project or other factors.

FINANCIAL CONDITION

June 30, 2004 Compared to December 31, 2003

          As a result of the progress made towards completion of the White Sand Villas and the closing of the sale of the 91 available units during 2004, outstanding accounts receivable related to the recognition of revenue for the units based upon the percentage of completion method decreased in excess of $35.5 million. Release of restricted cash related to deposits made on the pre-sales (approximately $4.7 million at December 31, 2003) and the remaining proceeds from the closing of the sale of the 91 units were used to repay the construction loan related to the project ($13.2 million outstanding as of December 31, 2003) as well as to provide cash for general corporate purposes. Additionally, approximately $7.8 million of payables related to deposits received for pre-sales (whether or not used to fund construction) were released upon closing of the units.

          In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Doubletree Portland Downtown Hotel as of December 31, 2003 have been classified as discontinued operations in the accompanying financial statements. As such, the only material changes in our financial condition as a result of the disposal of the hotel in 2004 has been the removal of these segregated assets and liabilities and the receipt of the cash in excess of the paydown of the related $130.0 million loan, of which a portion was used to fund restricted cash balances required under the loan.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

          Total revenues from continuing operations decreased 3.5% to $65.1 million for the second quarter 2004 versus $67.5 million for the same period in 2003. The overall decrease is primarily due to the $6.1 million decrease in revenues from condominium development and unit sales as a result of the near completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003. Hotel revenues for the three months ended June 30, 2004 were $63.5 million, a 6.1% increase from $59.8 million in hotel revenues for the same period in 2003. This net increase is primarily a result of the inclusion of $3.5 million of revenues related to our Marco Island property, which was purchased in the third quarter of 2003. For further information, see the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR.

          Hotel operating profit margins of the 25 consolidated hotels under the TRS structure for the second quarter was 25.6%, a decrease from the 27.5% hotel operating profit margin for the 24 consolidated hotels under the TRS structure for the second quarter of 2003. The decrease was primarily due to the continuing industry-wide trend of increasing employee expenses such as workers compensation insurance and employment taxes accompanied by company-specific events including opening costs related the White Sand Villas, increasing franchise fees as a result of new agreements and scheduled increases to existing agreements, and increases in preventative maintenance at our properties. Partially offsetting these increased costs was the addition of the Marco Island property which experienced higher than portfolio average margins for the second quarter of 2004.

          Property taxes, insurance and other increased over $0.6 million to $4.2 million for the second quarter of 2004 versus the second quarter of 2003. The main reason for this change is increased contractual payments to owners of the condominiums at the Pink Shell Beach Resort for use of their units as hotel rooms as a result of the sellout of the Sanibel View Villas during 2003 and the completion and sales of the White Sand Villas tower in 2004. All unit owners in each building have contractually put their units back to the resort for use as hotel rooms. The addition of the Marco Island property also resulted in increases in these expenses.

          Cost of condominium development and unit sales decreased from $5.4 million for the second quarter of 2003 to $0.5 million for the second quarter of 2004 as a result of the near completion of the White Sand Villas project as well as the completion of the sales of the Sanibel View Villas units at our Pink Shell Beach Resort in 2003.

          Real estate related depreciation and amortization decreased $1.7 million from the second quarter of 2003 primarily because during 2003 we recorded a $1.7 million acceleration of depreciation related to the pending demolition and removal of two existing buildings at the Pink Shell Beach Resort to make way for the planned Captiva Villas building. There was no similar activity during the second quarter of 2004.

          Interest expense from continuing operations decreased from $4.1 million to $3.6 million from second quarter 2003 to 2004 due to our weighted average interest rate of 5.2% at June 30, 2004 being significantly lower than the 6.5% rate as of the second quarter of 2003. The decline in rate was primarily due to the expiration of our previously existing swap which fixed $83.0 million of our debt at 7.32% during the second quarter of 2003. The swap expired in July 2003 at which time we did not renew the swap or purchase a replacement instrument. Partially offsetting this decrease was an increase in our weighted average outstanding debt during 2004 of approximately 9%.

          The second quarter 2004 experienced a significant decrease in amortization of deferred financing costs as a result of the replacement of the previously existing credit facility and $45.0 million term loan with a new credit facility in October 2003 which has approximately $2 million less of deferred costs to be amortized.

          Gain on sale/disposals of assets during the second quarter of 2003 totaled $0.3 million due to eminent domain action taken by the local county related to our hotel in Bellevue, Washington, whereby a portion of the hotel’s land was surrendered for funds of approximately $0.3 million. The surrender of the land did not have an impact on the operations of the hotel. There was no similar transaction during the second quarter of 2004.

          As a result of the above, the second quarter 2004 resulted in net income before discontinued operations of $0.8 million compared to the same period last year when we experienced net income of $0.6 million.

          In accordance with SFAS No. 144, the results of operations of the Doubletree Portland Downtown Hotel through the disposal date and for the three months ended June 30, 2003, have been classified as discontinued operations in the accompanying financial statements. Additionally, the second quarter 2003 results of operations of the properties sold during the second quarter of 2003 or later have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

          Total revenues from continuing operations decreased 2.6% to $126.7 million for the first six months of 2004 versus $130.0 million for the same period in 2003. The overall decrease is primarily due to the $12.8 million decrease in revenues from condominium development and unit sales as a result of the near completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003. Hotel revenues for the six months ended June 30, 2004 were $121.5 million, an 8.4% increase from $112.1 million in hotel revenues for the same period in 2003. This net increase is primarily a result of the inclusion of $8.3 million of revenues related to our Marco Island property, which was purchased in the third quarter of 2003. For further information, see the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR.

          Hotel operating profit margins of the 25 consolidated hotels under the TRS structure for the first six months of 2004 was 24.6%, a decrease from the 25.3% hotel operating profit margin for the 24 consolidated hotels under the TRS structure for the first six months of 2003. Similar to the quarter over quarter results, the decrease was primarily due to the continuing industry-wide trend of increasing employee expenses such as workers compensation insurance and employment taxes accompanied by company-specific events including increasing franchise fees as a result of new agreements and scheduled increases to existing agreements, and increases in preventative maintenance at our properties. Partially offsetting these increased costs was the addition of the Marco Island property which experienced higher margins than the portfolio average.

          Property taxes, insurance and other increased approximately $0.8 million to $8.5 million for the first six months of 2004 versus the first six months of 2003. The increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell Beach Resort for use of their units as hotel rooms as a result of the sellout of Sanibel View Villas in 2003 and the completion and sales of the White Sand Villas tower in 2004. All unit owners in each building contractually put their units back to the resort for use as hotel rooms. The addition of the Marco Island property also resulted in increases in these expenses.

          Cost of condominium development and unit sales decreased from $11.7 million for the first six months of 2003 to $3.5 million for the first six months of 2004 as a result of the near completion of the White Sand Villas project as well as the completion of the sales of the Sanibel View Villas units at our Pink Shell Beach Resort in 2003.

          Real estate related depreciation and amortization decreased $1.5 million from the first six months of 2003 primarily due to the recording of a $1.7 million acceleration of depreciation related to the pending demolition and removal of two existing buildings at the Pink Shell Beach Resort to make way for the planned Captiva Villas building in 2003. There was no similar activity which occurred during 2004.

          In 2004, Boykin recorded an impairment charge of $4.3 million on one of its non-core west coast properties due to a change in the intended holding period.

          Interest expense from continuing operations decreased from $8.1 million to $7.2 million from the first six months of 2003 to 2004 as our weighted average interest rate during 2004 was significantly lower than the rate throughout the first six months of 2003. The decline in rate was primarily due to the expiration of our previously existing swap which fixed $83.0 million of our debt at 7.32% during the first six months of 2003. Partially offsetting this decrease is an increase in our weighted average outstanding debt during 2004 of approximately 6%.

          Year-to-date 2004 experienced a significant decrease in amortization of deferred financing costs as a result of the replacement of the previously existing credit facility and $45.0 million term loan with a new credit facility in October 2003 which has approximately $2 million less of deferred costs to be amortized.

          In the second half of 2003, we disposed of certain assets due to water infiltration remediation activities. Insurance proceeds received in 2004 totaled $2.5 million and are recorded as gain on sale/disposal of assets within the consolidated financial statements. As mentioned above, in the first half of 2003, gain on sale/disposal of assets related primarily to eminent domain action taken by the local county related to our hotel in Bellevue, Washington, whereby a portion of the hotel’s land was surrendered for funds of approximately $0.3 million.

          As a result of the above, the first six months 2004 resulted in net loss before discontinued operations of $3.4 million compared to the same period last year when we experienced net loss of $0.7 million.

          In accordance with SFAS No. 144, the results of operations of the Doubletree Portland Downtown Hotel through the disposal date and for the six months ended June 30, 2003, have been reclassified as discontinued operations in the accompanying financial statements. Additionally, the first half 2003 results of operations of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to Note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

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

          The following is a reconciliation between net income (loss) and FFO for the three and six months ended June 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$821	$(442)	$(2,501)	$(1,980)
Minority interest	(200)	(412)	(1,106)	(1,217)
(Gain) loss on sale/disposal of assets	(8)	96	(4,104)	(1,320)
Real estate related depreciation and amortization	6,829	8,495	13,623	15,103
Real estate related depreciation and amortization included in discontinued operations	—	513	177	1,154
Equity in (income) loss of unconsolidated joint ventures	(143)	(135)	588	709
FFO adjustment related to joint ventures	603	584	406	400
Preferred dividends declared	(1,188)	(1,188)	(2,376)	(2,376)

Funds from operations after preferred dividends	$6,714	$7,511	$4,707	$10,473
Less: Funds from operations related to minority interest	907	1,018	636	1,420

Funds from operations attributable to common shareholders	$5,807	$6,493	$4,071	$9,053

          FFO was negatively impacted by the $4.3 million impairment charge recorded during the six months ended June 30, 2004.

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

          The following is a reconciliation between operating income and EBITDA for the three and six months ended June 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating income	$4,373	$4,461	$1,096	$7,885
Interest income	30	224	176	254
Other income	—	11	8	18
Real estate related depreciation and amortization	6,829	8,495	13,623	15,103
EBITDA attributable to discontinued operations	—	75	(99)	(391)
Company’s share of EBITDA of unconsolidated joint ventures	963	948	1,141	1,127
EBITDA applicable to joint venture minority interest	(18)	(31)	(61)	(61)

EBITDA	$12,177	$14,183	$15,884	$23,935

          EBITDA was negatively impacted by the $4.3 million impairment charge recorded during the six months ended June 30, 2004.

Key Hotel Operating Statistics

          The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
All Hotels (28 hotels) (a) (b)
Hotel revenues (in thousands)	$71,374	$70,307	$134,687	$132,129
RevPAR	$62.39	$62.31	$59.47	$59.35
Occupancy	62.8%	63.4%	60.0%	60.5%
Average daily rate	$99.32	$98.28	$99.09	$98.04
Comparable Hotels (24 hotels) (c)
Hotel revenues (in thousands)	$59,910	$59,817	$113,150	$112,084
RevPAR	$57.68	$58.96	$55.20	$56.08
Occupancy	61.7%	63.2%	59.3%	60.5%
Average daily rate	$93.42	$93.21	$93.09	$92.67

(a)	Includes all hotels owned or partially owned by Boykin as of June 30, 2004.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure for all periods presented and owned or partially owned by Boykin as of June 30, 2004.

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

          As of June 30, 2004, we had $18.1 million of unrestricted cash and cash equivalents and $13.2 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance. There were outstanding borrowings at quarter end totaling $64.9 million against our credit facility and $195.4 million against our two term notes payable.

          We have a $60.0 million credit facility to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. During the first quarter of 2004, we added a previously uncollateralized property with a net carrying value of $13.0 million as security for the facility. The addition of the collateral increased the availability under the facility. Subsequent to June 30, 2004, two properties which previously secured the facility were sold, reducing availability under the facility.

          For information relating to the terms of our credit facility and our term notes please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.

          Our $130.0 million and $108.0 million term notes payable are property-specific mortgages and have only financial reporting covenants. The credit facility contains covenants regarding overall leverage and debt service coverage. As of June 30, 2004, we are in compliance with such covenants.

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

          Due to the continued uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors did not declare a dividend with respect to our common shares for the second quarter of 2004. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares and anticipate that such dividends will be sufficient for us to maintain our REIT status. The resumption of a common dividend will depend upon the improving performance of our hotels and other factors that our Board of Directors considers relevant.

          We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, scheduled debt maturities, distributions on the preferred shares and any minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash flows provided by operating activities, using availability under the credit facility, proceeds from dispositions of non-core assets and proceeds from additional financings. We also consider capital improvements, construction, and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.

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

Capital Projects

          For the six months ended June 30, 2004, we spent approximately $21.0 million for capital improvements at our hotels and for technology improvements. This amount included planned refurbishments and replacements at selected existing hotels as well as revenue generating projects, such as the development of an ancillary conference center within our Doubletree Portland Lloyd Center hotel. We anticipate spending an additional $10 to $12 million related to capital expenditures for the remainder of 2004. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund these costs.

          With regard to the planned Captiva Villas project, similar to Sanibel View Villas and White Sand Villas, the units in the tower will be sold as condominiums, with the prospect that the owners will put their unused room nights back to the resort by contract, which will provide us with continuing income. Subject to achieving a sufficient level of pre-sales, the project is currently expected to commence in late 2004 or early 2005. We are currently talking to various lenders regarding our financing options for the construction of Captiva Villas.

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

          As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or local business economics could affect business, commercial and leisure travel. As a portion of the lodging industry’s sales are based upon travel, a change in travel may affect demand for rooms, which would affect hotel revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include the secured credit facility, the $108.0 million secured term loan and our share of floating rate debt under our unconsolidated joint ventures of $24.3 million at June 30, 2004.

          We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 40% of our outstanding debt at June 30, 2004, was fixed-rate in nature, compared with 41% at December 31, 2003. The weighted average interest rate of our variable rate debt and total debt as of June 30, 2004 was 4.1% and 5.2%, respectively.

          We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. As of June 30, 2004, we do not have any material market-sensitive financial instruments.

          We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of ¼% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.4 million, based upon the balances outstanding on our variable rate instruments at June 30, 2004.

          Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by $3.4 million as compared with the fair market value at June 30, 2004, which was approximately $3.7 million higher than the carrying value.

ITEM 4. CONTROLS AND PROCEDURES

          As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regards to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

          There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

          We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
April 1, 2004 - April 30, 2004	—	—	—	—
May 1, 2004 - May 31, 2004	—	—	—	—
June 1, 2004 - June 30, 2004	9,477	$7.375	—	—

Total	9,477	$7.375	—	—

          Commencing June 1, 2001, participants in Boykin’s Long-Term Incentive Plan have the option to exchange shares of Boykin that have not been subject to restriction, vesting or forfeiture in the previous six months to satisfy minimum tax withholding requirements for shares that are currently vesting. The price at which Boykin purchases the shares from the participant is based upon the average of the high and low trading price of the shares on the previous trading day.

          Such election is effective unless and until the earlier of termination by the participant or the Long-Term Incentive Plan Committee of Boykin’s Board of Directors.

          The activity for those who have elected such option is shown above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Boykin held its annual meeting of shareholders on May 20, 2004 at the Cleveland Airport Marriott in Cleveland, Ohio. At the meeting, the shareholders voted to elect the Board of Directors for the term ending in 2005. The individuals listed below were elected to Boykin’s Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Against	Abstention	Shares not Voted
Albert T. Adams	9,844,670	0	6,541,490	1,391,697
Robert W. Boykin	15,942,309	0	443,851	1,391,697
Lee C. Howley, Jr.	14,959,919	0	1,426,241	1,391,697
James B. Meathe	15,072,869	0	1,313,291	1,391,697
Mark J. Nasca	15,680,900	0	705,260	1,391,697
William H. Schecter	15,129,847	0	1,256,313	1,391,697
Ivan J. Winfield	14,939,222	0	1,446,938	1,391,697

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(c)	Form of Preferred Share Certificate
4.5	(c)	Form of Depositary Receipt
31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(b)	Reports on Form 8-K

               During the quarter ended June 30, 2004, Boykin filed two Current Reports on Form 8-K as follows:

Date	Items Reported On
April 20, 2004	Item 4 — Changes in Registrant’s Certifying Accountant
Item 7 — Financial Statements and Exhibits
Announced the engagement of Grant Thornton LLP as the Company’s independent auditor for the fiscal year ending December 31, 2004
May 6, 2004	Item 7 — Financial Statements and Exhibits
Item 12 — Results of Operations and Financial Condition Furnished the Company’s first quarter ended March 31, 2004 earnings release

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

August 5, 2004	/s/ Robert W. Boykin

Robert W. Boykin
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 5, 2004	/s/ Shereen P. Jones

Shereen P. Jones
Executive Vice President, Chief Financial and Investment Officer
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(c)	Form of Preferred Share Certificate
4.5	(c)	Form of Depositary Receipt
31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.