Form 10-Q
period 2004-09-30
BOYKIN LODGING CO
filed 2004-11-05
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Yes ☒       No ☐

     The number of common shares, without par value, outstanding as of October 29, 2004 was 17,450,314.

PART I

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	4
Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2004 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)	6
Notes to Consolidated Financial Statements September 30, 2004 (unaudited)	7
EX-31.1 Certification Pursuant to Rule 13A-14(A)
EX-31.2 Certification Pursuant to Rule 13A-14(A)
EX-32.1 Certification Pursuant to 18 U.S.C. Section 1350
EX-32.2 Certification Pursuant to 18 U.S.C. Section 1350

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Investment in hotel properties	$552,588	$552,155
Accumulated depreciation	(127,852)	(128,340)

Investment in hotel properties, net	424,736	423,815
Cash and cash equivalents	13,265	14,013
Restricted cash	13,551	15,365
Accounts receivable, net of allowance for doubtful accounts of $180 and $145 as of September 30, 2004 and December 31, 2003	11,283	40,016
Rent receivable from lessee	165	254
Inventories	1,740	1,616
Deferred financing costs and other, net	2,291	2,948
Investment in unconsolidated joint ventures	14,622	16,158
Other assets	10,588	8,340
Assets related to discontinued operations, net	—	68,767

	$492,241	$591,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$11,446	$71,945
Term notes payable	194,474	210,074
Accounts payable and accrued expenses	39,369	43,568
Accounts payable to related party	1,378	898
Dividends/distributions payable	1,188	1,188
Due to lessees	—	164
Deferred lease revenue	439	—
Minority interest in joint ventures	934	1,177
Minority interest in operating partnership	11,042	11,495
Liabilities related to discontinued operations	—	19,242
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,450,314 and 17,344,380 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	358,688	357,290
Distributions and losses in excess of income	(124,477)	(124,321)
Unearned compensation — restricted shares	(2,240)	(1,428)

Total shareholders’ equity	231,971	231,541

	$492,241	$591,292

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Hotel revenues
Rooms	$36,129	$32,705	$105,883	$96,714
Food and beverage	14,784	13,461	46,214	42,645
Other	4,870	3,297	10,874	8,885

Total hotel revenues	55,783	49,463	162,971	148,244
Lease revenue	571	501	1,257	1,175
Other operating revenue	100	79	296	231
Revenues from condominium development and unit sales	3,267	12,436	7,541	29,532

Total revenues	59,721	62,479	172,065	179,182

Expenses:
Hotel operating expenses
Rooms	9,071	8,211	26,189	24,020
Food and beverage	10,651	9,430	32,669	30,705
Other direct	2,275	2,031	6,331	5,536
Indirect	17,818	16,951	52,236	47,085
Management fees to related party	1,468	1,169	4,394	3,187
Management fees — other	13	80	49	924

Total hotel operating expenses	41,296	37,872	121,868	111,457
Property taxes, insurance and other	3,877	3,615	11,652	10,562
Cost of condominium development and unit sales	2,028	8,135	5,509	19,820
Real estate related depreciation and amortization	6,275	6,823	18,374	20,350
Corporate general and administrative	2,721	1,877	6,733	5,815
Impairment of real estate	—	—	4,300	—

Total operating expenses	56,197	58,322	168,436	168,004

Operating income	3,524	4,157	3,629	11,178

Interest income	(29)	117	140	364
Other income	—	4	8	21
Interest expense	(3,337)	(3,282)	(10,512)	(11,388)
Amortization of deferred financing costs	(335)	(290)	(1,003)	(1,689)
Minority interest in earnings of joint ventures	(41)	(34)	(80)	(74)
Minority interest in loss of operating partnership	199	219	1,649	1,378
Equity in earnings (loss) of unconsolidated joint ventures	14	(109)	(574)	(818)

Income (loss) before gain (loss) on sale/disposal of assets and discontinued operations	(5)	782	(6,743)	(1,028)
Gain (loss) on sale/disposal of assets	861	(28)	3,368	348

Income (loss) before discontinued operations	856	754	(3,375)	(680)
Discontinued operations:
Operating income (loss) from discontinued operations, net of minority interest income (expense) of $315 and $(72) for the three months ended September 30, 2004 and 2003, respectively, and $249 and $167 for the nine months ended September 30, 2004 and 2003, respectively	(1,783)	405	(1,412)	(944)
Gain (loss) on sale of assets, net of minority interest income (expense) of $(1,206) and $26 for the three months ended September 30, 2004 and 2003, respectively, and $(1,445) and $(116) for the nine months ended September 30, 2004 and 2003, respectively	6,835	(148)	8,194	654

Net income (loss)	$5,908	$1,011	$3,407	$(970)

Preferred dividends	(1,188)	(1,188)	(3,563)	(3,563)

Net income (loss) attributable to common shareholders	$4,720	$(177)	$(156)	$(4,533)

Net loss attributable to common shareholders before discontinued operations per share
Basic	$(0.02)	$(0.03)	$(0.40)	$(0.24)
Diluted	$(0.02)	$(0.03)	$(0.40)	$(0.24)
Discontinued operations per share
Basic	$0.29	$0.01	$0.39	$(0.02)
Diluted	$0.29	$0.01	$0.39	$(0.02)
Net income (loss) attributable to common shareholders per share (a)
Basic	$0.27	$(0.01)	$(0.01)	$(0.26)
Diluted	$0.27	$(0.01)	$(0.01)	$(0.26)
Weighted average number of common shares outstanding
Basic	17,447	17,344	17,418	17,334
Diluted	17,529	17,445	17,515	17,438

(a) Per share amounts may not add due to rounding

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(unaudited, dollar amounts in thousands except for per share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2003	181,000	17,344,380	$357,290	$(124,321)	$(1,428)	$231,541
Issuance of common shares	—	128,745	—	—	—	—
Restricted common share grants	—	—	1,589	—	(1,589)	—
Common share purchases for treasury	—	(22,811)	(191)	—	—	(191)
Dividends declared
— $19.6875 per Class A preferred share	—	—	—	(3,563)	—	(3,563)
Amortization of unearned compensation	—	—	—	—	777	777
Net income	—	—	—	3,407	—	3,407

Balance at September 30, 2004	181,000	17,450,314	$358,688	$(124,477)	$(2,240)	$231,971

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited, amounts in thousands)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,407	$(970)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities -
Gain on sale/disposal of assets	(13,007)	(1,118)
Impairment of real estate	4,300	—
Depreciation and amortization	21,493	26,027
Amortization of unearned compensation	777	583
Equity in loss of unconsolidated joint ventures	574	818
Deferred lease revenue	439	427
Minority interests	1,746	(1,355)
Changes in assets and liabilities -
Accounts receivable and inventories	31,002	(23,956)
Restricted cash	1,814	(6,228)
Accounts payable and accrued expenses	(6,066)	4,750
Amounts due to/from lessees	(75)	(422)
Other	(1,749)	3,745

Net cash flow provided by operating activities	44,655	2,301

Cash flows from investing activities:
Investment in unconsolidated joint ventures	(438)	(481)
Distributions received from unconsolidated joint ventures	1,373	267
Improvements and additions to hotel properties, net	(25,009)	(46,289)
Net proceeds from sale of assets	78,145	29,314

Net cash flow provided by (used in) investing activities	54,071	(17,189)

Cash flows from financing activities:
Payments of dividends and distributions	(3,563)	(10,786)
Net (repayments) borrowings against credit facility	(60,500)	27,500
Term note borrowings	14,133	7,206
Repayment of term notes	(46,602)	(18,552)
Payment of deferred financing costs	(309)	(681)
Net proceeds from issuance of common shares	—	154
Cash payment for common share purchases	(191)	(81)
Distributions to joint venture minority interest partners	(2,442)	(55)

Net cash flow provided by (used in) financing activities	(99,474)	4,705

Net change in cash and cash equivalents	$(748)	$(10,183)
Cash and cash equivalents, beginning of period	14,013	25,453

Cash and cash equivalents, end of period	$13,265	$15,270

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited, dollar amounts in thousands except per share data)

     1. BACKGROUND:

     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of September 30, 2004, Boykin owned interests in 25 hotels containing a total of 7,417 guest rooms located in 16 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of September 30, 2004, Boykin had an 85.3% ownership interest in and was the sole general partner of the Partnership.

     Since the IPO, Boykin has expanded its hotel portfolio by using capital raised through a combination of common share issuances, debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Consolidated Joint Venture

     Boykin has a 91% ownership interest in Boykin San Diego, LLC, a joint venture formed with Outrigger Lodging Services (“Outrigger”), a California-based, privately-held hotel management company. In November 1997, the joint venture purchased the Hampton Inn San Diego Airport/Sea World. Outrigger is the operator of the hotel.

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

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003:

	Boykin/AEW		Boykin/Concord
	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003
Total assets	$68,067	$68,601	$21,762	$22,272

Accrued expenses	3,737	2,884	510	469
Outstanding debt	36,448	37,236	18,476	16,728

Total liabilities	40,185	40,120	18,986	17,197
Minority interest	6,934	7,081	—	—
Equity	20,948	21,400	2,776	5,075

Boykin’s share of equity and minority interest	12,268	12,627	1,388	2,537
Boykin’s additional basis in Boykin Chicago, L.L.C.	966	994	—	—

Investment in unconsolidated joint venture	$13,234	$13,621	$1,388	$2,537

	Boykin/AEW				Boykin/Concord
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$4,984	$4,096	$12,204	$10,731	$1,868	$1,727	$5,426	$4,894
Hotel operating expenses	(3,137)	(2,844)	(8,470)	(7,596)	(1,052)	(986)	(3,107)	(2,779)
Real estate related depreciation	(777)	(793)	(2,328)	(2,343)	(279)	(276)	(834)	(862)
Property taxes, insurance and other	(592)	(275)	(1,286)	(841)	(142)	(128)	(410)	(404)

Operating income (loss)	478	184	120	(49)	395	337	1,075	849
Interest and other income	5	2	7	3	1	1	2	3
Amortization	(38)	(69)	(153)	(208)	(96)	(23)	(140)	(66)
Interest expense	(454)	(424)	(1,272)	(1,301)	(265)	(193)	(644)	(600)
Other	(1)	—	(1)	(6)	—	(75)	(109)	(470)

Net income (loss) before minority interest	(10)	(307)	(1,299)	(1,561)	35	47	184	(284)
Boykin’s share of net income (loss)	(3)	(132)	(666)	(676)	17	23	92	(142)

Taxable REIT Subsidiaries

     Bellboy, Inc. (“Bellboy”) is a wholly-owned taxable REIT subsidiary (“TRS”) of Boykin which, through its subsidiaries, leased 22 of Boykin’s properties as of September 30, 2004. Boykin Chicago, L.L.C. and the Boykin/Concord joint venture each also have TRS entities, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively, that leased their properties.

     As of September 30, 2004, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the TRS structure.

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

Marriott’s Hunt Valley Inn

     In July 2004, Shawan Road Hotel L.P., a previously existing consolidated joint venture between Boykin and Davidson Hotel Company, closed on the sale of the Marriott’s Hunt Valley Inn in Hunt Valley, Maryland for a price of $31,000. Net proceeds from the sale were distributed to the joint venture partners in accordance with the joint venture agreement, with certain funds being retained to fund potential future expenses of the partnership. Boykin’s share of the net proceeds of the sale of the property distributed from the joint venture approximated $29,200, and were applied to reduce the outstanding balance of Boykin’s credit facility, for which the property served as collateral. In connection with this sale, the commitment amount of the credit facility was reduced to $60,000.

Holiday Inn Minneapolis West

     In August 2004, BoyStar Ventures, L.P., a previously existing consolidated joint venture between Boykin and Interstate Hotels and Resorts, closed on the sale of the Holiday Inn Minneapolis West in Minneapolis, Minnesota for a price of $9,325. As a result of the terms of the joint venture agreement, Boykin received net proceeds from the sale of approximately $9,000. The net proceeds were applied to reduce the outstanding balance of Boykin’s credit facility, for which the property served as collateral.

Radisson Hotel Mount Laurel

     In September 2004, Boykin closed on the sale of the Radisson Hotel Mount Laurel in Mount Laurel, New Jersey for a price of $14,250. Boykin received net proceeds from the sale of approximately $13,800. A portion of the proceeds was applied to reduce the outstanding balance of the credit facility, for which the property served as collateral. The remainder of the proceeds was used for general corporate purposes.

Impact of Hurricanes

     In August and September, the state of Florida and Boykin’s hotels along the east and west coasts of the state endured the impact of several hurricanes. Boykin’s three hotels on the west coast, the Pink Shell Beach Resort and Spa (the “Pink Shell”), the Best Western Fort Myers Island Gateway Hotel (the “Best Western”) and the Radisson Suite Beach Resort — Marco Island (the “Radisson”) were impacted by Hurricane Charley. All three hotels were evacuated during the storm. The Best Western and the Radisson sustained only minor damage. Pink Shell had more extensive damage. The 43 units of the Captiva and Useppa buildings at the Pink Shell have been closed since the hurricane.

     Boykin’s Melbourne Hilton Oceanfront and Melbourne Quality Suites were damaged by Hurricane Frances, which struck the east coast of Florida in early September. Prior to the storm, both hotels were evacuated, and due to the damage to the guestrooms and common areas as a result of the storm, both hotels remain closed as of September 30, 2004. Due to shortages of materials and labor in Florida caused by the severity of the hurricanes, Boykin is unable to estimate when the hotels will resume normal operations, but Boykin expects the closure will be a minimum of six months. Boykin expects the majority of costs to repair the properties will be covered under its insurance policies. Boykin also maintains business interruption insurance to offset the effects of the closure on its operating results.

Hotel Managers

     As of September 30, 2004, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 22 of the 25 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Chambers Group, Concord, and Outrigger each managed one property as of such date.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The separate financial statements of Boykin, the Partnership, Bellboy and Boykin San Diego LLC discussed above are consolidated because Boykin exercises unilateral control over these entities. All significant intercompany transactions and balances have been eliminated. Boykin believes that the results of operations contained within the financial statements reflect all costs of Boykin doing business.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condominium Units

     Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Beginning in 2003, revenue was recognized under percentage of completion accounting for the White Sand Villas project at the Pink Shell as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The profit margin realized could change if estimated costs change due to a change in scope or scheduling of the project or other factors. Boykin reported revenues of $7,541 and $24,823 and costs of $5,509 and $16,804 under the percentage of completion method of accounting for the nine month periods ended September 30, 2004 and 2003, respectively.

     As of September 30, 2004, the sales of all of the 91 available units had closed, the proceeds had been collected and the contractors had completed their obligations; therefore, all project revenues and related costs had been recognized.

     The amount of costs in excess of the revenue recognized on the White Sand Villas project was $518 as of December 31, 2003, and is reflected in other assets within the consolidated balance sheet. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $32,173 as of December 31, 2003.

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

     There were no properties held for sale as of September 30, 2004 as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

Insurance Recoveries

     In 2003, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance proceeds received in 2004 totaled $3,383 and are recorded as gain on sale/disposal of assets within the consolidated financial statements. In the third quarter of 2004, Boykin recognized a $750 advance on its business interruption insurance claim related to the period when the remediation activities occurred. These proceeds are recorded as other hotel revenues within the consolidated financial statements.

     Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. Boykin has recorded estimated business interruption insurance recoveries in the amount of the operating loss sustained by the hotels since the storm. These estimates, totaling $577, are recorded as other hotel revenues within the consolidated financial statements. Estimated property insurance recoveries totaling $1,251 have been recorded as gain on sale/disposal of assets within the consolidated financial statements to the extent Boykin experienced a loss on the writeoff of the damaged or destroyed assets.

     As other property insurance claims are filed for repair work done at the properties, Boykin records estimated recoveries to offset the costs incurred, less appropriate deductibles.

Stock-based Compensation

     At September 30, 2004, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net income (loss) attributable to common shareholders	$4,720	$(177)	$(156)	$(4,533)
Stock-based employee compensation expense	(32)	(32)	(95)	(95)

Pro forma net income (loss) attributable to common shareholders	4,688	(209)	(251)	(4,628)
Pro forma net income (loss) attributable to common shareholders per share:
Basic	$0.27	$(0.01)	$(0.01)	$(0.27)
Diluted	$0.27	$(0.01)	$(0.01)	$(0.27)

     3. EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and nine months ended September 30, 2004 and 2003, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic	17,446,739	17,344,380	17,418,448	17,333,521
Effective of dilutive securities:
Common stock options	19,098	12,531	26,616	14,068
Restricted share grants	63,287	87,673	70,338	89,921

Diluted	17,529,124	17,444,584	17,515,402	17,437,510

     4. PARTNERSHIP UNITS/MINORITY INTERESTS:

     A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at September 30, 2004 and 2003. The weighted average number of limited partnership units outstanding for each of the three and nine month periods ended September 30, 2004 and 2003 was 2,718,256.

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

     As discussed in Note 1, on March 2, 2004, Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, was acquired by the City of Portland through its power of eminent domain. Additionally in 2004, Boykin sold Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West and the Radisson Hotel Mount Laurel. During 2003, Boykin sold the Knoxville Hilton, the Hampton Inn Lake Norman, the Holiday Inn Lake Norman, a hotel in Springfield, Oregon and the Doubletree Spokane Valley.

     The assets and liabilities of the four hotels disposed of in 2004 as of December 31, 2003, and the results of operations of the properties through the 2004 disposal/sale dates and for the three and nine months ended September 30, 2003, have been reclassified as discontinued operations in the accompanying financial statements. The operating results of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements for the three and nine months ending September 30, 2003. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the dispositions.

     The results of operations and the financial position of the applicable properties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$2,968	$10,221	$18,011	$32,815
Hotel operating expenses	(2,386)	(7,605)	(13,891)	(25,692)
Management fees to related party	(51)	(153)	(214)	(324)
Management fees — other	(22)	(83)	(192)	(493)
Property taxes, insurance and other	(147)	(520)	(895)	(2,367)
Other expenses	(21)	(22)	(62)	(49)
Interest income	7	5	14	12
Interest expense	—	(297)	(197)	(1,024)
Real estate related depreciation and amortization	(327)	(1,064)	(2,029)	(3,795)
Amortization of deferred financing costs	—	(5)	(87)	(194)
Minority interest in earnings of joint ventures	(2,119)	—	(2,119)	—

Income (loss) from discontinued operations	$(2,098)	$477	$(1,661)	$(1,111)

December 31,
2003
Accounts receivable, net	$851
Inventories	204
Other assets	644
Deferred financing costs and other, net	158
Investment in hotel properties, net	66,910

Total assets	$68,767

Accounts payable and accrued expenses	$2,279
Accounts payable to related party	93
Term notes payable	16,870

Total liabilities	$19,242

     6. CREDIT FACILITY:

     As of September 30, 2004, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $60,000, subject to borrowing base and loan-to-value limitations. The credit facility was reduced from $78,000 to $60,000 in the third quarter of 2004. Boykin had borrowed $11,446 and $71,945 under this facility at September 30, 2004 and December 31, 2003, respectively. The facility expires in October 2006 and currently bears interest at a floating rate of LIBOR plus 3.75% (5.625% at September 30, 2004). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by five hotel properties with a net carrying value of $58,428 at September 30, 2004 and seven hotels with a net carrying value of $90,518 at December 31, 2003.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. Boykin was in compliance with its covenants at September 30, 2004.

     7. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a term loan agreement in the original amount of $130,000 that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of September 30, 2004 and December 31, 2003 was $103,349 and $122,597, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of September 30, 2004, the loan was secured by six Doubletree hotels with a net carrying value of $189,906 and, as of December 31, 2003, was secured by seven Doubletree hotels with a net carrying value of $209,123. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at September 30, 2004 and December 31, 2003.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a term loan agreement. The outstanding balance as of September 30, 2004 and December 31, 2003 was $91,125. During the second quarter, Boykin exercised an option to extend the maturity of this loan for one year, to July 2005. The loan was secured by six hotel properties with a net carrying value of $63,998 and $61,273 at September 30, 2004 and December 31, 2003, respectively. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (4.0% at September 30, 2004). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at September 30, 2004 and December 31, 2003. Subject to the terms of the loan agreement, BHC has purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% through July 2005. The cap had no value at September 30, 2004.

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

     As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of September 30, 2004, there were no outstanding letters of credit. As of September 30, 2004, Boykin had not entered into any other significant off-balance sheet financing arrangements.

     Maturities of long-term debt at September 30, 2004 were as follows:

2004	$934
2005	95,010
2006	4,166
2007	4,448
2008	4,788
2009 and thereafter	85,128

$194,474

     8. RELATED PARTY TRANSACTIONS:

     Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,468 and $4,394 for the three and nine months ended September 30, 2004 and $1,169 and $3,187 for the three and nine months ended September 30, 2003, respectively. Management fees earned by BMC related to discontinued operations totaled $51 and $214 for the three and nine months ended September 30, 2004 and $153 and $324 for the three and nine months ended September 30, 2003, respectively. An additional $25 was paid during 2004 for other services provided pursuant to the management agreements. The management agreements between Boykin and BMC were approved by the independent members of the Board of Directors. With respect to the consolidated hotels, Boykin had related party payables to BMC of $1,378 and $991 as of September 30, 2004 and December 31, 2003, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

     Boykin Chicago L.L.C. has entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71. Management and other fees earned by the subsidiary for the three and nine months ended September 30, 2004 totaled $149 and $365, respectively. An additional $1 was paid for other services provided pursuant to the management agreement for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, fees of $1 were paid to a wholly-owned subsidiary of BMC for design services related to capital improvements at the hotel.

     For the three and nine months ended September 30, 2004, Boykin paid a wholly-owned subsidiary of BMC $71 and $252, respectively, for design services related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the three and nine months ended September 30, 2004, an additional $19 and $52, respectively, of sales proceeds was provided to BMC as a result of purchases made by Boykin.

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

     9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     As of September 30, 2004 and December 31, 2003, there were $1,188 of preferred share dividends which were declared but not paid.

     Interest paid during the nine month periods ended September 30, 2004 and 2003 was $11,002 and $12,799, respectively.

     In the first nine months of 2004, Boykin granted 174,789 restricted common shares, valued at $1,589, under its Long — Term Incentive Plan.

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

     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2004, Boykin has a deferred tax asset of approximately $8,195, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of September 30, 2004, the net operating loss carry-forwards have remaining lives of approximately 18 to 19 years.

     11. SUBSEQUENT EVENT:

     In November 2004, Boykin closed on the sale of its Ramada Inn Bellevue Center in Bellevue, Washington, for a price of $9,800. The net proceeds of the sale totaled approximately $9,400 and were used to reduce the outstanding balance on the credit facility and for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Boykin Lodging Company, an Ohio corporation, (“Boykin”) is a real estate investment trust (“REIT”) that currently owns interests in 24 hotels throughout the United States. Boykin was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of September 30, 2004, Boykin had an 85.3% ownership interest in, is the sole general partner of and does all its business through the Partnership.

     Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.

THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2004

     Refer to the “Results of Operations” section below for discussion of our third quarter and year to date 2004 results compared to 2003 results.

     During the third quarter of 2004, we sold three properties for a total of $54.6 million. Net proceeds from these sales to the Company totaled approximately $52.1 million, after reduction for costs of sale and distributions to the partner for the one asset held in a consolidated joint venture, and were used to reduce the outstanding balance of our credit facility and for general corporate purposes.

     Five of our hotels were impacted by hurricanes in Florida in the quarter. Two hotels, the Best Western Fort Myers Island Gateway Hotel and the Radisson Suite Beach Resort- Marco Island were evacuated for several days, suffered minimal damage and were reopened. The Pink Shell Beach Resort and Spa (the “Pink Shell”) was evacuated for approximately one week. The hurricane damaged the 43 units in the Useppa and Captiva buildings, which remain closed, while the remainder of the resort was reopened. At the beginning of September, Hurricane Frances hit the east coast of Florida, where the Melbourne Hilton Oceanfront and the Melbourne Quality Suites are located. Both hotels were evacuated prior to the storm and both hotels remain closed due to the damage from the storm. The hotels in Melbourne are not expected to resume normal operations for at least another six to nine months. We expect that the majority of costs to repair the properties will be covered under our insurance policies. Additionally, we also maintain business interruption insurance to offset the effects of the closure on the hotels’ operating results.

     We are continuing the marketing efforts and pre-sales of the final component to the Pink Shell redevelopment project, Captiva Villas. The project would entail demolition of the Useppa and Captiva buildings and the construction of a new 43-unit building. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract. Zoning for the new building, which will contain a full-service fine dining restaurant with a view of the Gulf of Mexico, has been approved. We expect to commence demolition of the existing buildings and construction of the new building within the next twelve months.

     Earlier in 2004, the Indiana Gaming Commission (the “Commission”) solicited proposals from interested parties to develop and operate a casino in Orange County, Indiana, where our French Lick Springs Resort and Spa is located. In July, the Commission selected Trump Hotels & Casino Resorts to develop and operate the casino. The site and plans selected by the Commission include the casino being located adjacent to and connected with the French Lick Springs Resort and Spa. We anticipate that the casino opening will increase tourism in the county, leading to greater demand for rooms at our French Lick Springs Resort and Spa. The opening of a casino remains subject to many items, including the operator’s ability to raise financing to fund construction of a casino.

     Based upon our year to date results and our current booking trends, we are anticipating that the fourth quarter RevPAR, meaning room revenue per available room, for our entire portfolio will be 2.0% to 4.0% above the same period last year with the full year 2004 RevPAR up 2.5% to 3.5% from 2003. Net loss attributable to common shareholders per share is expected to range between $0.29 and $0.25 for the fourth quarter and between $0.30 and $0.26 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.02 and $0.06 per fully-diluted share for the fourth quarter and $0.74 and $0.78 per share for the full year. For a definition of FFO, a reconciliation of net income (loss) to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

     During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of September 30, 2004 and were paid on October 15, 2004. The Board did not declare a common share dividend for the third quarter. We will continue to evaluate the status of a common share dividend; management will recommend to the Board of Directors resumption of the dividend when and at a level that we believe our cash flow can support. We intend to make distributions necessary, if any, to meet REIT requirements.

CRITICAL ACCOUNTING POLICIES

Investment in Hotel Properties

     We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We did not believe that there were any factors or circumstances indicating impairment in the third quarter of 2004.

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

FINANCIAL CONDITION

September 30, 2004 Compared to December 31, 2003

     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Doubletree Portland Downtown Hotel, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West and the Radisson Hotel Mount Laurel as of December 31, 2003 have been classified as discontinued operations in the accompanying financial statements. As such, the only material changes in our financial condition as a result of the disposal of the hotels in 2004 has been the removal of these segregated assets and liabilities and the receipt of the cash in excess of the paydown of the related debt instruments, of which a portion was used to fund restricted cash balances.

     As a result of the progress made towards completion of the White Sand Villas and the closing of the sale of the 91 available units during 2004, outstanding accounts receivable related to the recognition of revenue for the units based upon the percentage of completion method decreased in excess of $32.1 million. Release of restricted cash related to deposits made on the pre-sales (approximately $4.7 million at December 31, 2003) and the remaining proceeds from the closing of the sale of the 91 units were used to repay the construction loan related to the project ($13.2 million outstanding as of December 31, 2003) as well as to provide cash for general corporate purposes. Additionally, approximately $7.8 million of payables related to deposits received for pre-sales (whether or not used to fund construction) were released upon closing of the units.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

     Total revenues from continuing operations decreased 4.4% to $59.7 million for the third quarter 2004 versus $62.5 million for the same period in 2003. The overall decrease is primarily due to the $9.2 million decrease in revenues from condominium development and unit sales as a result of the completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003. Hotel revenues for the three months ended September 30, 2004 were $55.8 million, a 12.8% increase from $49.5 million in hotel revenues for the same period in 2003. Contributing to this increase is an additional $2.1 million of revenues related to our Marco Island property in the third quarter of 2004, as it was purchased during the third quarter of 2003. Additionally, included in third quarter hotel revenues is a $0.8 million advance related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003 and the first half of 2004. For further information, see the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR.

     Hotel operating profit margins of the consolidated hotels operated under the TRS structure for the third quarter were 26.0%, an increase from the 23.4% hotel operating profit margin for third quarter of 2003. One reason for the increased margin is the recognition of the insurance recoveries during the third quarter of 2004 within hotel revenues. In addition, the overall hotel operating margins increased as the increase in revenues was primarily due to higher occupancies at the hotels. When occupancy drives the increase in revenues, the result is a higher revenue to fixed cost ratio, leading to higher margins.

     Property taxes, insurance and other increased approximately $0.3 million to $3.9 million for the third quarter of 2004 versus the third quarter of 2003. The primary reason for this change is increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sellout of the Sanibel View Villas during 2003 and the completion and sales of the White Sand Villas tower in 2004. All unit owners in each building have contractually put their units back to the resort for use as hotel rooms. The acquisition of the Marco Island property also resulted in increased property taxes and insurance expense.

     Cost of condominium development and unit sales decreased from $8.1 million for the third quarter of 2003 to $2.0 million for the third quarter of 2004 as a result of the completion of the White Sand Villas project as well as the completion of the sales of the Sanibel View Villas units at our Pink Shell in 2003.

     Real estate related depreciation and amortization decreased $0.5 million from the third quarter of 2003 primarily because during 2003 we recorded a $1.7 million acceleration of depreciation related to the pending demolition and removal of two existing buildings at the Pink Shell to make way for the planned Captiva Villas building. There was no similar activity during the third quarter of 2004. The remaining net change is due to the depreciation relating to the Marco Island property and other recent capital expenditures.

     Corporate general and administrative expenses increased $0.8 million from the third quarter of 2003 primarily as a result of additional staffing and third party services in maintaining compliance with new federal laws and regulations addressing corporate governance issues and with the new listing requirements of the New York Stock Exchange.

     Gain (loss) on sale/disposals of assets during the third quarter of 2004 totaled $0.9 million primarily as a result of the receipt and recording of insurance proceeds related to disposals of certain assets in 2003 due to water infiltration remediation activities.

     As a result of the above, the third quarter 2004 resulted in net income before discontinued operations of $0.9 million compared to the same period last year when we experienced net income of $0.8 million.

     In accordance with SFAS No. 144, the results of operations of the Doubletree Portland Downtown Hotel, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West and the Radisson Hotel Mount Laurel through their respective disposal dates and for the three months ended September 30, 2003, have been classified as discontinued operations in the accompanying financial statements. Additionally, the third quarter 2003 results of operations of the properties sold during the third quarter of 2003 or later have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Total revenues from continuing operations decreased 4.0% to $172.1 million for the first nine months of 2004 versus $179.2 million for the same period in 2003. The overall decrease is primarily due to the $22.0 million decrease in revenues from condominium development and unit sales as a result of the completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003. Hotel revenues for the nine months ended September 30, 2004 were $163.0 million, a 9.9% increase from $148.2 million in hotel revenues for the same period in 2003. Contributing to this increase is an additional $10.4 million of revenues related to our Marco Island property, which was purchased in the third quarter of 2003. Additionally, included in 2004 hotel revenues is a $0.8 million advance related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003 and the first half of 2004. For further information, see the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR.

     Hotel operating profit margins of the consolidated hotels operating under the TRS structure for the first nine months of 2004 were 25.2%, an increase from the 24.8% hotel operating profit margin for the first nine months of 2003. The primary reason for the increased margin is the recognition of the insurance recoveries in 2004.

     Property taxes, insurance and other increased approximately $1.1 million to $11.7 million for the first nine months of 2004 versus the first nine months of 2003. The increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sellout of Sanibel View Villas in 2003 and the completion and sales of the White Sand Villas tower in 2004. All unit owners in each building contractually put their units back to the resort for use as hotel rooms. The addition of the Marco Island property also resulted in increases in property tax and insurance expenses.

     Cost of condominium development and unit sales decreased from $19.8 million for the first nine months of 2003 to $5.5 million for the first nine months of 2004 as a result of the completion of the White Sand Villas project as well as the completion of the sales of the Sanibel View Villas units at our Pink Shell in 2003.

     Real estate related depreciation and amortization decreased nearly $2.0 million from the first nine months of 2003 primarily due to the recording of $3.4 million of acceleration of depreciation related to the pending demolition and removal of two existing buildings at the Pink Shell to make way for the planned Captiva Villas building in 2003. There was no similar activity which occurred during 2004. The remaining net change is due to the depreciation on Marco Island and other recent capital expenditures.

     Corporate general and administrative expenses increased $0.9 million from the first nine months of 2003 primarily as a result of additional staffing and third party services in maintaining compliance with new federal laws and regulations addressing corporate governance issues and with the new listing requirements of the New York Stock Exchange.

     In 2004, Boykin recorded an impairment charge of $4.3 million on one of its non-core west coast properties due to a change in the intended holding period.

     Interest expense from continuing operations decreased from $11.4 million to $10.5 million from the first nine months of 2003 to 2004 as our weighted average interest rate during 2004 was significantly lower than the rate throughout the first nine months of 2003. The decline in rate was primarily due to the expiration of our previously existing swap which fixed $83.0 million of our debt at 7.32% during the first six months of 2003. Partially offsetting this decrease is an increase in our weighted average outstanding debt during 2004 of approximately 3%.

     The first nine months of 2004 experienced a $0.7 million decrease in amortization of deferred financing costs over the same period in the prior year as a result of the replacement of the previously existing credit facility and $45.0 million term loan with a new credit facility in October 2003 which has approximately $2 million less of deferred costs to be amortized.

     In the second half of 2003, we disposed of certain assets due to water infiltration remediation activities. Insurance proceeds received in 2004 totaled $3.4 million and are recorded as gain on sale/disposal of assets within the consolidated financial statements. In the first nine months of 2003, gain (loss) on sale/disposal of assets related primarily to eminent domain action taken by the local county related to our hotel in Bellevue, Washington, whereby a portion of the hotel’s land was surrendered for funds of approximately $0.3 million.

     As a result of the above, the first nine months 2004 resulted in net loss before discontinued operations of $3.4 million compared to the same period last year when we experienced net loss of $0.7 million.

     In accordance with SFAS No. 144, the results of operations of the Doubletree Portland Downtown Hotel, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West and the Radisson Hotel Mount Laurel through their respective disposal dates and for the nine months ended September 30, 2003, have been reclassified as discontinued operations in the accompanying financial statements. Additionally, the first nine months of 2003 results of operations of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to Note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

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

     The following is a reconciliation between net income (loss) and FFO for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$5,908	$1,011	$3,407	$(970)
Minority interest	2,852	(139)	1,746	(1,355)
(Gain) loss on sale/disposal of assets	(8,902)	202	(13,007)	(1,118)
Real estate related depreciation and amortization	6,275	6,823	18,374	20,350
Real estate related depreciation and amortization included in discontinued operations	327	1,064	2,029	3,795
Equity in (income) loss of unconsolidated joint ventures	(14)	109	574	818
FFO adjustment related to joint ventures	441	331	847	730
Preferred dividends declared	(1,188)	(1,188)	(3,563)	(3,563)

Funds from operations after preferred dividends	$5,699	$8,213	$10,407	$18,687
Less: Funds from operations related to minority interest	768	1,113	1,405	2,533

Funds from operations attributable to common shareholders	$4,931	$7,100	$9,002	$16,154

     FFO was negatively impacted by the $4.3 million impairment charge recorded during the nine months ended September 30, 2004.

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

     The following is a reconciliation between operating income and EBITDA for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating income	$3,524	$4,157	$3,629	$11,178
Interest income	(29)	117	140	364
Other income	—	4	8	21
Real estate related depreciation and amortization	6,275	6,823	18,374	20,350
EBITDA attributable to discontinued operations	348	1,843	2,771	3,902
Company’s share of EBITDA of unconsolidated joint ventures	890	736	2,031	1,863
EBITDA applicable to joint venture minority interest	(52)	(45)	(113)	(106)

EBITDA	$10,956	$13,635	$26,840	$37,572

     EBITDA was negatively impacted by the $4.3 million impairment charge recorded during the nine months ended September 30, 2004.

Key Hotel Operating Statistics

     The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
All Hotels (25 hotels) (a) (b)
Hotel revenues (in thousands)	$64,091	$58,467	$184,490	$177,311
RevPAR	$64.60	$59.70	$61.77	$60.24
Occupancy	67.1%	63.0%	62.5%	61.5%
Average daily rate	$96.25	$94.71	$98.89	$97.91
Comparable Hotels (21 hotels) (c)
Hotel revenues (in thousands)	$53,253	$49,016	$152,116	$147,815
RevPAR	$60.24	$56.83	$57.18	$56.94
Occupancy	66.2%	62.6%	61.6%	61.4%
Average daily rate	$91.06	$90.83	$92.81	$92.77

(a)	Includes all hotels owned or partially owned by Boykin as of September 30, 2004. Rooms out of service at the two Melbourne hotels and the Captiva and Useppa buildings at the Pink Shell as a result of hurricanes have been excluded from the available room count since the date that the related hurricane closed each facility.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure for all periods presented and owned or partially owned by Boykin as of September 30, 2004. Rooms out of service at the two Melbourne hotels and the Captiva and Useppa buildings at the Pink Shell as a result of hurricanes have been excluded from the available room count since the date that the related hurricane closed each facility.

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

     As of September 30, 2004, we had $13.3 million of unrestricted cash and cash equivalents and $13.6 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance. There were outstanding borrowings at quarter end totaling $11.4 million against our credit facility and $194.5 million against our two term notes payable.

     We have a $60.0 million credit facility to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. During the first quarter of 2004, we added a previously uncollateralized property with a net carrying value of $13.0 million as security for the facility. The addition of the collateral increased the availability under the facility. During the third quarter, three properties which previously secured the facility were sold, reducing availability under the facility.

     For information relating to the terms of our credit facility and our term notes please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.

     Our $130.0 million and $108.0 million term notes payable are property-specific mortgages and have only financial reporting covenants. The credit facility contains covenants regarding overall leverage and debt service coverage. As of September 30, 2004, we were in compliance with such covenants. No assurance can be made that we will continue to comply with such covenants.

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

     Due to the continued uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors did not declare a dividend with respect to our common shares for the third quarter of 2004. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares and anticipate that such dividends will be sufficient for us to maintain our REIT status. The resumption of a common dividend will depend upon continuance of the improving performance of our hotels and other factors that our Board of Directors considers relevant.

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

Capital Projects

     For the nine months ended September 30, 2004, we spent approximately $25.0 million for capital improvements at our hotels and for technology improvements. This amount included planned refurbishments and replacements at selected existing hotels, commencement of reconstruction of properties damaged as a result of hurricanes, as well as revenue generating projects, such as the development of an ancillary conference center within our Doubletree Portland Lloyd Center hotel. We anticipate spending an additional $7 to $9 million related to capital expenditures for the remainder of 2004, excluding the reconstruction of the hurricane-damaged hotels. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund these costs.

     With regard to the planned Captiva Villas project, as with our recent Sanibel View Villas and White Sand Villas projects, the units in the tower will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract, which will provide us with continuing income. Subject to achieving a sufficient level of pre-sales, the project is currently expected to commence in early 2005. We are currently talking to various lenders regarding our financing options for the construction of Captiva Villas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include the secured credit facility, the $108.0 million secured term loan and our share of floating rate debt under our unconsolidated joint ventures of $25.2 million at September 30, 2004.

     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 50% of our outstanding debt at September 30, 2004, was fixed-rate in nature, compared with 41% at December 31, 2003. The weighted average interest rate of our variable rate debt and total debt as of September 30, 2004 was 4.2% and 5.5%, respectively.

     We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. As of September 30, 2004, we do not have any material market-sensitive financial instruments.

     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.3 million, based upon the balances outstanding on our variable rate instruments at September 30, 2004.

     Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by $3.2 million as compared with the fair market value at September 30, 2004, which was approximately $3.5 million higher than the carrying value.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
July 1, 2004 – July 31, 2004	—	—	—	—
August 1, 2004 – August 31, 2004	4,071	$8.43	—	—
September 1, 2004 – September 30, 2004	—	—	—	—

Total	4,071	$8.43	—	—

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

November 5, 2004	/s/ Robert W. Boykin

Robert W. Boykin
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 5, 2004	/s/ Shereen P. Jones

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