Form 10-K
period 2004-12-31
BOYKIN LODGING CO
filed 2005-03-15
CIK 1015859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-11975
Boykin Lodging Company
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1824586
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Guildhall Building, Suite 1500, 45 W. Prospect Avenue, Cleveland, Ohio (Address of Principal Executive Office)	44115 (Zip Code)
(216) 430-1200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Shares, without Par Value	New York Stock Exchange
Depositary Shares, each representing1/10 of a share of 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
          The aggregate market value of the voting shares held by non-affiliates of the registrant as of June 30, 2004 was approximately $131 million. The aggregate market value was calculated by using the closing price of the shares as of that date, on the New York Stock Exchange.
          As of March 2, 2005, the registrant had 17,534,081 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
          Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

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
PART I

Item 1. Business

(a) General Development of Business

About Boykin Lodging Company
Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that as of March 11, 2005 owned interests in 24 hotels located throughout the United States. Boykin was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates (the “Boykin Group”). Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in our hotels. As of December 31, 2004, Boykin had an 85.3% ownership interest in, is the sole general partner of and conducts all of its business through the Partnership.

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

Highlights from 2004 and Recent Developments

•	We sold or otherwise divested of five hotels during 2004, generating gross proceeds of $86.4 million. These hotels included the Doubletree Portland Downtown, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center.

•	In late March 2004, we held the grand opening of the White Sand Villas hotel condominium tower at our Pink Shell Beach Resort & Spa (the “Pink Shell”). The sales of all 91 available units were closed by April. The profit realized from this development project was approximately $12.5 million. Additionally, all unit owners have entered into agreements with the resort to put their units back to the resort for use as hotel rooms.

•	Our next condominium hotel project is currently being marketed for sale. This project, Captiva Villas, is the final component to the redevelopment of the Pink Shell. It will contain 43 beach-front units. Similar to White Sand Villas, the units in the new building will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract. Zoning for the new building has been approved. Buildings previously located on the site were demolished in February 2005 and construction of the new building is set to commence once a sufficient level of pre-sales have been achieved.

•	In April 2004, we completed our third ancillary conference center project, located at our Doubletree Portland Lloyd Center hotel. The physical characteristics and the service standards within the facility were designed to meet criteria established by IACC. Upon completion of the project, the facilities were inspected by, and awarded membership to, IACC.

•	In July 2004, the Indiana Gaming Commission (the “Commission”) selected Trump Hotels & Casino Resorts (“Trump”) to develop and operate a casino in French Lick, Indiana. In March 2005, the Commission announced that they would seek a replacement for the Trump group which is attempting to reorganize in bankruptcy court. The Commission has indicated that they intend to move quickly to reinstitute a selection process for a new operator. The other two final applicants to develop and operate the casino have each expressed their intent to make new proposals. The process to choose a new operator could take several months. Once a new operator is chosen, the development and opening of a casino remains subject to many items, including the operator’s ability to raise financing to fund construction of a casino.

•	Five of our hotels were impacted by hurricanes in Florida in August and September. Two hotels, the Best Western Fort Myers Island Gateway Hotel and the Radisson Suite Beach Resort – Marco Island, were evacuated for several days, suffered minimal damage and were reopened. The Pink Shell was evacuated for approximately one week. The hurricane damaged the 43 units in the Useppa and Captiva buildings, which were subsequently demolished to make way for the new Captiva Villas building, while the remainder of the resort reopened. At the beginning of September, Hurricane Frances hit the east coast of Florida, where the Melbourne Hilton Oceanfront and the Melbourne Quality Suites are located. Both hotels were evacuated prior to the storm and both hotels remain closed due to the damage from the storm. The hotels in Melbourne are not expected to resume normal operations until late 2005 or early 2006, subject to the availability of labor and materials. We expect that a substantial portion of the costs to repair the properties will be covered under our insurance policies. Additionally, we also maintain business interruption insurance to partially offset the effects of the closure on our operating results.

•	Boykin Chicago, L.L.C., a joint venture between AEW Partners III, L.P., and us, has entered into an agreement to sell Hotel 71 in Chicago, Illinois. The completion of the sale, which is subject to customary closing conditions, is expected to occur during the first quarter of 2005.

(b) Financial Information About Industry Segments
All of Boykin Lodging Company’s operations are in the hotel industry.

(c) Narrative Description of Business

Boykin Lodging Company’s Hotel Portfolio
As of March 11, 2005, our hotel portfolio included 23 full-service and one limited-service hotel, all of which compete in the upscale to moderate price segment of the hospitality market. All but one of our properties are operated by taxable REIT subsidiaries of Boykin. Refer to Item 2(a) “Hotel Properties” for a current listing of our hotels. Also refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion surrounding the results of the hotels’ operations.

Application of Business Strategies

Maximizing Operating Cash Flow

Aggressive Asset Management
We closely monitor revenue generation, including rates, group pacing and yield management, and recommend improvements to managers’ initiatives to improve hotel performance. We also utilize Smith Travel Research reports to evaluate the performance of each of our hotels relative to their competitive set (the hotels in their market that compete for the same business). We work closely with the respective management companies to manage and improve cost control initiatives.

Reinvestment in Hotel Properties
We believe that our regular program of capital improvements at our hotels, including replacement and refurbishment of furniture, fixtures, and equipment, helps maintain and enhance their competitiveness and maximizes their profitability. Consistent with this strategy, we have made significant renovations at several of our hotels in recent years. In 2004, 2003 and 2002 we spent $30.8 million, $25.8 million and $13.5 million, respectively, on renovations, excluding the redevelopment of our Pink Shell Beach Resort & Spa and projects at the Chicago, Illinois and Lyndhurst, New Jersey hotels which are owned by unconsolidated joint ventures. This represented 13%, 11% and 5% of 2004, 2003 and 2002 consolidated hotel revenues, respectively.

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
Our portfolio contains properties that are currently operated under franchise license agreements with premier nationally-recognized hotel chains including, but not limited to, Doubletree®, Marriott®, Radisson®, Hilton®, Embassy Suites®, Holiday Inn®, Hampton Inn® and Quality Suites®. In certain circumstances, we have concluded that operating a hotel independent of a franchise affiliation is the best branding strategy. Such is the case with the French Lick Springs Resort and Spa in French Lick, Indiana, Hotel 71 in Chicago, Illinois, and our Pink Shell Beach Resort & Spa in Ft. Myers Beach, Florida.

Initiatives to Enhance Returns on Hotels

IACC Ancillary Conference Centers
We identified a strategic opportunity to enhance revenues from certain of our hotels by developing ancillary conference centers meeting IACC standards within those hotels. Each conference center is a business unit inside an existing full-service hotel, designed to complement the existing transient and group business.
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
We currently have such centers at our Berkeley, Omaha and Portland properties.

Property Redevelopment and Expansion
We have undertaken a series of projects at our Pink Shell Beach Resort & Spa in Ft. Myers Beach, Florida to elevate this resort’s position to a four-star level and to take advantage of the opportunity to sell portions of the property while retaining long term cash flow. In 2001, we completed a $2.7 million renovation of the Sanibel View Villas, a 60-unit tower, which we sold as condominium units. The units were sold and all of the owners put their unused room nights back to the resort by contract for use as a hotel room. Therefore, in addition to the cash flow generated from selling the units, we receive continuing income from the units placed in the rental program. During 2002, we demolished and removed cottages to commence construction of a new 92-unit tower, the White Sand Villas. The units within the new tower were also being sold as condominium units with the prospect that the owners would put their unit back to us for use as hotel rooms. The tower opened in March 2004, and similar to Sanibel View, all buyers signed agreements to allow us to use their units as hotel rooms. The final stage of the redevelopment of the property, the Captiva Villas, is currently in the marketing phase. Two low-rise buildings at the property were demolished during the first quarter of 2005 and are expected to be replaced with a new 43-unit tower called Captiva Villas. Again, the new building will be sold as condominium units with the expectation that the unit owners will put their unused room nights back to the resort for use as hotel rooms.
We are actively exploring the option of converting the Melbourne Quality Suites to a condominium hotel. We are currently in the process of preparing condominium documents and the prospectus and anticipate marketing the units beginning in mid-2005. The conversion would be contingent upon the pre-sale of a minimum number of units. Additionally, we may convert other hotels which we own in Florida into condominium hotels.

Managing Our Hotel Portfolio Mix

Acquiring Upscale Commercial and Resort Hotels in Key Markets
Our acquisition criteria focuses on hotels in the upper upscale and upscale segments located in major metropolitan markets and destination beach markets. These markets have historically outperformed other markets because of their high barriers to entry and diversified demand generators. Our current targets include Boston, New York, Washington, D.C. as well as selected beachfront and other resort markets. Our success in implementing this strategy is illustrated by our most recent acquisition, the Radisson Suite Beach Resort on Marco Island, Florida. Prior to Marco Island, our other recent acquisitions included the Meadowlands-Lyndhurst Courtyard by Marriott in the New York City metropolitan area. We continue to identify and evaluate potential acquisition candidates.
Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from the proceeds of the sale of non-strategic hotels, from capital obtained from borrowings, from additional issuances of common shares, preferred shares, or other securities, from potential joint venture partners and from cash flows from operations.

Disposing of Assets to Provide Capital for Better Investment Opportunities
We have been selling assets that we believe have lower long-term growth prospects because of physical characteristics or market location. In 2004 we divested five hotels not located within our target markets for total gross proceeds of $86.4 million. Those properties included the Doubletree Portland Downtown, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center.
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
As of March 11, 2005, the hotels in our portfolio were managed by the following entities:

Number
Manager	of Hotels

Boykin Management Company Limited Liability Company (“BMC”)	21
Concord Hospitality Enterprises (“Concord”)	1
Chambers Group	1
Outrigger Lodging Services (“Outrigger”)	1

24

BMC. Robert W. Boykin (our Chairman of the Board and Chief Executive Officer) and his brother, John E. Boykin, control BMC. BMC has continued the over 40-year hotel operation and management business of the Boykin Group. The Boykin Group has capabilities in all phases of development and management of hotel and resort properties. BMC currently manages 29 hotel properties located throughout the United States, including 21 hotels owned by us. BMC’s subsidiaries include an award-winning hotel interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business.
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

•	BMC’s owners have retained their equity interests in the Partnership;

•	Our corporate charter documents require that our independent directors shall make all determinations to be made on behalf of Boykin Lodging Company with respect to the relationships or opportunities that represent a conflict of interest for any officer or director of Boykin Lodging Company;

•	Any affiliate of the Boykin Group, including Robert W. Boykin and John E. Boykin, will conduct all hotel acquisition, development and ownership activities only through Boykin Lodging Company, other than the acquisition through inheritance of the Miami Hampton Inn by Robert W. Boykin and John E. Boykin, for which the initial development by William J. Boykin, their father, was approved by our Board of Directors;

•	BMC is entitled to receive incentive management fees with respect to certain hotels it manages for us if the hotel operating performance exceeds benchmarks set forth in the terms of each management agreement;

•	A portion of BMC’s corporate-level senior executive team’s compensation is based upon the performance of our hotels; and

•	BMC has a deferred compensation plan for its corporate-level senior executives under which the value of each award is based on, and fluctuates with, the value of our common shares.
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

Terms of the Management Agreements
BMC manages 21 of the 24 hotels that we currently have an ownership interest in. The following is a summary of the material terms of the BMC management agreements (the “Management Agreements”) and is qualified in its entirety by reference to the Form of Management Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on January 14, 2002.
The Management Agreements have the material terms described below:

•	Duration/ Termination. As of December 31, 2004, the Management Agreements have remaining terms ranging from one to eight years. We have the right to terminate 19 of the BMC agreements upon 90 days advance written notice without having to pay any damages or a termination fee or penalty.

•	Management Fees. Most of the Management Agreements provide for base and incentive management fees. The Management Agreements have base fees which range from 1.5% to 3% of total revenues. All of the Management Agreements have incentive management fees payable to BMC based upon the applicable hotel reaching specified financial performance standards.

•	Operating and Other Expenses. All of the Management Agreements provide that we are responsible for all operating expenses associated with the hotels. In addition, we are responsible to either pay directly or reimburse the operator for all other expenses relating to the hotel including, without limitation, real estate taxes, insurance premiums and debt service.

•	Indemnification. All of the Management Agreements provide that we will hold the operator harmless from and against all liabilities, losses, claims, damages, costs and expenses that arise from or in connection with (a) the performance of the operator’s services under the agreement, (b) any act or omission (whether

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

Joint Ventures with Third Party Hotel Operators
We have formed joint ventures with third party operators to align the hotel operator’s economic interests with our economic interests. In one of these joint ventures, the joint venture partner’s right to receive cash flow and equity capital distributions is subordinated to our receipt of specified minimum distributions. In one of the joint ventures, the operator leases the hotel from the joint venture and must maintain a specified net worth to support its lease payment obligations and has pledged its joint venture interest as security for the lease payment obligations. We are permitted to subject any majority-owned joint venture’s hotel to a mortgage or to sell the hotel or its interest in the joint venture without obtaining the affected joint venture partner’s consent.
As of December 31, 2004, we had joint ventures formed with the following companies or their affiliates who operated and/or leased the following hotels:

		Boykin Ownership	JV Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

Boykin San Diego, L.L.C	Outrigger(a)	91%	9%	Hampton Inn San Diego Airport/ Sea World
BoyCon, L.L.C	Concord	50%	50%	Meadowlands-Lyndhurst Courtyard by Marriott

(a)	Outrigger leases the property from the joint venture.

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
Our performance is dependent upon the performance of BMC. BMC currently manages 21 of our hotels. We are therefore dependent to a large degree on the operating performance of BMC. Changes in management at these hotels or at other hotels in the future could result in temporary service disruptions at the affected hotels, which could in turn affect their operating and financial performance.
We are subject to conflicts of interest involving our Chairman and Chief Executive Officer. Our Chairman and Chief Executive Officer, Robert W. Boykin, and his brother, John E. Boykin, own BMC and therefore derive benefits from BMC’s management of 21 of our hotels. Accordingly, Mr. Boykin has and will continue to have conflicts of interest with us. He had conflicts of interest in connection with our January 2002 TRS transaction and in connection with the structuring of the management agreements for the hotels currently managed by BMC. He will have similar conflicts on renewal of those agreements and in connection with future management agreements and other transactions that we may enter into with BMC. Conflicts of interest may also arise in connection with BMC’s management of our hotels. Under certain circumstances, actions taken and decisions made by BMC to maximize its profits will not necessarily benefit us. Additionally, a subsidiary of BMC provides design services to us for a fee and also receives a portion of the fees we pay to an independent purchasing agent. Mr. Boykin may have conflicts of interest with respect to our procurement of design services and capital goods. Additionally, the sale of certain of our hotels may result in different and more adverse tax consequences to Mr. Boykin than would be experienced by Boykin and our public shareholders, and he could seek to influence us not to sell a hotel even though that sale might otherwise be financially advantageous to us and our public shareholders. Our articles of incorporation provide that our independent directors are to make all determinations to be made on our behalf with respect to the relationships or opportunities that represent a conflict of interest for any of our officers or directors.
The covenants in our credit agreements may restrict our range of operating activities, and we are subject to refinancing risks. We have a senior secured credit facility that enables us to borrow up to $60.0 million based upon borrowing base availability and term loans with original balances of $130.0 million and $108.0 million, respectively, each of which is secured by certain of our hotel properties. Our secured credit facility requires us, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges, and a maximum leverage ratio, and places limitations on our common share distributions and acquisitions. There is no assurance that we will be able to continue to meet the financial covenants of the secured credit facility. In addition, our secured loans limit our ability to sell certain hotel properties. These credit arrangements may limit our ability to sell certain hotels whose disposition might be desirable for strategic or financial purposes. The initial term of the $108.0 million term loan expired in July 2003; however, management utilized both of the two one-year extension options available under the terms of the agreement, therefore the current maturity date is July 2005.
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
We are subject to the risks associated with investments through joint ventures. One of our consolidated hotels is owned by a joint venture in which we have a controlling interest. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer’s interest in the joint venture or the interest could be sold to a third party. Additionally, we have joint ventures in which we have non-controlling interests and we may enter into similar joint ventures in the future. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations and we may be required to or find it necessary to fulfill those obligations.
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
We have and will continue to incur additional costs for systems, staffing and third party services in maintaining compliance with federal laws and regulations addressing corporate governance issues, including the Sarbanes-Oxley Act of 2002, and with the listing requirements of the New York Stock Exchange.
We bear the risk factors common to real estate development as a result of our projects at the Pink Shell Beach Resort & Spa. Common risk factors related to development include, but are not limited to competition from other condominium projects, construction delays due to weather, reliance on contractors and subcontractors, construction cost overruns, the ability of condominium purchasers to secure financing and completion of the development in accordance with our agreements.

Employees
As of March 11, 2005, we had 18 employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions. All persons employed in the daily operations of the hotels are employees of the management companies that the lessees have contracted with to operate the hotels.

Executive Officers of the Registrant
Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	55	Chairman of the Board and Chief Executive Officer
Richard C. Conti	54	President and Chief Operating Officer
Shereen P. Jones	43	Executive Vice President, Chief Financial and Investment Officer
Russ C. Valentine	59	Senior Vice President, Acquisitions
Andrew C. Alexander	41	Senior Vice President and General Counsel
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
Russ C. Valentine joined us in June 1999 as our Senior Vice President, Acquisitions. Prior to joining us, Mr. Valentine served as Senior Vice President of Acquisitions for American General Hospitality, a real estate investment trust that was based in Dallas, Texas. Mr. Valentine played a significant role in American General’s successful acquisition program from 1990 to 1998. For over 25 years, Mr. Valentine has worked for major consulting, investment banking, and hotel organizations.
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

Item 2. Properties

(a) Hotel Properties
As of March 11, 2005, we own interests in the following 24 hotel properties:

	Number
Property	of Rooms	Location

Doubletree Portland, Lloyd Center	476	Portland, OR
Doubletree Sacramento	448	Sacramento, CA
Doubletree Omaha Downtown	414	Omaha, NE
Doubletree Kansas City	388	Kansas City, MO
Doubletree Hotel & Executive Meeting Center – Berkeley Marina	369	Berkeley, CA
Doubletree Boise Riverside	304	Boise, ID
Doubletree Colorado Springs	299	Colorado Springs, CO
Doubletree San Antonio	290	San Antonio, TX
Cleveland Airport Marriott	375	Cleveland, OH
Buffalo Marriott	356	Buffalo, NY
Columbus North Marriott	300	Columbus, OH
Meadowlands-Lyndhurst Courtyard by Marriott	227	Lyndhurst, NJ
High Point Radisson	251	High Point, NC
Radisson Suite Beach Resort – Marco Island	233	Marco Island, FL
Holiday Inn Crabtree	176	Raleigh, NC
Embassy Suites Southfield	239	Southfield, MI
Hampton Inn San Diego Airport/ Sea World	199	San Diego, CA
Melbourne Hilton Oceanfront	118	Melbourne, FL
Clarion Hotel & Conference Center	208	Yakima, WA
Melbourne Quality Suites	208	Melbourne, FL
French Lick Springs Resort and Spa	485	French Lick, IN
Hotel 71	454	Chicago, IL
Pink Shell Beach Resort & Spa	192	Fort Myers, FL
Best Western Fort Myers Island Gateway Hotel	157	Fort Myers, FL

	7,166

(b) Office Space
Pursuant to a shared services and office space agreement, we were reimbursed approximately $12,100 per month in 2004 from BMC and its subsidiaries for the right to use certain office space located in Cleveland, Ohio and receive certain related services.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information
Our common shares are traded on the New York Stock Exchange under the symbol “BOY.” The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

	Price Range		Cash Distributions
	High	Low	Declared Per Share

Year Ended December 31, 2003:
First Quarter	$9.42	$6.65	$.18
Second Quarter	$8.58	$7.03	—
Third Quarter	$8.47	$7.44	—
Fourth Quarter	$9.53	$7.82	—
Year Ended December 31, 2004:
First Quarter	$9.86	$9.03	—
Second Quarter	$9.52	$7.00	—
Third Quarter	$8.74	$7.38	—
Fourth Quarter	$9.19	$8.17	—

(b) Shareholder Information
As of March 2, 2005, there were 866 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 8,200 beneficial owners.
In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c) Dividend and Distribution Information
The declaration and payment of future dividends related to our common shares is at the discretion of our Board of Directors and depends on, among other things, our receipt of cash distributions from the Partnership, our results of operations, level of indebtedness and restrictions imposed by our lenders, any contractual restrictions, the annual dividend requirements under the REIT provisions of the Internal Revenue Code, economic conditions and other factors considered relevant by our Board. The level of our cash dividends is determined by the Board of Directors in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs.
As a result of the economic downturn in the hotel industry that was exacerbated by the terrorist attacks on September 11, 2001, and its adverse impact on our cash flow from operations, our Board of Directors suspended our fourth-quarter 2001 and first and second-quarter 2002 dividends. In August 2002, our Board of Directors reinstated a dividend on our common shares by declaring a dividend of $0.18 per common share for the third quarter of 2002. Dividends were also declared for the fourth quarter of 2002 and first quarter of 2003 at the same level. The fourth quarter dividend was paid in January and the first quarter dividend was paid in May 2003. No further common share dividends were declared or paid for the remainder of 2003 or in 2004. Based upon the improving performance of the hotels anticipated in 2005, we will continue to review our cash flow and taxable income projections throughout the year and may consider recommending to the Board the reinstatement of a common share dividend during 2005.

(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following sets forth the securities authorized for issuance under our equity compensation plans as of December 31, 2004:

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation plans
	be issued upon exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in column (a))
	warrants and rights		warrants and rights
Plan category	(a)		(b)		(c)

Equity compensation plans approved by security holders	839,139	*	$11.24	**	196,149
Equity compensation plans not approved by security holders	None		None		None

Total	839,139		$11.24		196,149

*	Includes 613,006 options which are exercisable as of December 31, 2004.

**	The weighted-average exercise price of the 613,006 exercisable options as of December 31, 2004 is $12.21.

(e) Sales of Unregistered Securities
Not applicable.

(f) Use of Proceeds from Sales of Registered Securities
Not applicable.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.

Item 6. Selected Financial Data
The following tables set forth selected historical operating and financial data for Boykin Lodging Company.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The financial data related to 2004, 2003 and 2002 is not directly comparable to the prior years as a result of our implementation of TRS structures in 2002. Subsequent to the transactions, our financial results include the operating results of the hotels under the TRS structure whereas in prior years, only lease revenue was recorded for the properties.

BOYKIN LODGING COMPANY
SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	Year Ended December 31,
	2004	2003	2002	2001	2000

OPERATING DATA:
Hotel, lease and other operating revenue	$212,843	$194,672	$205,037	$57,247	$67,857
Revenues from condominium development and unit sales	7,541	36,883	8,715	—	—

Total revenues	220,384	231,555	213,752	57,247	67,857

Property taxes, insurance, hotel operations, general and other	183,032	168,430	164,997	14,472	14,152
Cost of condominium development and unit sales	5,509	24,645	6,474	—	—
Real estate related depreciation and amortization	24,017	26,085	23,377	22,309	22,781
Impairment of real estate	—	—	—	13,613	3,600
Costs associated with termination of leases	—	—	—	14,575	—
Gain on property insurance recovery	—	—	—	—	(407)

Operating income (loss)	7,826	12,395	18,904	(7,722)	27,731

Other income	8	39	80	137	410
Interest income	387	602	126	312	315
Interest expense	(13,629)	(14,923)	(18,068)	(19,639)	(22,380)
Amortization of deferred financing costs	(1,367)	(1,906)	(2,105)	(1,129)	(1,146)
Minority interest in (earnings) loss of joint ventures and operating partnership	1,738	1,813	847	2,291	(220)
Equity in income (loss) of unconsolidated joint ventures	(814)	(870)	(2,040)	589	68

Income (loss) before gain (loss) on sale/disposal of assets, discontinued operations and cumulative effect of change in accounting principle	(5,851)	(2,850)	(2,256)	(25,161)	4,778
Gain (loss) on sale/disposal of assets	3,157	954	(16)	240	—

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(2,694)	(1,896)	(2,272)	(24,921)	4,778
Discontinued operations, net of minority interest	2,534	(1,530)	1,901	(4,276)	2,952

Income (loss) before cumulative effect of change in accounting principle	(160)	(3,426)	(371)	(29,197)	7,730
Cumulative effect of change in accounting principle, net of minority interest	—	—	—	(373)	—

Net income (loss)	(160)	(3,426)	(371)	(29,570)	7,730

Preferred dividends	(4,751)	(4,751)	(1,109)	—	—

Net income (loss) attributable to common shareholders	$(4,911)	$(8,177)	$(1,480)	$(29,570)	$7,730

	Year Ended December 31,
	2004	2003	2002	2001	2000

EARNINGS PER SHARE:
Net income (loss) attributable to common shareholders before discontinued operations and cumulative effect of change in accounting principle:
Basic	$(0.43)	$(0.38)	$(0.20)	$(1.45)	$0.28
Diluted	$(0.43)	$(0.38)	$(0.20)	$(1.45)	$0.28
Discontinued operations:
Basic	$0.15	$(0.09)	$0.11	$(0.25)	$0.17
Diluted	$0.14	$(0.09)	$0.11	$(0.25)	$0.17
Net income (loss) attributable to common shareholders before cumulative effect of change in accounting principle:
Basic	$(0.28)	$(0.47)	$(0.09)	$(1.70)	$0.45
Diluted	$(0.28)	$(0.47)	$(0.09)	$(1.70)	$0.45
Net income (loss) attributable to common shareholders:
Basic	$(0.28)	$(0.47)	$(0.09)	$(1.72)	$0.45
Diluted	$(0.28)	$(0.47)	$(0.09)	$(1.72)	$0.45
Weighted average number of common shares outstanding:
Basic	17,426	17,336	17,248	17,176	17,137
Diluted	17,553	17,470	17,383	17,281	17,305
HISTORICAL BALANCE SHEET DATA:
Investment in hotel properties, net	$410,795	$409,876	$376,003	$399,954	$432,037
Assets of discontinued operations, net	—	82,784	119,133	122,151	135,156
Total assets	477,380	591,292	575,531	559,218	600,593
Total debt	199,985	282,019	241,082	285,226	277,696
Liabilities of discontinued operations	—	19,772	40,725	36,413	37,086
Minority interest	10,989	12,462	15,176	16,933	14,709
Shareholders’ equity	227,448	231,541	240,291	202,646	253,266
OTHER DATA:
Funds from operations attributable to common shareholders (FFO)(a)(c)	$9,742	$18,275	$25,391	$(2,635)	$35,579
Earnings before interest, taxes, depreciation and amortization (EBITDA)(b)(c)	$32,807	$45,629	$54,099	$21,639	$65,837
Net cash provided by operating activities	$42,640	$2,173	$39,188	$34,043	$43,400
Net cash provided by (used in) investing activities	$63,527	$(23,783)	$(11,985)	$(14,798)	$(23,109)
Net cash provided by (used in) financing activities	$(106,659)	$10,170	$(5,360)	$(19,810)	$(20,087)
Cash dividends declared — common shares	—	$3,174	$6,297	$19,030	$28,889
Weighted average number of common shares and units outstanding:
Basic	20,144	20,055	19,966	18,467	18,428
Diluted	20,271	20,188	20,101	18,572	18,596

(a)	The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss)

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

The following is a reconciliation between net income (loss) and FFO (in thousands):

	2004	2003	2002	2001	2000

Net income (loss)	$(160)	$(3,426)	$(371)	$(29,570)	$7,730
Minority interest	803	(3,319)	(507)	(2,999)	860
Real estate related depreciation and amortization	24,017	26,085	23,377	22,309	22,781
Real estate related depreciation and amortization included in discontinued operations	2,602	5,632	6,797	6,165	7,593
(Gain) loss on sale/disposal of assets	(13,065)	(1,724)	16	(240)	—
(Gain) loss on sale/disposal of assets included in discontinued operations	(15)	(550)	2	—	—
Cumulative effect of change in accounting principle	—	—	—	373	—
Gain on property insurance recovery	—	—	—	—	(407)
Equity in (income) loss of unconsolidated joint ventures	814	870	2,040	(589)	(68)
FFO adjustment related to joint ventures	1,016	2,324	(852)	1,718	(229)
Preferred dividends declared	(4,751)	(4,751)	(1,109)	—	—

Funds from operations after preferred dividends	11,261	21,141	29,393	(2,833)	38,260

Less: Funds from operations related to minority interest	1,519	2,866	4,002	(198)	2,681

Funds from operations attributable to common shareholders	$9,742	$18,275	$25,391	$(2,635)	$35,579

(b)	We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT.

The following is a reconciliation between operating income (loss) and EBITDA (in thousands):

	2004	2003	2002	2001	2000

Operating income (loss)	$7,826	$12,395	$18,904	$(7,722)	$27,731
Other income	8	39	80	137	410
Interest income	387	602	126	312	315
Real estate related depreciation and amortization	24,017	26,085	23,377	22,309	22,781
EBITDA attributable to discontinued operations	(1,959)	2,783	11,060	3,534	13,354
Company’s share of EBITDA of unconsolidated joint ventures	2,713	2,667	724	2,784	1,428
EBITDA applicable to joint venture minority interest	(185)	1,058	(172)	285	(182)

EBITDA	$32,807	$45,629	$54,099	$21,639	$65,837

(c)	Neither FFO nor EBITDA represent cash generated from operating activities as determined by GAAP and neither should be considered as an alternative to GAAP net income as an indication of the Company’s financial performance or to cash flow from operating activities as determined by GAAP as a measure of liquidity, nor is either indicative of funds available to fund cash needs, including the ability to make cash distributions. FFO and EBITDA may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 2, 2005, Boykin has an 85.4% ownership interest in, is the sole general partner of and does all its business through the Partnership.
Since our initial public offering, we have raised capital through a combination of common and preferred share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.
At the end of 2004, we owned interests in 24 hotels containing a total of 7,209 guestrooms located in 16 different states. During February 2005, 43 units comprised of the two-low rise buildings at the Pink Shell Beach Resort & Spa were demolished to make way for Captiva Villas. Therefore, as of March 11, 2005, we owned interests in 24 hotels containing 7,166 guestrooms located in 16 different states.

Critical Accounting Policies
The critical accounting policies which we believe are the most significant to fully understand and evaluate our reported financial results include the following:

•	Investment in Hotel Properties – Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from ten to 35 years for buildings and improvements and three to 20 years for furniture, fixtures and equipment.

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

In 2004, we recorded a charge of $4.3 million for the impairment of real estate on the Ramada Inn Bellevue Center due to a change in the intended holding period of the property. In 2003, we recorded a charge of $2.8 million for impairment of real estate on our Holiday Inn Minneapolis West, as a result of a change in management’s intended holding period of the property. Pursuant to the terms of the joint venture which owned the property, over 40% of this charge was allocable to the joint venture’s minority interest partner. There were no charges recorded for impairment of real estate in 2002. As of December 31, 2004, we did not believe that there were any factors or circumstances indicating impairment of any other of our investments in hotel properties.

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

Hotel revenues – Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Lease revenue – Percentage lease revenue is based upon the room, food and beverage and other revenues of our hotels.

Hotel Condominium revenues–

Percentage of completion – In 2003, we began recognizing revenue related to the White Sand Villas project under the percentage of completion method. Condominium project revenues and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003 and 2004, revenue was recognized under percentage of completion accounting as the project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The sales of all of the 91 available units closed in 2004, and the proceeds had been collected; therefore, all project revenues have been recognized as of December 31, 2004. White Sand Villas unit owners contract with the resort to allow their unused room nights to be rented out by the resort as hotel rooms.

Sales of condominium units – During 2001, we completed a renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated units were sold as Sanibel View Villas Condominiums; the revenue related to the sales was recorded upon closing of the sales. As of December 31, 2003, we had closed on the sale of all 59 of the available units within the tower and all of the unit owners have contracted with us to allow their unused room nights to be rented out as hotel rooms.

The related gross rental income generated by the units put back to the resort by contract is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of their contracts, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. The remitted amounts are recorded as expenses within the property taxes, insurance and other line of the consolidated financial statements.

Insurance Recoveries – In 2003, we disposed of certain assets due to water infiltration remediation activities. Property insurance proceeds received in 2003 and 2004 in excess of the net book value of the disposed assets are recorded within the gain (loss) on sale/disposal of assets within the consolidated financial statements. Advances on our business interruption insurance claim related to the period in which the remediation activities occurred are recorded as other hotel revenues within the consolidated financial statements.

Since September 2004, our two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. We have recorded estimated business interruption insurance recoveries in the amount of the loss sustained by the hotels since the storm. These estimates are recorded as other hotel revenues within the consolidated financial statements. Estimated property insurance recoveries have been recorded as gain on sale/disposal of assets within the consolidated financial statements to the extent we experienced a loss on the writeoff of the damaged or destroyed assets.

As other property insurance claims are filed for repair work done at the properties, we record estimated recoveries to offset the costs incurred, less appropriate deductibles.

•	Income Tax Valuation Allowance. Upon the effective date of the establishment of Boykin’s taxable REIT subsidiaries (“TRSs”), the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004, Boykin’s TRSs have a deferred tax asset of approximately $10.2 million, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of the TRSs and their subsidiaries. Boykin’s TRSs have recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset thus no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

Our significant accounting policies are more fully described in Note 2 to Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K.

Financial Condition

December 31, 2004 Compared to December 31, 2003
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the Doubletree Portland Downtown Hotel, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center as of December 31, 2003 have been classified as discontinued operations in the accompanying financial statements. As such, the only material changes in our financial condition as a result of the disposal of the hotels in 2004 has been the removal of these segregated assets and liabilities and the receipt of the cash in excess of the paydown of the related debt instruments, of which a portion was used to fund restricted cash balances.
As a result of the completion of the White Sand Villas and the closing of the sale of the 91 available units during 2004, outstanding accounts receivable related to the recognition of revenue for the units based upon the percentage of completion method decreased by more than $32.1 million. Release of restricted cash related to deposits made on the pre-sales (approximately $4.7 million at December 31, 2003) and the remaining proceeds from the closing of the sale of the 91 units were used to repay the construction loan related to the project ($13.2 million outstanding as of December 31, 2003) as well as to provide cash for general corporate purposes. Additionally, approximately $7.8 million of payables related to deposits received for pre-sales (whether or not used to fund construction) were released upon closing of the units.
Included in accounts receivable as of December 31, 2004 is $4.7 million of property damage and business interruption insurance recoveries related to the two Melbourne properties closed since Hurricane Frances struck the area in September 2004.

Results of Operations
The operating results of the properties sold in 2004 and 2003 are reflected in the financial statements as discontinued operations for all periods presented.

Results of Operations Year Ended December 31, 2004 Compared to 2003
Total revenues from continuing operations decreased to $220.4 million in 2004 from $231.6 million in 2003.

•	Hotel revenues increased $18.0 million from $192.4 million in 2003 to $210.4 million in 2004 as a result of the following:

•	An increase of $10.8 million related to the inclusion of the hotel revenue of the Marco Island property for a full year in 2004 versus a partial year in 2003, as it was acquired in August 2003;

•	A $3.3 million decrease in revenue contribution from the two Melbourne, Florida properties as a result of their closure after Hurricane Frances struck in early September;

•	The inclusion of approximately $2.3 million of business interruption insurance recoveries within other hotel revenues related to (a) a remediation project at a property which left rooms out of service during 2003 and 2004 and (b) the closure of the two Melbourne properties; and

•	An approximate 3.3% increase in revenue per available room (“RevPAR”) from 2003 for the 18 consolidated hotels which were open and operated under the TRS structure for both full years of 2004 and 2003. The increase in RevPAR was the result of an increase in occupancy levels of 1.9 points combined with a 0.1% increase in the average daily rate.

•	Revenues from condominium development and unit sales decreased to $7.5 million in 2004 versus $36.9 million in 2003 as a result of the completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003.
Hotel operating expenses

•	In 2004, we incurred total hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, of $159.1 million. The gross operating profit of these hotels for the periods owned and operated under a TRS totaled 24.4% in 2004 versus 24.2% for 2003. The hotels experienced decreases in general and administrative expenses as a percentage of revenues, offset by increases in franchise fees.
Property Taxes, Insurance and Other

•	Total expenses related to property taxes, insurance and other of $15.1 million recorded for 2004 increased $0.6 million over 2003. The increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sellout of Sanibel View Villas in 2003 and the completion and sales of the White Sand Villas tower in 2004. All unit owners in each building contractually put their units back to the resort for use as hotel rooms. In addition, a full year of taxes and insurance expenses related to the Marco Island property are recorded in 2004, as opposed to a partial year in 2003.
Corporate general and administrative

•	Total expenses recorded for 2004 were $8.8 million compared with 2003 expenses of $8.1 million primarily as a result of additional staffing and third party services in maintaining compliance with new federal laws and regulations addressing corporate governance issues, including the Sarbanes-Oxley Act of 2002, and with the new listing requirements of the New York Stock Exchange.
Cost of condominium development and unit sales

•	Total expenses recorded for 2004 were $5.5 million compared with $24.6 million in 2003

•	Amounts expensed under the percentage of completion method of accounting for the White Sand Villas totaled $5.5 million during 2004 versus $21.6 million in 2003.

•	2003 costs include $3.0 million related to the sale of 19 Sanibel View Villas units.
Real estate related depreciation and amortization

•	Depreciation and amortization decreased approximately $2.1 million in 2004 from 2003 as a result of:

•	The inclusion of $3.4 million of accelerated depreciation related to pending demolition and removal of two existing buildings at the Pink Shell to make way for the new Captiva Villas in 2003,

•	An additional $0.5 million of depreciation in 2004 related to a full year of ownership of the Marco Island property, and

•	Increases in depreciation related to recent capital expenditures.
Interest expense

•	Interest expense decreased approximately $1.3 million in 2004 from 2003 as a result of:

•	A decrease in the weighted average interest rate due to the expiration of a previously existing swap in 2003 which fixed $83.0 million of our debt at 7.32% during the first six months of 2003; and

•	An approximate 4% decline in our weighted average outstanding debt during 2004. The decline was due to the application of proceeds from property sales to reduce borrowings on the credit facility as well as the scheduled amortization of the $130.0 million term loan.
Amortization of deferred financing costs

•	Amortization of deferred financing costs decreased approximately $0.5 million to $1.4 million in 2004 primarily as a result of the replacement of the previously existing credit facility and a $45.0 million term loan with a new credit facility in October 2003. The new facility had approximately $2.0 million less of deferred costs to be amortized.

Gain (loss) on sale/disposal of assets

•	Gain on sale/disposal of assets increased to $3.2 million in 2004 from $1.0 million in 2003 primarily as a result of additional property insurance recoveries received.
Discontinued operations

•	Please refer to Note 4 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a summary of discontinued operations. Discontinued operations reflect the operations of the properties disposed of during 2004 prior to their sale/disposal. Included in 2004 discontinued operations is a $4.3 million impairment charge related to the Ramada Inn Bellevue Center and $2.1 million of minority interest expense related to the joint venture partner as a result of the sale of Marriott’s Hunt Valley Inn. Also included in 2004 discontinued operations is the net gain on sale/disposal of the five properties of $8.4 million.
Based upon the above, 2004 had a net loss attributable to common shareholders of $4.9 million compared to the $8.2 million loss for 2003.
Our FFO for 2004 was $9.7 million compared to $18.3 million in 2003. For a detailed definition of FFO, a reconciliation of net loss to FFO and a discussion of why we believe FFO is a useful measure of a REIT’s financial performance, please see Item 6 “Selected Financial Data.”

Results of Operations Year Ended December 31, 2003 Compared to 2002
Total revenues from continuing operations increased to $231.6 million in 2003 from $213.8 million in 2002.

•	Hotel revenues decreased $10.3 million from $202.7 million in 2002 to $192.4 million in 2003 as a result of the following:

•	Increase of $2.7 million related to the inclusion of the hotel revenue of the Marco Island property subsequent to its acquisition in August 2003; offset by

•	An approximate 5.9% decrease in revenue per available room (“RevPAR”) from 2002 for the 20 consolidated hotels which were operated under the TRS structure for both full years of 2003 and 2002. Comprising the decline in RevPAR was a drop in occupancy levels of 2.8 points combined with a decrease in the average daily rate of approximately 1.6%, primarily as a result of the weak economy.

•	Revenues from condominium development and unit sales increased to $36.9 million in 2003 versus $8.7 million in 2002 as we started recognizing revenue under the percentage of completion method in 2003 related to the White Sand Villas project as certain thresholds regarding number of pre-sales and progress on construction were met. Total revenue recognized in 2003 totaled $32.2 million. Additionally, 2003 revenues include $4.7 million related to the sales of the remaining 19 Sanibel View Villas units whereas in 2002 there were revenues of approximately $8.7 million related to the sales of 40 Sanibel View Villas units.
Hotel operating expenses

•	In 2003, we incurred total hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, of $145.8 million. This is related to the costs associated with operating the 21 hotels under the TRS structure for the full year 2003 as well as the expenses related to the Marco Island property subsequent to acquisition. The gross operating profit of these hotels for the periods owned and operated under a TRS totaled 24.2% for 2003 versus 28.1% in 2002. The main drivers for the loss of gross profit margins include increases in payroll and related employee costs and benefits, insurance, food and energy.
Property Taxes, Insurance and Other

•	Total expenses related to property taxes, insurance and other of $14.5 million recorded for 2003 increased $1.6 million over 2002. The addition of Marco Island accounted for $0.3 million of this increase. Additionally, the portfolio experienced an increase in insurance costs.
Corporate general and administrative

•	Total expenses recorded for 2003 were $8.1 million compared with 2002 expenses of $6.4 million as a result of increased legal and professional fees, costs related to the exchange of collateral for the $130.0 million loan and increased directors and officers insurance costs.

Cost of condominium development and unit sales

•	Total expenses recorded for 2003 were $24.6 million compared with $6.5 million in 2002

•	Due to progress made on the White Sand Villas, amounts expensed under the percentage of completion method of accounting totaled $21.6 million

•	2003 costs include $3.0 million related to the sale of 19 Sanibel View Villas units where in 2002 costs totaled $6.5 million. The decline in cost per unit was due to depreciation taken on the units prior to sale.
Real estate related depreciation and amortization

•	Depreciation and amortization in 2003 of $26.1 million included $3.4 million of accelerated depreciation related to pending demolition and removal of two existing buildings at the Pink Shell to make way for the new Captiva Villas.

•	Depreciation and amortization in 2002 of $23.4 million included $1.7 million of accelerated depreciation related to the demolition and removal of the cottages at the Pink Shell to make way for the new White Sand Villas building.

•	Disregarding these events, the depreciation and amortization for 2003 increased approximately $1.0 million as a result of recent capital expenditures and the acquisition of the Marco Island property in August 2003.
Interest expense

•	Interest expense decreased approximately $3.1 million in 2003 from 2002 as a result of:

•	A significant decrease in the weighted average outstanding balance on our applicable secured credit facilities;

•	Approximately $42.0 million on the previously existing $45.0 million term note was outstanding for just over 9 months during 2003 versus being outstanding at $45.0 million for the first nine months of 2002 and $42.0 million for the remaining months of 2002;

•	An average interest rate decline on the outstanding balance of our $108.0 million term loan of approximately 60 basis points; and

•	A declining outstanding principal balance on our $130.0 million term loan as a result of the loan’s amortization schedule.
Equity in income (loss) of unconsolidated joint ventures

•	Our share of loss related to our unconsolidated joint ventures totaled $0.9 million in 2003 versus $2.0 million in 2002 as both of the hotels we owned and accounted for as unconsolidated joint ventures were in their ramp up periods after major guestroom renovations. The primary driver behind this change relates to our share of the joint venture which owns Hotel 71. The hotel experienced a significant number of room nights out of service related to its renovation in 2002; subsequent to completion, these rooms were back in service and due to the upgrade of the hotel, the property experienced higher average daily room rates. Similarly, the total operating costs of the property increased as a result of the increased number of rooms occupied in 2003 compared with 2002. The depreciation related to Hotel 71 in 2003 increased significantly over 2002 levels as the costs related to the renovation, which were in excess of $20.0 million, began depreciating in late 2002 in conjunction with the completion of the renovation.
Discontinued operations

•	Please refer to Note 4 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a summary of discontinued operations. Discontinued operations reflect the operations of the properties disposed of during 2003 and 2004 prior to their sale. Included in 2003 discontinued operations is the $2.8 million impairment charge related to the Holiday Inn Minneapolis West and the offsetting $1.2 million of the charge that was allocated to the joint venture partner. Also included in 2003 discontinued operations is the net gain on sale of the five properties of $0.7 million.
Distribution to preferred shareholders

•	Approximately $4.8 million of dividends related to the outstanding preferred depositary shares were declared in 2003; those dividends reduced net income attributable to common shareholders. The preferred

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
As of December 31, 2004, we had $13.5 million of unrestricted cash and cash equivalents and $13.0 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance. There were outstanding borrowings at year end totaling $193.5 million against our two term notes payable.
We have a $60.0 million credit facility ($6.4 million outstanding as of December 31, 2004) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was approximately $47.0 million at December 31, 2004.
For information relating to the terms of our credit facility and our term notes, please see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Annual Report on Form 10-K.
Our $130.0 million and $108.0 million term notes payable are property-specific mortgages and have only financial reporting covenants. The credit facility contains covenants regarding overall leverage and debt service coverage. As of December 31, 2004, we are in compliance with such covenants.
The remaining balance of the $108.0 million term note matures in July 2005. We anticipate refinancing this obligation by utilizing a combination of increased borrowing availability under the credit facility and proceeds from additional secured debt facilities.

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
In 2005, we expect to spend approximately $18.0 million related to capital expenditures at our consolidated hotels, excluding the Pink Shell Beach Resort & Spa project discussed below as well as the restoration of the Melbourne, Florida properties. This amount includes planned refurbishments and replacements at selected existing hotels. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund our 2005 renovations. Current estimates are that the aggregate cost of the repairs from the damage caused by the hurricanes at our two Melbourne, Florida properties may exceed $30 million.
We expect to commence construction of Captiva Villas at the Pink Shell in mid-2005. We are currently talking to various lenders regarding our financing options for the construction of Captiva Villas.
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

Tabular Disclosure of Contractual Obligations
The following is a summary of Boykin’s obligations and commitments as of December 31, 2004, excluding unconsolidated joint ventures (in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$193,539	$95,010	$8,614	$9,922	$79,993
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$27,080	$1,793	$1,639	$1,060	$22,588
Purchase Obligations	$2,763	$2,206	$368	$100	$89
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$6,235	$258	$253	$335	$5,389

Total	$229,617	$99,267	$10,874	$11,417	$108,059

In addition to the amounts disclosed above, Boykin and its subsidiaries are subject to various franchise, management, lease and other agreements with parties that have ongoing fees that are contingent upon future results of operations of the hotels in its portfolio as well as a potential for termination fees dependent upon the timing and method of termination of such agreements.
Included in long-term liabilities above are liabilities relating to Boykin Kansas City, LLC. These liabilities were assumed in connection with the acquisition of the Doubletree Kansas City in November of 1997. Please refer to Note 13 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a discussion of our obligations related to the tax increment financing of the Doubletree Kansas City.

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

New Accounting Pronouncements
In November 2002, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of December 31, 2004.
In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123.” Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption did not have a material effect on the financial condition or results of operations of Boykin.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the fourth quarter of 2003. In December 2003, the FASB issued a revised Interpretation which modifies and clarifies various aspects of the original Interpretation. We do not believe that we have any unconsolidated variable interest entities as of December 31, 2004.
On April 30, 2003 the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003 and is to be applied prospectively. This statement has not had and is not expected to have a material impact on our financial position or results of operations.
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
As of December 31, 2004, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and net loss per share would have been changed to the pro forma amounts indicated below.

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	Year Ended December 31,
	2004	2003
	Pro Forma	Pro Forma

Net loss attributable to common shareholders	$(4,911)	$(8,177)
Stock-based employee compensation expense	(126)	(126)

Proforma net loss attributable to common shareholders	$(5,037)	$(8,303)

Proforma net loss attributable to common shareholders per share:
Basic	$(0.29)	$(0.48)
Diluted	$(0.29)	$(0.48)
In December 2004, the FASB issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin will adopt the provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach permitted by the literature. This approach requires that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. We expect adoption of this approach to result in an immaterial impact on net income.
In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS 128.” The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include the secured credit facility, the $108.0 million secured term loan and our share of floating rate debt under our unconsolidated joint ventures of $25.0 million at year end.
We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 51% of our outstanding debt at December 31, 2004 was fixed-rate in nature, compared with 41% at the end of 2003, primarily as a result of the paydown of outstanding debt with proceeds from the 2004 property sales. The weighted average interest rate of our variable rate debt and total debt as of December 31, 2004 was 4.7% and 5.8%, respectively. The weighted average interest rate of our variable rate debt and total debt as of December 31, 2003 was 4.1% and 5.2%, respectively.
We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. As of December 31, 2004, we do not have any material market-sensitive financial instruments.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.2 million, based upon the balances outstanding on our variable rate instruments at December 31, 2004.
Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair value of our fixed rate debt by $3.0 million as compared with the fair value at December 31, 2004, which approximated $105,000.

Item 8. Consolidated Financial Statements and Supplemental Data
See Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On April 14, 2004, the Audit Committee of the Board of Directors voted to approve the engagement of Grant Thornton LLP (“Grant”) as the Company’s independent auditor for the year ending December 31, 2004, to be effective upon Grant’s acceptance of the engagement to act as the Company’s independent auditor. On April 16, 2004, Grant accepted the engagement. As such, on April 16, 2004, Deloitte & Touche, LLP (“D&T”), was dismissed as Boykin’s independent auditor.
The reports of D&T on the Company’s financial statements for the two fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2003 and 2002, and during the interim period through April 16, 2004, there were no disagreements with D&T on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the matter in their report. During the two fiscal years ended December 31, 2003 and 2002, and the subsequent interim period through April 16, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. D&T has furnished the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of that letter, dated April 19, 2004, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2004.
During the two fiscal years ended December 31, 2003 and 2002 and their subsequent interim period through April 16, 2004, neither the Company nor anyone on behalf of the Company consulted with Grant regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or on any matter considered important by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(v)(iv) of Regulation S-K, or any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based upon this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Management assessed the effectiveness of our internal control as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Grant Thornton LLP, an independent registered public accounting firm, has audited and issued their report on management’s assessment of its internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors and Executive Officers of the Registrant
The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2005, and the information under the headings “Executive Officers of the Registrant” and “Corporate Governance” in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2005. The information required by Item 201(d) of Regulation S-K is set forth in section (d) of Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2005.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the information under the heading “Principal Accounting Fees and Services” contained in Boykin’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules
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

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(i)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan*
10.4	(b)	Directors’ Deferred Compensation Plan*
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin*
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10.12	(d)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999
10.13	(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.14	(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10.15	(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10.16	(f)	Key Employee Severance Plan*
10.17	(f)	Form of Severance Agreement*
10.18	(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10.19	(g)	Form of Hotel Management Agreement*
10.20	(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.21	(j)	Description of Employment Arrangement between the Company and Shereen P. Jones*
10.22		Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.23		Modification Letter – Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.24		Modification of Employment Agreement between the Company and Robert W. Boykin*
12		Statement re Computation of Ratios
16.1	(h)	Letter of Deloitte & Touche LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on April 20, 2004.

(i)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

(j)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Boykin Lodging Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9a of the Form 10K, that Boykin Lodging Company (an Ohio Corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boykin Lodging Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Boykin Lodging Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Boykin Lodging Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boykin Lodging Company as of December 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 and our report dated March 1, 2005 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Cleveland, Ohio
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Boykin Lodging Company
We have audited the accompanying consolidated balance sheet of Boykin Lodging Company (an Ohio corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Boykin Lodging Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2005 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Cleveland, Ohio
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Boykin Lodging Company:
Cleveland, Ohio
We have audited the accompanying consolidated balance sheet of Boykin Lodging Company (an Ohio corporation) and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 25, 2004 (March 2, 2005 as to the effects of the discontinued operations in fiscal 2004 described in Note 4)

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(DOLLAR AMOUNTS IN THOUSANDS)

	2004	2003

ASSETS
Investment in hotel properties	$545,142	$534,475
Accumulated depreciation	(134,347)	(124,599)

Investment in hotel properties, net	410,795	409,876
Cash and cash equivalents	13,521	14,013
Restricted cash	13,022	15,365
Accounts receivable, net of allowance for doubtful accounts of $87 and $144 as of December 31, 2004 and 2003, respectively	12,170	39,988
Receivables from lessee	10	254
Inventories	1,709	1,591
Deferred financing costs and other, net	2,014	2,948
Investment in unconsolidated joint ventures	14,048	16,158
Other assets	10,091	8,315
Assets related to discontinued operations, net	—	82,784

	$477,380	$591,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$6,446	$71,945
Term notes payable	193,539	210,074
Accounts payable and accrued expenses	36,707	43,273
Accounts payable to related party	1,063	873
Dividends/distributions payable	1,188	1,188
Due to lessees	—	164
Minority interest in joint ventures	927	967
Minority interest in operating partnership	10,062	11,495
Liabilities related to discontinued operations	—	19,772
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of December 31, 2004 and 2003 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,450,314 and 17,344,380 shares outstanding at December 31, 2004 and 2003, respectively	—	—
Additional paid-in capital	358,688	357,290
Distributions in excess of income	(129,232)	(124,321)
Unearned compensation – restricted shares	(2,008)	(1,428)

Total shareholders’ equity	227,448	231,541

	$477,380	$591,292

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	2004	2003	2002

Revenues:
Hotel revenues:
Rooms	$133,597	$122,821	$129,341
Food and beverage	62,407	58,268	61,728
Other	14,414	11,314	11,632

Total hotel revenues	210,418	192,403	202,701
Other lease revenue	2,045	1,958	1,885
Other operating revenue	380	311	451
Revenues from condominium development and unit sales	7,541	36,883	8,715

Total revenues	220,384	231,555	213,752

Expenses:
Hotel operating expenses:
Rooms	33,772	30,850	31,432
Food and beverage	43,045	40,877	42,984
Other direct	8,181	7,142	7,342
Indirect	68,256	61,672	57,912
Management fees to related party	5,801	4,339	3,741
Management fees – other	59	882	2,261

Total hotel operating expenses	159,114	145,762	145,672
Property taxes, insurance and other	15,117	14,530	12,921
Cost of condominium development and unit sales	5,509	24,645	6,474
Real estate related depreciation and amortization	24,017	26,085	23,377
Corporate general and administrative	8,801	8,138	6,404

Total operating expenses	212,558	219,160	194,848

Operating income	7,826	12,395	18,904

Interest income	387	602	126
Other income	8	39	80
Interest expense	(13,629)	(14,923)	(18,068)
Amortization of deferred financing costs	(1,367)	(1,906)	(2,105)
Minority interest in earnings of joint ventures	(141)	(133)	(133)
Minority interest in loss of operating partnership	1,879	1,946	980
Equity in loss of unconsolidated joint ventures	(814)	(870)	(2,040)

Loss before gain (loss) on sale/disposal of assets and discontinued operations	(5,851)	(2,850)	(2,256)
Gain (loss) on sale/disposal of assets	3,157	954	(16)

Loss before discontinued operations	(2,694)	(1,896)	(2,272)
Discontinued operations:
Operating income (loss) from discontinued operations, net of operating partnership minority interest income (expense) of $1,038, $387 and $(340), for the years ended December 31, 2004, 2003 and 2002, respectively	(5,890)	(2,184)	1,901
Gain on sale of assets, net of operating partnership minority interest expense of $1,484 and $116 for the years ended December 31, 2004 and 2003, respectively	8,424	654	—

Net loss	$(160)	$(3,426)	$(371)

Preferred dividends	(4,751)	(4,751)	(1,109)

Net loss attributable to common shareholders	$(4,911)	$(8,177)	$(1,480)

Net loss per share attributable to common shareholders before discontinued operations
Basic	$(0.43)	$(0.38)	$(0.20)
Diluted	$(0.43)	$(0.38)	$(0.20)
Discontinued operations per share
Basic	$0.15	$(0.09)	$0.11
Diluted	$0.14	$(0.09)	$0.11
Net loss per share attributable to common shareholders(a)
Basic	$(0.28)	$(0.47)	$(0.09)
Diluted	$(0.28)	$(0.47)	$(0.09)
Weighted average number of common shares outstanding
Basic	17,426	17,336	17,248
Diluted	17,553	17,470	17,383

(a)	Per share amounts may not add due to rounding
See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(DOLLAR AMOUNTS IN THOUSANDS)

			Additional	Distributions	Other
	Preferred	Common	Paid-In	In Excess of	Comprehensive	Unearned
	Shares	Shares	Capital	Income	Gain/(Loss)	Compensation	Total

Balance at January 1, 2002	—	17,191,954	$312,171	$(105,193)	$(2,838)	$(1,494)	$202,646
Issuance of common shares, net of offering expenses of $3	—	104,461	1,126	—	—	(692)	434
Issuance of preferred shares, net of offering expenses of $2,016	181,000	—	43,234	—	—	—	43,234
Common share purchases for treasury	—	(20,008)	(303)	—	—	—	(303)
Dividends declared
– $0.36 per common share	—	—	—	(6,297)	—	—	(6,297)
– $6.125 per Class A preferred share	—	—	—	(1,109)	—	—	(1,109)
Amortization of unearned compensation	—	—	—	—	—	992	992
Net loss	—	—	—	(371)	—	—	(371)
Other comprehensive income
– net unrealized gain on interest rate swap	—	—	—	—	1,065	—	1,065

Total comprehensive income	—	—	—	—	—	—	694

Balance at December 31, 2002	181,000	17,276,407	356,228	(112,970)	(1,773)	(1,194)	240,291
Issuance of common shares, net of offering expenses of $4	—	77,528	1,143	—	—	(990)	153
Common share purchases for treasury	—	(9,555)	(81)	—	—	—	(81)
Dividends declared
– $0.18 per common share	—	—	—	(3,174)	—	—	(3,174)
– $26.25 per Class A preferred share	—	—	—	(4,751)	—	—	(4,751)
Amortization of unearned compensation	—	—	—	—	—	756	756
Net loss	—	—	—	(3,426)	—	—	(3,426)
Other comprehensive income
– net unrealized gain on interest rate swap	—	—	—	—	1,773	—	1,773

Total comprehensive loss	—	—	—	—	—	—	(1,653)

Balance at December 31, 2003	181,000	17,344,380	357,290	(124,321)	—	(1,428)	231,541
Issuance of common shares	—	128,745	—	—	—	—	—
Restricted common share grants	—	—	1,589	—	—	(1,589)	—
Common share purchases for treasury	—	(22,811)	(191)	—	—	—	(191)
Dividends declared
– $26.25 per Class A preferred share	—	—	—	(4,751)	—	—	(4,751)
Amortization of unearned compensation	—	—	—	—	—	1,009	1,009
Net loss	—	—	—	(160)	—	—	(160)

Balance at December 31, 2004	181,000	17,450,314	$358,688	$(129,232)	$—	$(2,008)	$227,448

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(160)	$(3,426)	$(371)
Adjustments to reconcile net loss to net cash flow provided by operating activities –
(Gain) loss on sale/disposal of assets	(13,080)	(2,274)	18
Impairment of real estate	4,300	2,800	—
Depreciation and amortization	28,073	33,822	32,356
Amortization of unearned compensation	1,009	756	992
Equity in loss of unconsolidated joint ventures	814	870	2,040
Minority interests	803	(3,319)	(507)
Changes in assets and liabilities –
Accounts receivable and inventories	28,808	(31,083)	266
Restricted cash	2,343	(1,851)	(4,069)
Accounts payable and accrued expenses	(9,118)	1,902	1,321
Amounts due to/from lessees	80	(217)	3,092
Other	(1,232)	4,193	4,050

Net cash flow provided by operating activities	42,640	2,173	39,188

Cash flows from investing activities:
Cash assumed in connection with termination of leases	—	—	5,765
Investment in unconsolidated joint ventures	(438)	(481)	(4,408)
Distributions received from unconsolidated joint ventures	1,698	572	148
Improvements and additions to hotel properties, net	(30,834)	(54,210)	(13,490)
Net proceeds from sale of assets	93,101	30,336	—

Net cash flow provided by (used in) investing activities	63,527	(23,783)	(11,985)

Cash flows from financing activities:
Payments of dividends and distributions	(4,751)	(11,485)	(3,638)
Net borrowings (repayments) against credit facilities	(65,500)	71,946	(39,000)
Term note borrowings	14,133	13,222	—
Repayment of term notes	(47,537)	(61,106)	(5,144)
Payment of deferred financing costs	(327)	(2,339)	(830)
Net proceeds from issuance of preferred shares	—	—	43,234
Net proceeds from issuance of common shares	—	153	434
Cash payment for common share purchases	(191)	(81)	(172)
Distributions to joint venture minority interest partners, net	(2,486)	(140)	(244)

Net cash flow provided by (used in) financing activities	(106,659)	10,170	(5,360)

Net change in cash and cash equivalents	$(492)	$(11,440)	$21,843
Cash and cash equivalents, beginning of year	14,013	25,453	3,610

Cash and cash equivalents, end of year	$13,521	$14,013	$25,453

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1. Background:
Boykin Lodging Company, an Ohio Corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of December 31, 2004, Boykin owned interests in 24 hotels containing a total of 7,209 guestrooms located in 16 states, 21 of which were affiliated with nationally-recognized franchisors. Boykin’s largest franchise affiliation is with Doubletree®. As of December 31, 2004, Boykin owned eight Doubletree hotels in seven states, which accounted for approximately 41% of the total rooms in Boykin’s portfolio. Other brands that Boykin is affiliated with include Hilton®, Marriott® and Radisson®.
The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters.

Formation
Boykin was formed and completed an initial public offering (the “IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of December 31, 2004, Boykin had an 85.3% ownership interest in and is the sole general partner of the Partnership.
Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.
As of December 31, 2004, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 21 of the 24 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%) and his brother, John E. Boykin (46.2%).

Consolidated Joint Ventures
During the three year period ended December 31, 2004, Boykin was a party to the following joint ventures for the purposes of owning hotels. In 2004, the joint ventures which owned the Holiday Inn Minneapolis West and Marriott’s Hunt Valley Inn, sold their respective hotels.

		Boykin	JV
		Ownership	Ownership		Hotel	Date of Hotel
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Manager	Sale

BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	BMC	August 2004
Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	Davidson	July 2004
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San DiegoAirport/Sea World	Outrigger	N/A

Unconsolidated Joint Ventures
In 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin has a 25% ownership interest in the joint venture. In the same year, the Boykin/ AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, L.L.C., which purchased a hotel in downtown Chicago, now named Hotel 71. In 2000, Boykin purchased the remaining 25% ownership interest in Boykin Chicago, L.L.C. from a private investor thereby increasing Boykin’s total ownership percentage in the hotel to 43.75%. Boykin Chicago, L.L.C. entered into a contract to sell Hotel 71 in 2004.

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
The following table sets forth the total assets, liabilities, revenues and net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004:

	Boykin/AEW		Boykin/Concord
	December 31,		December 31,

	2004	2003	2004	2003

Total assets	$65,975	$68,601	$21,069	$22,272

Accrued expenses	2,593	2,884	485	469
Outstanding debt	36,116	37,236	18,398	16,728

Total liabilities	38,709	40,120	18,883	17,197
Minority interest	6,781	7,081	—	—
Equity	20,485	21,400	2,186	5,075
Boykin’s share of equity and minority interest	11,999	12,627	1,093	2,537
Boykin’s additional basis in Boykin Chicago, L.L.C.	956	994	—	—

Investment in unconsolidated joint venture	$12,955	$13,621	$1,093	$2,537

	Boykin/AEW			Boykin/Concord
	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

Revenues	$16,093	$14,942	$10,049	$7,437	$6,709	$5,529
Hotel operating expenses	(10,698)	(9,836)	(8,752)	(4,297)	(3,856)	(3,495)
Management fees – related parties	(483)	(446)	(75)	—	—	—
Real estate related depreciation	(3,102)	(3,099)	(1,938)	(1,114)	(1,139)	(1,011)
Property taxes, insurance and other	(1,710)	(1,245)	(1,360)	(554)	(537)	(493)

Operating income (loss)	100	316	(2,076)	1,472	1,177	530
Interest and other income	35	14	26	5	13	2
Amortization	(289)	(282)	(334)	(151)	(88)	(87)
Interest expense	(1,760)	(1,716)	(1,648)	(926)	(792)	(799)
Other	(1)	(5)	(107)	(156)	(578)	(94)

Net income (loss) before minority interest	(1,915)	(1,673)	(4,139)	244	(268)	(448)
Boykin’s share of net income (loss)	(936)	(736)	(1,816)	122	(134)	(224)

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
In conjunction with the transaction, the Partnership acquired 16 subsidiaries of BMC for consideration comprised of limited partnership units (Note 8) and the assumption of working capital liabilities in excess of assets relating to Westboy LLC (“Westboy”), one of the subsidiaries (Note 14).

The Partnership then contributed the acquired subsidiaries to Bellboy, Inc. (“Bellboy”), a wholly owned subsidiary of the Partnership, or terminated the existing lease agreement with the hotel managers and re-leased the properties to subsidiaries of Bellboy. Bellboy has elected to be treated as a TRS.
Effective September 1, 2002, Shawan Road Hotel L.P. formed a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), to lease the Marriott’s Hunt Valley Inn. Davidson continued to manage the property until Shawan Road Hotel L.P. sold the hotel in 2004.
As Boykin Chicago, L.L.C. and the Boykin/ Concord joint venture each also have TRS entities which lease their properties, 71 E. Wacker Leasing, Inc. and BoyCon Leasing, Inc., respectively, as of December 31, 2004, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the TRS structure.
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

Hilton Modification Agreement
Westboy, a subsidiary of Bellboy subsequent to the TRS transaction, historically leased from Boykin ten Doubletree branded hotels which were managed by a subsidiary of Hilton Hotels Corporation (“Hilton”) under a long-term management agreement. On April 30, 2003, Boykin entered into an agreement (the “Modification Agreement”) with Hilton to terminate the long-term management agreement. Six of the hotels continued to be Doubletree hotels under license agreements which became effective in May 2003, and Boykin then engaged BMC to manage the properties. One of these properties, the Doubletree Portland Downtown, was subsequently divested in 2004. Of the remaining four properties, three were subsequently sold and one property, the Yakima hotel was managed by Hilton until February 2004, at which point it became a Clarion hotel and Boykin entered into an agreement with the Chambers Group to manage the property.
The terms of the Modification Agreement included a discounted payoff of $3,600 on a $6,000 deferred incentive management fee which had been expensed by Boykin but was not yet payable to Hilton, a $2,100 termination fee and other professional fees related to the transaction. The approximate gain of $150 recorded on the transaction is reflected in property taxes, insurance and other expenses in 2003.

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

Investment in Hotel Properties
Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from ten to 35 years for buildings and improvements and three to 20 years for furniture, fixture and equipment.

Investment in hotel properties as of December 31, 2004 and 2003 consisted of the following:

	2004	2003

Land	$55,009	$55,009
Buildings and improvements	416,563	409,393
Furniture and equipment	68,893	64,659
Construction in progress	4,677	5,414

	545,142	534,475
Less – Accumulated depreciation	(134,347)	(124,599)

	$410,795	$409,876

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
In 2004, Boykin identified changes in circumstances, namely the intended holding period of the property, which indicated that the carrying value of the Ramada Inn Bellevue Center was impaired and accordingly recorded an impairment charge of $4,300. In 2003, management identified changes in circumstances, namely the intended holding period of the property, which indicated that the carrying value of one of its properties, the Holiday Inn Minneapolis West, was impaired and accordingly recorded an impairment charge of $2,800. Both of these properties were sold in 2004. Boykin noted no such circumstances in 2002. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties at this time.
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
There were no consolidated properties held for sale at December 31, 2004 and 2003, as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

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

Accounts Receivable
Accounts receivable, consisting primarily of recognition of revenue related to projects accounted for under the percentage of completion method and hotel guest receivables, is stated at fair value. Bad debt expense for the hotels owned as of December 31, 2004 was $67, $93 and $733 for 2004, 2003 and 2002, respectively.

Inventories
Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Deferred Financing Costs and Other, net
Included in deferred financing costs and other at December 31, 2004 and 2003 were the following:

	2004	2003

Financing costs	$5,269	$5,092
Franchise fees	352	272

	5,621	5,364
Accumulated amortization	(3,607)	(2,416)

	$2,014	$2,948

Deferred financing costs are being amortized using the straight-line method over the terms of the related financing agreements, including extension options where it is the intent of Boykin to exercise such options. In 2004, additional financing costs amounted to $554 and write offs due to repayments or maturities of underlying agreements amounted to $377. Additionally, financing costs for 2003 have been restated to reflect the removal of costs related to the debt collateralized by the properties sold during 2004 of $198. Accumulated amortization at December 31, 2004 and 2003 was $3,491 and $2,324, respectively.
Deferred franchise fees are being amortized on a straight-line basis over the terms of the related franchise agreements. In 2004, additional franchise fees amounted to $80. Franchise fees for 2003 have been restated to reflect amounts related to properties sold during 2004 of $199. Accumulated amortization at December 31, 2004 and 2003 was $116 and $92, respectively.

Officers Life Insurance
Pursuant to our Chairman and Chief Executive Officer’s employment agreement, Boykin was obligated to provide certain split-dollar life insurance benefits to him. During 2004, Boykin amended its agreement with Mr. Boykin to provide that Mr. Boykin would surrender one policy (along with the cash surrender value of such policy) to Boykin and the split dollar feature would be removed from the other policy. In consideration of Mr. Boykin’s agreement to surrender one policy and remove the split dollar features from the other, the Compensation Committee of the Board of Directors agreed to make a one-time payment of $416 to Mr. Boykin and increase his annual base compensation by $40 to compensate for the current value and lost future benefit that the Company would otherwise be required to provide. Amounts recorded for the two policies totaled $924 and $478 as of December 31, 2004 and 2003, respectively, and are reflected in the consolidated balance sheets as other assets. As of December 31, 2004 and 2003, there were loans against the cash surrender value of the policies related to the 2004 and 2003 premiums totaling $244 and $121, respectively, which are reflected in the consolidated balance sheets as accounts payable and accrued expenses.

Deferred Compensation Plans
As of December 31, 2004, Boykin had nonqualified deferred compensation programs which permitted certain employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis. To assist in the funding of these programs, Boykin has purchased shares of mutual funds as directed by the participants and placed them in rabbi trusts. The market value of the mutual fund shares included in other assets totaled $2,634 and $1,858 at December 31, 2004 and 2003, respectively. A liability of the equal amount is recorded within accounts payable and accrued expenses within the consolidated financial statements as of each period.

Dividends
The payment of dividends on Boykin’s common shares is dependent upon the receipt of distributions from the Partnership. The declaration of a common dividend and at what rate is subject to the discretion of Boykin’s Board of Directors.
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

Revenue Recognition
          Hotel revenues – Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.
          Lease revenue – Boykin recognizes lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases once all terms have been satisfied and certain thresholds have been met. Boykin recognizes the revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” The adoption of SAB No. 101 impacts the interim reporting of revenues related to Boykin’s leases for properties not operated under the TRS structure, but has no impact on its interim cash flow or year-end results of operations.
          Percentage of Completion – The revenue and expenses of condominium projects under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Beginning in 2003, Boykin recognized revenue under percentage of completion accounting as the White Sand Villas project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project.

Condominium Units
The related gross rental income generated by the units put back to the resort by contract for use as hotel rooms and the units owned by Boykin is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of the contract, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner.

White Sand Villas
During 2002, Boykin began construction of a 92-unit tower at the Pink Shell Beach Resort. In order to prepare the site for construction of the tower, Boykin paid for the removal of cottages occupying the space. Depreciation of the cottages was accelerated through the period of disposal resulting in an additional $1,700 charge in 2002, recorded in accordance with the provisions of SFAS No. 144 as it relates to asset abandonment. The costs of removing the cottages and preparing the site for construction of the new building were capitalized to the extent that total expected costs did not exceed the expected net realizable value for the project.
Deposits totaling $7,864 at December 31, 2003 received for the purchase of units in the White Sand Villas are included in accounts payable and accrued expenses on the balance sheet. A portion of the deposits was available for use as payment of construction costs. The portion that was not available was reflected in restricted cash.
The amount of costs in excess of the revenue recognized on the White Sand Villas project was $518 as of December 31, 2003 and is reflected in other assets within the consolidated balance sheet. The outstanding accounts receivable related to the recognition of revenue for the White Sand Villas units totaled $32,173 as of December 31, 2003.
The sales of all of the 91 available units closed in 2004, the proceeds had been collected and the contractors had completed their obligations; therefore, all project revenues and related costs have been recognized as of December 31, 2004.
Boykin reported $7,541 and $32,173 in revenues and $5,509 and $21,629 in costs under the percentage of completion method of accounting for the years ended December 31, 2004 and 2003.
All of the White Sand Villas unit owners have contracted with the resort to allow their unused room nights to be rented out as hotel rooms. For the year ended December 31, 2004, $1,188 was remitted to third party unit owners and is included within property taxes, insurance and other in the consolidated financial statements.

Sanibel View Villas
During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated studio units were sold as Sanibel View Villas Condominiums. The revenue related to the sale of the units was recorded upon satisfaction of the following two criteria: (a) the profit is determinable and (b) the earnings process is virtually complete. These criteria are generally met at the closing of the sale. Through December 31, 2002, 40 of the units were sold, generating revenues of $8,715 and costs of $6,474.
As of December 31, 2003, all of the 59 available units were sold. Revenues from condominium development and unit sales for 2003 include $4,710 of revenue related to the sale of 19 Sanibel View Villas condominium units. Costs of the Sanibel View unit sales totaled $3,016 during 2003.
All of the Sanibel View unit owners have contracted with the resort to allow their unused room nights to be rented out as hotel rooms. For the years ended December 31, 2004 and 2003, $882 and $923 was remitted to third party unit owners and is included within property taxes, insurance and other in the consolidated financial statements.

Captiva Villas
During 2003, Boykin made the decision to move forward with the plans for the final phase of redevelopment of the Pink Shell Beach Resort; which includes the demolition of two existing low-rise buildings and the construction of a new 43-unit building. Similar to the other projects at the resort, the units in the new building will be sold as condominiums with the prospect that the owners will put their unused room nights back to the resort by contract for use as hotel rooms. In conjunction with the pending demolition of the existing buildings, in accordance with the provisions of SFAS No. 144 as it relates to asset abandonment, depreciation on the existing buildings was accelerated, resulting in an additional $3,456 of depreciation in 2003. Through December 31, 2004 and 2003, costs incurred in preparing for the construction totaling $1,015 and $554, respectively, as well as the original $900 basis in the land on which the new building will be constructed are reflected in the consolidated balance sheets as other assets.

Insurance Recoveries
In 2003, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance proceeds received in 2003 in excess of the net book value of the disposed assets were $913 and are recorded within the gain (loss) on sale/ disposal of assets within the consolidated financial statements. Additional property insurance proceeds of $3,383 received in 2004 are recorded as a gain on sale/ disposal of assets within the consolidated financial statements. During 2004, Boykin received a $750 advance on its business interruption insurance claim related to the period in which the remediation activities occurred. These proceeds are recorded as other hotel revenues within the consolidated financial statements.
Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. Boykin has recorded estimated business interruption insurance recoveries in the amount of the loss sustained by the hotels since the storm. These estimates, totaling $1,514, are recorded as other hotel revenues within the consolidated financial statements. Estimated property insurance recoveries totaling $5,656 have been recorded as gain on sale/disposal of assets within the consolidated financial statements to the extent Boykin experienced a loss on the writeoff of the damaged or destroyed assets. Included in accounts receivable as of December 31, 2004 is $4,669 of property damage and business interruption insurance recoveries related to these properties.

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
Upon the effective date of the establishment of Boykin’s TRSs, Bellboy and Hunt Valley, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 and 2003, Boykin’s TRSs have a deferred tax asset of $10,155 and $5,735, respectively, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the net operating losses of the TRSs and their subsidiaries. Boykin’s TRSs have recorded a 100% valuation allowance against these assets due to the uncertainty of realization of the deferred tax asset and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of December 31, 2004, the net operating loss carryforwards have remaining lives of 17 to 19 years.
Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation, differences in timing of certain revenue recognition, and differences in the timing of when certain expenses are deductible for tax purposes. For federal income tax purposes, dividends to shareholders applicable to 2004, 2003 and 2002 operating results represented the following allocations of ordinary taxable income, qualified, return of capital, and 20% capital gain:

Common Shares

Year	Ordinary Income	Return of Capital	20% Capital Gain	Total

2004	N/A	N/A	N/A	N/A
2003	—	100.0%	—	100.0%
2002	90.8%	—	9.2%	100.0%

Preferred Shares

Year	Ordinary Income	Qualified	Return of Capital	20% Capital Gain	Total

2004	89.9%	8.1%	2.0%	—	100.0%
2003	92.9%	—	7.1%	—	100.0%
2002	90.8%	—	—	9.2%	100.0%

Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the years ended December 31, 2004, 2003 and 2002, the weighted average basic and diluted common shares outstanding were as follows:

	Year Ended December 31,
	2004	2003	2002

Basic	17,426,458	17,336,258	17,248,173
Effect of dilutive securities:
Common stock options	28,213	18,332	51,523
Restricted share grants	98,530	115,062	83,063

Diluted	17,553,201	17,469,652	17,382,759
There are no adjustments to the reported amounts of income in computing diluted per share amounts.

Partnership Units/ Minority Interests
A total of 2,718,256 limited partnership units (Note 8) were issued and outstanding at December 31, 2004 and 2003. The weighted average number of limited partnership units outstanding for each of the periods ended December 31, 2004, 2003 and 2002 was also 2,718,256.

Fair Value of Financial Instruments
Fair values are determined by using available market information and appropriate valuation methodologies. Boykin’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, the term notes payable and interest rate protection instruments.
Cash, cash equivalents, restricted cash and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 5) bear interest at variable market rates, its carrying value approximates market value at December 31, 2004.
At December 31, 2004, the fair value of the $130,000 term note payable (Note 6) approximated $105,000 versus the carrying value of $102,414 as the interest rate associated with the note exceeds market rates currently offered for debt with similar risk factors, terms and maturities.
At December 31, 2004, the fair value of the $91,125 remaining balance of the $108,000 term loan (Note 6) approximates the carrying value due to its short-term nature.
Boykin has adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to carry all derivative instruments, including embedded derivatives, in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. For financial reporting purposes, the change in market value of the effective portion of an instrument defined as a cash flow hedge flows through the other comprehensive income component of equity. All other changes will flow through earnings.
Subject to the terms of the $108,000 term loan, Boykin is required to maintain interest rate protection on the outstanding balance to cap the interest rate at no more than 10.25%. Changes in the fair value of the interest rate cap are recorded through the statement of operations. The interest rate cap is with a third party and had no value at December 31, 2004 based upon estimated market valuations. In March 2001, Boykin entered into an interest rate swap, which fixed the overall interest rate at 7.32% on $83,000 of Boykin’s $108,000 term note. Changes in the contract’s fair value, if applicable, were recorded through the statement of operations. The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument.

Comprehensive Income
Comprehensive income is defined as changes in shareholders’ equity from non-owner sources, which for Boykin consisted of the difference between the cost basis and fair market value of its interest rate swap. For the years ended December 31, 2003 and 2002, the difference between net income (loss) and comprehensive income (loss) was due to the change in the market value of the swap.

New Accounting Pronouncements
In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin has adopted the disclosure requirements of Interpretation No. 45 for all guarantees entered into prior to January 1, 2003. There are no guarantees which require recognition under this Interpretation as of December 31, 2004.
In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123.” Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption did not have a material effect on the financial condition or results of operations of Boykin.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revised Interpretation which modifies and clarifies various aspects of the original Interpretation. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003 for those entities which may be defined as special purpose entities. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Boykin does not have any unconsolidated variable interest entities as of December 31, 2004.
On April 30, 2003 the FASB issued Statement No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003 and is to be applied prospectively. This Statement has not had and is not expected to have a material impact on Boykin’s financial position or results of operations.
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
At December 31, 2004, Boykin had a Long-Term Incentive Plan, which is described more fully in Note 11. Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net loss and loss per share would have been changed to the pro forma amounts indicated below.

	Year Ended December 31,
	2004	2003	2002
	Pro Forma	Pro Forma	Pro Forma

Net loss attributable to common shareholders	$(4,911)	$(8,177)	$(1,480)
Stock-based employee compensation expense	(126)	(126)	(151)

Proforma net loss attributable to common shareholders	$(5,037)	$(8,303)	$(1,631)

Proforma net loss attributable to common shareholders per share:
Basic	$(0.29)	$(0.48)	$(0.09)
Diluted	$(0.29)	$(0.48)	$(0.09)
In December 2004, the FASB issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin will adopt the provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach permitted by the literature. This approach requires that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. Boykin expects adoption of this approach to result in an immaterial impact on net income.
In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS 128.” The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. Boykin is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

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

3. Hotel Transactions:
The following table summarizes Boykin’s hotel acquisition and dispositions in 2004, 2003 and 2002:

					Percentage
		Acquisition/	Number of	Purchase/	owned by
Hotel	Location	Disposition Date	Rooms	Sale Price	Partnership	Manager

Acquisition:
Radisson Suite Beach Resort	Marco Island, FL	August 2003	233	$27,250	100%	BMC
Dispositions:
Ramada Inn Bellevue Center	Bellevue, WA	November 2004	208	$9,800	100%	BMC
Radisson Hotel Mount Laurel	Mount Laurel, NJ	September 2004	283	$14,250	100%	BMC
Holiday Inn Minneapolis West	Minneapolis, MN	August 2004	196	$9,325	91%	BMC
Marriott’s Hunt Valley Inn	Hunt Valley, MD	July 2004	392	$31,000	91%	Davidson
Doubletree Portland Downtown	Portland, OR	March 2004	235	$22,000	100%	BMC
Doubletree Spokane Valley	Spokane, WA	August 2003	237	$5,400	100%	Hilton
Springfield	Springfield, OR	July 2003	234	$6,500	100%	Hilton
Holiday Inn Lake Norman	Charlotte, NC	June 2003	119	$2,550	100%	BMC
Hampton Inn Lake Norman	Charlotte, NC	February 2003	117	$3,700	100%	BMC
Knoxville Hilton	Knoxville, TN	February 2003	317	$11,500	100%	BMC
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
During 2004, Boykin disposed of the Doubletree Portland Downtown, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center for aggregate proceeds of $86,375. The proceeds from the acquisition of the Doubletree Portland Downtown by the City of Portland through its power of eminent domain, were used to reduce the outstanding balance on the $130,000 term loan and for general corporate purposes. The proceeds from the sales of Marriott’s Hunt Valley Inn and the Holiday Inn Minneapolis West were used to reduce the outstanding balance on the credit facility. The proceeds from the sales of the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center were used to reduce the outstanding balance on the credit facility and for general corporate purposes.
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
The assets and liabilities of the five properties sold in 2004 as of December 31, 2003 and the results of operations of the properties through the 2004 disposal/sale date and for years ended December 31, 2003, and 2002, have been reclassified as discontinued operations in the accompanying financial statements. The operating results of the five properties sold during 2003 have also been reclassified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the sales.

The results of operations and the financial position related to the applicable properties were as follows:

	Year Ended December 31,
	2004	2003	2002

Lease revenue	$—	$—	$2,845
Hotel revenues	20,169	44,745	50,258
Hotel operating expenses	(16,281)	(35,422)	(38,153)
Management fees to related party	(261)	(419)	(598)
Management fees – other	(193)	(672)	(798)
Property taxes, insurance and other	(1,076)	(2,674)	(2,979)
Other expenses	(71)	(35)	(96)
Interest income	14	18	17
Other income	40	42	564
Interest expense	(200)	(1,307)	(1,943)
Real estate related depreciation and amortization	(2,602)	(5,632)	(6,797)
Impairment of real estate	(4,300)	(2,800)	—
Amortization of deferred financing costs	(87)	(200)	(77)
Minority interest in (earnings) loss of joint ventures	(2,095)	1,235	—
Gain (loss) on sale of individual assets	15	550	(2)

Income (loss) from discontinued operations	$(6,928)	$(2,571)	$2,241

December 31,
2003

Accounts receivable, net	$879
Inventories	229
Other assets	669
Deferred financing costs, net	158
Investment in hotel properties, net	80,849

Total assets	$82,784

Accounts payable and accrued expenses	$2,574
Accounts payable to related party	118
Term notes payable	16,870
Minority interest	210

Total liabilities	$19,772

5. Credit Facility:
In October 2003, Boykin entered into a new secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $78,000, subject to borrowing base and loan-to-value limitations. The credit facility was reduced from $78,000 to $60,000 in 2004. Boykin had borrowed $6,446 and $71,945 as of December 31, 2004 and 2003, respectively. The facility expires in October 2006 and bears interest at a floating rate of LIBOR plus 3.75% (6.19% at December 31, 2004). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The new facility is secured by five hotel properties with a net carrying value of $53,655 at December 31, 2004 and seven hotel properties with a carrying value of $90,518 at December 31, 2003.
The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 2004.

6. Term Notes Payable:
Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of December 31, 2004 and 2003 was $102,414 and $122,597, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan was secured by six Doubletree hotels with a net carrying value of $189,333 at December 31, 2004 and seven Doubletree hotels with a net carrying value of $209,123 at December 31, 2003. The loan requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at December 31, 2004 and 2003.
Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a $108,000 term loan agreement. In connection with the sale of the Knoxville Hilton, the Hampton Inn Lake Norman and the Holiday Inn Lake Norman in 2003, the loan balance was reduced to $91,125. The loan had an initial maturity date of July 2003. Boykin exercised its options to extend the maturity date to July 2005. As of December 31, 2004 and 2003, the loan was secured by six hotel properties with a net carrying value of $65,916 and $61,273, respectively. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (4.63% at December 31, 2004). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at December 31, 2004 and 2003.
In 2001, the Partnership entered into an interest rate swap which fixed the overall interest rate at 7.32% on $83,000 of debt designated to BHC’s $108,000 term note. The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument. BHC also had interest rate protection on the remaining $25,000 original principal to cap the overall loan interest rate at no more than 10.25%. The initial cap matured in July 2003, at which time BHC purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% for a period of one year. In conjunction with the extension of the maturity date of the loan to July 2005, BHC purchased another one-year cap. The cap had no value at December 31, 2004.
Boykin previously had an outstanding term loan which had an original balance of $45,000 and was secured by three hotel properties. Boykin used a portion of the net proceeds from the preferred stock offering in October 2002 (Note 7) to reduce the outstanding loan balance to $41,967. The loan bore interest at a rate that fluctuated at LIBOR plus 2.0% to LIBOR plus 4.0%. In October 2003, Boykin used a portion of the proceeds from the new credit facility to repay the entire outstanding balance of $41,967.
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
As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of December 31, 2004 and 2003, there were no letters of credit outstanding. As of December 31, 2004, Boykin has not entered into any significant other off-balance sheet financing arrangements.

Maturities of long-term debt at December 31, 2004 were as follows:

2005	$95,010
2006	4,166
2007	4,448
2008	4,788
2009	5,134
2010 and thereafter	79,993

$193,539

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

Preferred Shares
The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. As a result of the preferred offering in October 2002 as discussed below, there were 181,000 preferred shares issued and outstanding at December 31, 2004 and 2003.
In October 2002, Boykin completed an underwritten public offering of 1,800,000 preferred depositary shares. Each depositary share represents a 1/10 interest in one share of Boykin’s 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A, and has a liquidation preference of $25 per share. Dividends on the depositary shares are payable quarterly, upon authorization by the Board of Directors, beginning on January 15, 2003 at an annual rate of $2.625 per depositary share and are senior to the common shares. The shares are listed and traded on the New York Stock Exchange. The shares do not have a stated maturity and are not subject to any sinking fund or mandatory redemption provisions. Net proceeds from the offering were used to repay the outstanding balance on the previously existing credit facility and pay down $3,033 on the previously existing $45,000 term note (Note 6). An additional 10,000 depositary shares were later issued to cover over-allotments.

8. Limited Partnership Interests:
Pursuant to the Partnership Agreement, the minority interest limited partners of the Partnership have exchange rights which enable them to cause the Partnership to pay cash for their interests in the Partnership or, at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. As of December 31, 2004 and 2003, there were 2,718,256 minority interest limited partnership units outstanding. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin.
Boykin owns a corresponding Series A Preferred equity interest in the Partnership that entitles it to income and distributions in amounts equal to the dividends payable on the Series A Preferred shares discussed in Note 7.

9. Joint Venture with AEW:
In February 1999, Boykin formed a joint venture with AEW. Pursuant to the joint venture agreement, AEW has contributed $22,396 of equity capital into the joint venture. Boykin has contributed $7,465, has served as the operating partner of the joint venture for which it receives compensation from the joint venture, and has the right to receive incentive returns based on the performance of acquired assets. Because of the non-controlling nature of its ownership interest in the joint venture, Boykin accounts for its investment utilizing the equity method.
In August 1999, the Boykin/AEW venture partnered with a private investor, forming Boykin Chicago, L.L.C., in which Boykin/AEW has a 75% interest. Boykin Chicago, L.L.C. purchased Hotel 71, located in Chicago, Illinois for cash consideration of $48,000. The acquisition was accounted for as a purchase and was funded with proceeds from a $30,000 secured mortgage note with the remainder in cash from the partners. In September 2000, Boykin purchased the 25% interest in Boykin Chicago, L.L.C. from the private investor for $6,270, thereby increasing Boykin’s total ownership interest in the hotel from 18.75% to 43.75%. A subsidiary of BMC leased the property pursuant to a long-term percentage lease agreement, which was terminated on June 30, 2001. Subsequently, a TRS of Boykin Chicago, L.L.C. entered into a management agreement with the subsidiary of BMC to manage the property.

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
Percentage lease revenues related to the hotel owned as of December 31, 2004 that is not operated under the TRS structure were $2,045, $1,958 and $1,885 respectively, for the years ended December 31, 2004, 2003 and 2002, of which approximately $673, $611 and $569, respectively, was in excess of minimum rent. As of December 31, 2004, the lease related to this hotel has a noncancelable remaining term of approximately three years, subject to earlier termination on the occurrence of certain contingencies, as defined. The net book value of the hotel subject to this lease was $7,739 and $7,997 as of December 31, 2004 and 2003, respectively. Future minimum rentals (excluding future CPI increases) to be received by Boykin from this lease for each of the years in the period 2005 to 2007 are as follows:

2005	$1,418
2006	1,418
2007	1,209

$4,045

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

Share Option Plan
The following summarizes information related to share option activity in 2004, 2003 and 2002:

		Weighted Average Per
	Number of Options	Share Exercise Price

Outstanding at January 1, 2002	594,139	$12.84
Options granted (officers and employees)	353,000	$8.30
Options exercised/ forfeited/expired	(108,000)	$10.48

Outstanding at December 31, 2002	839,139	$11.24
Options granted	—	—
Options exercised/ forfeited/expired	—	—

Outstanding at December 31, 2003	839,139	$11.24
Options granted	—	—
Options exercised/ forfeited/expired	—	—

Outstanding at December 31, 2004	839,139	$11.24

			Exercisable Options
		Weighted Average
	Options	Fair Value of		Weighted Average Per
Year	Granted	Options Granted	Options Outstanding	Share Exercise Price

2004	—	—	613,006	$12.21
2003	—	—	518,539	$12.87
2002	353,000	$1.05	422,405	$13.72
As of December 31, 2004, information related to outstanding options was as follows:

	Total Options			Exercisable Options

		Weighted Average	Weighted Average		Weighted Average
Range of	Options	Per Share	Remaining	Options	Per Share
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Outstanding	Exercise Price

$7.295 – $8.40	479,000	$8.00	7.0 years	272,667	$7.72
$10.938 – $13.75	235,139	$12.36	4.5 years	215,339	$12.49
$20.00 – $25.626	125,000	$21.52	2.1 years	125,000	$21.52

	839,139	$11.24	5.6 years	613,006	$12.21

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
The fair value of employee share options used to compute the pro forma amounts of net income (loss) and basic earnings per share presented in Note 2 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Options Issued In:
	2004	2003	2002

Dividend yield	—	—	10.00%
Expected volatility	—	—	34.30%
Risk-free interest rate	—	—	4.40%
Expected holding period	—	—	5.0 years

Restricted Share Grant Plan
The following table summarizes Boykin’s restricted share grant activity related to its officers, eligible employees and non-employee directors.

	2004	2003

Restricted shares outstanding – beginning of year	288,740	219,352
New share grants	174,789	132,000
Shares cancelled	—	(3,481)
Shares vested	(128,745)	(59,131)

Restricted shares outstanding – end of year	334,784	288,740

The restricted shares vest over various periods ranging from one to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the years ended December 31, 2004, 2003 and 2002, Boykin’s compensation expense related to these restricted shares was $1,009, $756 and $992, respectively. As of December 31, 2004, the unearned compensation related to restricted share grants was $2,008 and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

12. Employee Benefit Plans:
Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans which were established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 2004, 2003 and 2002 totaled $292, $290 and $219, respectively.

13. Commitments:
Portions of land related to five of the hotels owned by Boykin as of December 31, 2004 are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other four leases are adjusted for increases in CPI every one to ten years. Rental expense charged to operations related to these leases for the years ended December 31, 2004, 2003 and 2002 was $877, $889 and $942, respectively for continuing operations. Rental expense charged to operations related to discontinued operations for the years ended December 31, 2004, 2003 and 2002 totaled $6, $31 and $45, respectively.
Boykin entered into a lease agreement which expires in January 2008 for the office space currently used by Boykin and BMC and its subsidiaries. Pursuant to a shared services and office space agreement, BMC reimburses Boykin for its proportionate share of the cost of the space used under the lease agreement. Boykin’s expense charged to operations related to its proportionate share of the utilized space for the years ended December 31, 2004, 2003 and 2002 was $71, $75 and $64, respectively. Amounts reimbursed from BMC for the years ended December 31, 2004, 2003 and 2002 was $146, $147 and $119, respectively.
As a part of normal operations, Boykin has numerous operating leases related to the hotels in its portfolio or its corporate office. Additionally, as a part of ongoing capital improvement projects at the hotels and corporate offices, purchase obligations are often entered into.
Boykin’s annual obligations to make future minimum payments under the land lease agreements (excluding future CPI increases), the office space lease, other operating leases and purchase obligations which are not required to be reflected in the balance sheet as of December 31, 2004 are as follows:

2005	$3,999
2006	1,075
2007	932
2008	624
2009	536
2010 and thereafter	22,677

$29,843

In addition to the amounts disclosed above, as of December 31, 2004 Boykin has also entered into various franchise, management and other lease agreements that are contingent upon future results of operations of the hotels in its portfolio and provide for potential termination fees dependent upon the timing and method of termination of such agreements.
Upon purchasing the Doubletree Kansas City in 1997, Boykin assumed certain obligations related to a tax increment financing (“TIF”). The hotel is subject to a lease (the “Lease”) with the City of Kansas City (the “City”), which provides for rent payments equal to the debt service related to the Taxable Lease Revenue Bonds (Municipal Auditorium and the 13th and Wyandotte Hotel Redevelopment Projects), Series 1996 (the “Bonds”), issued by the Land Clearance for Redevelopment Authority of Kansas City, Missouri (the “Authority”), offset by incremental tax and parking revenues received by the City which are generated by the project, including real estate tax revenues and special assessments paid by the hotel and parking rental payments made by the hotel plus a credit enhancement fee. Revenues received by the City have, and are expected to continue to, fully offset rent payments which would otherwise be due pursuant to the Lease other than the credit enhancement fee. The present value of the fixed and determinable payments to be made pursuant to a special assessment, credit enhancement fees and a garage management agreement have been reflected as liabilities totaling $6,077 and $6,106 in Boykin’s financial statements as of December 31, 2004 and 2003, respectively, in accordance with the provisions of Emerging Issues Task Force 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities.”
The City and the Authority have the right, commencing in 2006 and upon no less than 12 months notice, to require Boykin Kansas City LLC, owner of the hotel and wholly-owned subsidiary of the Partnership, to purchase certain property (including the land under the hotel and parking areas) at a price based primarily on the redemption price of the Bonds (the “Purchase”). The balance on the Bonds as of December 31, 2004 was $14,120. Under certain circumstances, this Purchase may be delayed by Boykin Kansas City LLC for up to two years. In the event the City requires Boykin Kansas City LLC to complete the Purchase and redeem the Bonds, the City has indicated that it will continue to make the incremental tax revenues available to support a refinancing of the Bonds. The hotel serves as collateral for the Lease and certain other obligations of Boykin Kansas City LLC.

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
Also in conjunction with the TRS transaction, effective January 1, 2002, BMC assumed management of 16 of the consolidated properties in which Boykin owned an interest. Additionally, during October 2002, BMC assumed management of the Doubletree Kansas City and the Pink Shell Beach Resort after Boykin terminated the previously existing management agreements with Interstate Hotels and Resorts (“Interstate”). During 2003, BMC assumed management of seven other hotels in conjunction with the Hilton Modification Agreement as discussed in Note 1 and assumed management of the Holiday Inn Minneapolis West after Boykin terminated the previously existing management agreement with Interstate. Management fees earned by BMC related to the continuing operations of these hotels during the years ended December 31, 2004, 2003 and 2002 totaled $5,801, $4,339 and $3,741, respectively. Management fees earned by BMC related to discontinued operations totaled $261, $419 and $598 for 2004, 2003 and 2002, respectively. An additional $25 and $12 was paid during 2004 and 2003, respectively, for other services provided pursuant to the management agreements.

The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors.
As of December 31, 2004 and 2003, Boykin had related party payables to BMC related to continuing operations of $1,063 and $873, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.
Boykin Chicago L.L.C. has entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71. Management and other fees earned by the subsidiary was $483, $446 and $75 during 2004, 2003 and 2002, respectively. An additional $1 was paid for other services provided pursuant to the management agreement for each of the years ended 2004 and 2003. During 2004 and 2003, fees of $1 and $12 were paid to a wholly-owned subsidiary of BMC for design services related to capital improvements at the hotel.
During the years ended December 31, 2004, 2003 and 2002, Boykin paid a wholly-owned subsidiary of BMC $329, $630 and $192, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is payable contingent upon future revenues of the business, including revenues from Boykin. During 2004, 2003 and 2002, an additional $53, $59 and $78 of sales proceeds was provided to BMC as a result of purchases made by Boykin.
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

15. Statements of Cash Flows, Supplemental Disclosures:
As of both December 31, 2004 and 2003, there were $1,188 of dividends and Partnership distributions which were declared but not paid.
Interest paid during the years ended December 31, 2004, 2003, and 2002 was $13,922, $16,743 and $20,240, respectively.

16. Quarterly Operating Results (Unaudited):
Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 2004 and 2003 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years.

	For the 2004 Quarter Ended
	March 31	June 30	September 30	December 31

Total revenues	$54,627	$56,563	$58,902	$50,292
Loss attributable to common shareholders before discontinued operations	(1,546)	(910)	(191)	(4,798)
Discontinued operations, net of minority interest	(2,964)	543	4,912	43

Net income (loss) attributable to common shareholders	(4,510)	(367)	4,721	(4,755)
Loss attributable to common shareholders before discontinued operations per share:
Basic	(0.09)	(0.05)	(0.01)	(0.28)
Diluted	(0.09)	(0.05)	(0.01)	(0.28)
Net income (loss) attributable to common shareholders per share:
Basic	(0.26)	(0.02)	0.27	(0.27)
Diluted	(0.26)	(0.02)	0.27	(0.27)
Weighted average number of common shares outstanding (in thousands):
Basic	17,397	17,412	17,447	17,450
Diluted	17,574	17,446	17,529	17,587

	For the 2003 Quarter Ended
	March 31	June 30	September 30	December 31

Total revenues	$55,638	$58,940	$61,721	$55,256
Loss attributable to common shareholders before discontinued operations	(2,260)	(1,975)	(156)	(2,256)
Discontinued operations, net of minority interest	(466)	345	(21)	(1,388)

Net loss attributable to common shareholders	(2,726)	(1,630)	(177)	(3,644)
Loss attributable to common shareholders before discontinued operations per share:
Basic	(0.13)	(0.11)	(0.01)	(0.13)
Diluted	(0.13)	(0.11)	(0.01)	(0.13)
Net loss attributable to common shareholders per share:
Basic	(0.16)	(0.09)	(0.01)	(0.21)
Diluted	(0.16)	(0.09)	(0.01)	(0.21)
Weighted average number of common shares outstanding (in thousands):
Basic	17,317	17,339	17,344	17,344
Diluted	17,413	17,420	17,445	17,509

17. Subsequent Event:
During February 2005, the two low-rise buildings at the Pink Shell Beach Resort & Spa, were demolished to make way for the new Captiva Villas tower.

BOYKIN LODGING COMPANY
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(IN THOUSANDS)

					Costs Capitalized		Gross Amounts at Which
			Initial Cost		Subsequent to Acquisition		Carried at Close of Period

				Buildings and		Building and		Building and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total(f)(g)

Corporate Offices Cleveland, Ohio	—		$—	$—	$—	$35	$—	$35	$35
Doubletree Berkeley Marina Berkeley, California	—	(c)	—	10,807	—	15,408	—	26,215	26,215
Buffalo Marriott Buffalo, New York	—	(c)	1,164	15,174	—	4,002	1,164	19,176	20,340
Cleveland Airport Marriott Cleveland, Ohio	—	(c)	1,175	11,441	—	9,136	1,175	20,577	21,752
Columbus North Marriott Columbus, Ohio	—	(a)	1,635	12,873	—	2,920	1,635	15,793	17,428
Melbourne Quality Suites Melbourne, Florida	—	(a)	3,092	7,819	—	(1,866)	3,092	5,953	9,045
Best Western Fort Myers Island Gateway Hotel Ft. Myers, Florida	—	(c)	718	2,686	—	886	718	3,572	4,290
Holiday Inn Crabtree Raleigh, North Carolina	—	(c)	725	6,542	—	1,484	725	8,026	8,751
Melbourne Hilton Oceanfront Melbourne, Florida	—	(a)	852	7,699	—	(2,040)	852	5,659	6,511
French Lick Springs Resort and Spa French Lick, Indiana	—		2,000	16,000	(3)	1,843	1,997	17,843	19,840
Hampton Inn San Diego Airport/Sea World San Diego, California	—	(c)	1,000	7,400	—	702	1,000	8,102	9,102
Doubletree Kansas City Kansas City, Missouri	—	(d)	1,500	20,958	3,664	(5,717)	5,164	15,241	20,405
High Point Radisson High Point, North Carolina	—	(a)	450	25,057	—	(1,944)	450	23,113	23,563
Pink Shell Beach Resort & Spa Ft. Myers, Florida	—	(e)	6,000	13,445	(1,800)	(9,596)	4,200	3,849	8,049
Radisson Suite Beach Resort Marco Island, Florida	—		14,570	12,605	—	33	14,570	12,638	27,208
Doubletree Sacramento Sacramento, California	—	(b)	4,400	41,884	—	4,952	4,400	46,836	51,236
Doubletree Colorado Springs Colorado Springs, Colorado	—	(b)	3,340	31,296	—	1,831	3,340	33,127	36,467
Doubletree Boise Boise, Idaho	—	(b)	2,470	23,998	—	4,292	2,470	28,290	30,760
Doubletree Omaha Omaha, Nebraska	—	(b)	1,100	19,690	—	9,571	1,100	29,261	30,361
Doubletree Portland, Lloyd Center Portland, Oregon	—	(b)	3,900	61,633	—	5,673	3,900	67,306	71,206
Clarion Hotel & Conference Center Yakima, Washington	—		1,140	6,188	—	(3,023)	1,140	3,165	4,305
Embassy Suites Southfield Southfield, Michigan	—	(a)	777	7,639	—	3,374	777	11,013	11,790
Doubletree Hotel San Antonio San Antonio, Texas	—	(b)	1,140	11,203	—	570	1,140	11,773	12,913

Total			$53,148	$374,037	$1,861	$42,526	$55,009	$416,563	$471,572

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Life on Which
	Accumulated	Net Book			Depreciation in
	Depreciation	Value Land and			Statement of
	Buildings and	Buildings and	Date of	Date of	Operations is
Description	Improvements(h)	Improvements	Construction	Acquisition	Computed

Corporate Offices Cleveland, Ohio	$24	$11		1998	10 years
Doubletree Berkeley Marina Berkeley, California	6,434	19,781	1972	1996	20 years
Buffalo Marriott Buffalo, New York	5,510	14,830	1981	1996	25 years
Cleveland Airport Marriott Cleveland, Ohio	7,691	14,061	1970	1996	20 years
Columbus North Marriott Columbus, Ohio	4,850	12,578	1981	1996	25 years
Melbourne Quality Suites Melbourne, Florida	1,592	7,453	1986	1996	30 years
Best Western Fort Myers Island Gateway Hotel Ft. Myers, Florida	865	3,425	1986	1996	30 years
Holiday Inn Crabtree Raleigh, North Carolina	2,190	6,561	1974	1997	30 years
Melbourne Hilton Oceanfront Melbourne, Florida	1,251	5,260	1986	1997	35 years
French Lick Springs Resort and Spa French Lick, Indiana	4,669	15,171	1903	1997	30 years
Hampton Inn San Diego Airport/Sea World San Diego, California	1,844	7,258	1989	1997	30 years
Doubletree Kansas City Kansas City, Missouri	4,920	15,485	1969	1997	30 years
High Point Radisson High Point, North Carolina	5,531	18,032	1982	1998	30 years
Pink Shell Beach Resort & Spa Ft. Myers, Florida	576	7,473	1989	1998	30 years
Radisson Suite Beach Resort Marco Island, Florida	561	26,647	1986	2003	30 years
Doubletree Sacramento Sacramento, California	9,757	41,479	1974	1998	30 years
Doubletree Colorado Springs Colorado Springs, Colorado	7,151	29,316	1986	1998	30 years
Doubletree Boise Boise, Idaho	5,674	25,086	1968	1998	30 years
Doubletree Omaha Omaha, Nebraska	5,336	25,025	1970/81	1998	30 years
Doubletree Portland, Lloyd Center Portland, Oregon	13,999	57,207	1964/81	1998	30 years
Clarion Hotel & Conference Center Yakima, Washington	1,088	3,217	1968	1998	30 years
Embassy Suites Southfield Southfield, Michigan	1,458	10,332	1978	2000	30 years
Doubletree Hotel San Antonio San Antonio, Texas	1,693	11,220	1987	2000	30 years

Total	$94,664	$376,908

(a)	These hotels are collateral for the line of credit.

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	These hotels are collateral for the $108,000 term note payable.

(d)	Effective November 30, 2001, Interstate assigned their 20% minority interest in the joint venture which owns the hotel to the Partnership. The elimination of the minority interest in the hotel ($5,129) was accounted for as a reduction in the value of the building as of November 30, 2001. The hotel serves as collateral for certain obligations of Boykin Kansas City LLC related to a tax increment financing.

(e)	This activity includes the reclassification of the net book value of the Sanibel View Villas to other assets for their eventual sales, the disposal of cottages at the Pink Shell Beach Resort to make way for the construction of White Sand Villas, both of which occurred in 2002, and the 2003 transfer of certain land underlying the Captiva and Useppa buildings at the Pink Shell to other assets as the land will eventually be sold with the new Captiva Villas condominium units.

(f)	Aggregate cost for federal income tax reporting purposes at December 31, 2004 is as follows:

Land	$51,763
Buildings and improvements	441,746

$493,509

(g)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2003	$558,036
Disposals	(107,926)
Improvements and other additions	21,462

Balance as of December 31, 2004	$471,572

(h)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2003	$102,915
Disposals	(24,790)
Depreciation expense	16,539

Balance at December 31, 2004	$94,664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
Boykin/AEW, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheet of Boykin/AEW, LLC and Subsidiaries (“Boykin/AEW”) as of December 31, 2004, and the related consolidated statements of operations, members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boykin/AEW as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
Cleveland, Ohio
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
Boykin/AEW, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheet of Boykin/AEW, LLC and Subsidiaries (“Boykin/AEW”) as of December 31, 2003, and the related consolidated statements of operations, members’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Boykin/AEW as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 12, 2004

BOYKIN/ AEW, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

	2004	2003

ASSETS
Investment in hotel property	$75,160	$75,042
Accumulated depreciation	(11,489)	(8,882)

Investment in hotel property – net	63,671	66,160
Cash and cash equivalents	1,646	1,145
Accounts receivable, net of allowance of $13 as of December 31, 2003	404	882
Deferred expenses – net	33	69
Other assets	221	345

	$65,975	$68,601

LIABILITIES AND MEMBERS’ EQUITY
Mortgage note payable	$36,116	$37,236
Accounts payable and accrued expenses	2,593	2,884
Minority interest in joint venture	6,781	7,081

MEMBERS’ EQUITY
Contributed capital	29,476	28,726
Distributions in excess of income	(8,991)	(7,326)

Total members’ equity	20,485	21,400

	$65,975	$68,601

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)

	2004	2003	2002

Revenues:
Hotel revenues:
Rooms	$14,131	$12,929	$8,629
Food and beverage	973	1,301	1,167
Other	989	712	253

Total revenues	16,093	14,942	10,049

Expenses:
Hotel operating expenses:
Rooms	4,129	3,475	2,562
Food and beverage	894	1,378	1,329
Other	387	338	213
General and administrative	1,783	1,258	1,240
Marketing and franchise	1,785	1,862	1,945
Utilities and maintenance	1,720	1,525	1,463
Management fees – related party	483	446	75

Total hotel operating expenses	11,181	10,282	8,827
Property taxes and insurance and other	1,514	1,054	1,188
Real estate related depreciation and amortization	3,102	3,099	1,938
Asset management fees	196	191	172

Total operating expenses	15,993	14,626	12,125

Operating income (loss)	100	316	(2,076)
Investment income and other	35	14	26
Interest expense	(1,760)	(1,716)	(1,648)
Amortization of deferred financing costs	(167)	(277)	(334)
Other amortization	(122)	(5)	—
Minority interest in loss of joint venture	475	414	1,031

Loss before loss on disposal of assets	(1,439)	(1,254)	(3,001)

Loss on disposal of assets	(1)	(5)	(107)

Net loss	$(1,440)	$(1,259)	$(3,108)

See notes to consolidated financial statements.

BOYKIN/AEW, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)

		Distributions
	Contributed	in Excess
	Capital	of Income	Total

Balance at January 1, 2002	$20,390	$(2,526)	$17,864
Capital contributions	7,511	—	7,511
Distributions paid to members	—	(246)	(246)
Net loss	—	(3,108)	(3,108)

Balance at December 31, 2002	27,901	(5,880)	22,021
Capital contributions	825	—	825
Distributions paid to members	—	(187)	(187)
Net loss	—	(1,259)	(1,259)

Balance at December 31, 2003	28,726	(7,326)	21,400

Capital contributions	750	—	750
Distributions paid to members	—	(225)	(225)
Net loss	—	(1,440)	(1,440)

Balance at December 31, 2004	$29,476	$(8,991)	$20,485

See notes to consolidated financial statements.

BOYKIN/AEW, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(AMOUNTS IN THOUSANDS)

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(1,440)	$(1,259)	$(3,108)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation and amortization	3,391	3,381	2,272
Loss on disposal of assets	1	5	107
Minority interest	(475)	(414)	(1,031)
Changes in operating assets and liabilities -
Accounts receivable	478	(59)	(168)
Accounts payable and accrued expenses	(291)	(401)	273
Other	2	21	(298)

Net cash flow provided by (used in) operating activities	1,666	1,274	(1,953)

Cash flows from investing activities:
Improvements and additions to hotel property, net	(614)	(1,946)	(16,828)

Net cash flow used in investing activities	(614)	(1,946)	(16,828)

Cash flows from financing activities:
Distributions to members	(225)	(187)	(246)
Borrowings of term note	—	1,344	6,656
Payment of term note	(1,120)	(764)	—
Payment of deferred financing costs	(131)	—	(100)
Net contributions from joint venture partner	175	212	2,432
Capital contributions	750	825	7,511

Net cash flow provided by financing activities	(551)	1,430	16,253

Net change in cash and cash equivalents	501	758	(2,528)
Cash and cash equivalents, beginning of year	1,145	387	2,915

Cash and cash equivalents, end of year	$1,646	$1,145	$387

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
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
Boykin Chicago has entered into a management agreement with Boykin Management Company Limited Liability Company (“BMC”), an affiliated entity of Boykin, to manage the property.
The hotel is located at 71 East Wacker Drive, one block from Michigan Avenue in downtown Chicago and includes such amenities as meeting space and banquet facilities. The hotel also offers valet service, a health and fitness center and a business center.
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
In 2004, Boykin Chicago entered into a contract to sell Hotel 71.

2. Summary of Significant Accounting Policies:
Principles of Consolidation – The accompanying consolidated financial statements of Boykin/ AEW include Boykin/ AEW, Boykin Chicago and its wholly-owned TRS, 71 E. Wacker Leasing, Inc. All material intercompany transactions and balances have been eliminated. The results of operations contained within the consolidated financial statements reflect all costs of Boykin/ AEW doing business.
Investment in Hotel Property – Hotel property is stated at cost and is depreciated using the straight-line method over estimated useful lives ranging from ten to 30 years for building and improvements and three to ten years for furniture and equipment.
Investment in the hotel property as of December 31, 2004 and 2003 consisted of the following:

	2004	2003

Land	$9,100	$9,100
Buildings and improvements	58,387	57,813
Furniture and equipment	7,423	7,863
Construction in progress	250	266

	75,160	75,042
Less accumulated depreciation	(11,489)	(8,882)

Total	$63,671	$66,160

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
Cash and Cash Equivalents – Cash and cash equivalents are defined as cash on hand and in banks, plus short-term investments with an original maturity of three months or less.
Inventories – Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.
Accounts Receivable – Accounts receivable, consisting primarily of hotel guest receivables, is stated at fair value. Bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $13, $12 and $2, respectively.
Deferred Expenses — Net – Included in deferred expenses at December 31, 2004 and 2003 are the following:

	2004	2003

Financing costs	$130	$986
Accumulated amortization	(97)	(917)

Total	$33	$69

Deferred financing costs of the mortgage note are being amortized over the initial term of the related credit agreement, excluding any available extension terms. In 2004, additional financing costs amounted to $130 and write offs due to maturities of underlying agreements amounted to $986.
Minority Interest – Minority interest in joint venture represents Boykin’s direct 25% ownership in Boykin Chicago. Income and losses are allocated to minority interest based upon the joint venture partner’s percentage ownership throughout the period as defined in the joint venture agreement.
Hotel Revenues – Hotel revenues including room, food, beverage and other hotel revenues are recognized as the related services are delivered. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.
Fair Value of Financial Instruments – Fair value is determined by using available market information and appropriate valuation methodologies. Boykin Chicago’s principal financial instruments are cash, cash equivalents, accounts receivable and the mortgage note payable. Cash, cash equivalents and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. The mortgage note payable (see Note 3) bears interest at variable market rates and its carrying value approximates market value at December 31, 2004.
Income Taxes – As Boykin/ AEW and Boykin Chicago are limited liability companies, no related provision has been made in the accompanying consolidated financial statements for income taxes for these entities since these taxes are the responsibility of the members. Upon formation on July 1, 2001, the TRS became subject to federal, state and local income taxes. The TRS accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. During 2004, the TRS recorded income as a result of forgiveness of certain obligations in anticipation of the sale of the hotel, resulting in taxable income. The TRS has a deferred tax asset generated by net operating losses sufficient to offset the current year income. The TRS had previously recorded a 100% valuation allowance against the deferred tax asset, and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.
New Accounting Pronouncements – In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Boykin/ AEW has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, Boykin/ AEW has not entered into guarantees.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. In December 2003, the FASB issued a revised Interpretation which modified and clarifies various aspects of the original Interpretation. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the fourth quarter of 2003. Boykin/ AEW does not have any unconsolidated variable interest entities as of December 31, 2004.
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
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Mortgage Note Payable:
In 2001, Boykin Chicago obtained a $38,000 mortgage note from Corus Bank, N.A. (“Corus”) to refinance the initial $30,000 note obtained for the acquisition of the hotel and to provide $8,000 of funding related to the renovation of the hotel. Corus advanced $30,000 upon closing of the loan. An additional $6,656 was advanced during 2002, and the remaining $1,344 was funded in 2003. The loan had an original maturity date of March 2004 and contained two one-year extension options. In February 2004, Boykin Chicago exercised the first of the available options to extend the maturity date by one year; the loan is now scheduled to mature in March 2005. The loan is secured by the hotel property and bears interest at a rate that fluctuates at LIBOR plus 3.25% (5.27% at December 31, 2004). Principal payments commenced in April 2003 based upon a twenty-two year amortization schedule from the origination of the note. Principal payments of $1,120 and $764 were made in 2004 and 2003, respectively. The mortgage loan agreement contains certain financial reporting covenants and Boykin Chicago was in compliance with such covenants as of December 31, 2004 and 2003.
Subject to the provisions of the loan, additional funds of $4,000 are required to be posted to support the loan. The loan agreement allows for Boykin Chicago to defer this requirement to the members of Boykin/ AEW.

4. Percentage Lease Agreements:
Effective October 1, 2003, 71 E. Wacker Leasing, Inc. subleased space to MRG Enterprises, L.L.C. (“MRG”) to operate a restaurant within Hotel 71. The lease had an initial term of five years with three five year options to renew, subject to earlier termination in accordance with certain provisions. The rent due under the percentage lease agreement is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to banquet, catering and all other gross sales is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage lease revenues to 71 E. Wacker Leasing, Inc. were $216 and $159 for the years ended December 31, 2004 and 2003, respectively, of which none was in excess of minimum rent. The lease agreement also requires reimbursements by MRG of certain expenses incurred by both 71 E. Wacker Leasing, Inc. and Boykin Chicago. Reimbursements for expenses received by Boykin Chicago and the hotel for the years ended December 31, 2004 and 2003 were $119 and $26, respectively. Percentage lease revenues and reimbursements for expenses were included in other income.
MRG was obligated under the lease to complete a build-out of the restaurant space. In September 20004, MRG filed for bankruptcy protection. Several of the contractors and the architect for the improvement of MRG’s leased premises were not paid in full by MRG prior to its filing for bankruptcy; therefore, mechanics liens were filed against the property. The total of the mechanics liens outstanding as of December 31, 2004 approximated $1,800. As a result, if the liens prove valid, are properly perfected, and are not corrected through MRG’s bankruptcy proceedings, the ultimate responsibility for the outstanding liens may be that of 71 E. Wacker Leasing, Inc. If 71 E. Wacker Leasing, Inc. were required to satisfy the liens, it is anticipated that ownership of the related assets would transfer to the hotel.
In May 2003, 71 E. Wacker Leasing, Inc. subleased space to Ampco System Parking to operate a parking garage. The lease has a term of five years. The rent due under the percentage lease agreement is base rent plus percentage rent. Percentage rent applicable to gross parking receipts, as defined, is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage lease revenues to 71 E. Wacker Leasing, Inc. was $141 and $73 for the years ended December 31, 2004 and 2003, respectively, of which none was in excess of minimum rent.
Percentage lease revenues are reflected within other hotel revenues in the financial statements.

5. Related Party Transactions:
BMC is owned 53.8% by the Chairman and Chief Executive Officer of Boykin. Pursuant to the management agreement entered into effective July 1, 2001, Boykin Chicago paid BMC management fees of $483, $446 and $75 during 2004, 2003 and 2002, respectively.
Pursuant to the operating agreements of Boykin/ AEW and Boykin Chicago, asset management fees of $196, $191 and $172 were paid to Boykin for the years ended December 31, 2004, 2003 and 2002, respectively, for its role as the operating member. These fees are calculated based upon factors applied to aggregate contributions made by the members, as defined in the agreements.
There were outstanding payables to Boykin of $16 at both December 31, 2004 and 2003, primarily related to asset management fees. At December 31, 2004 and 2003, 71 E. Wacker Leasing, Inc. had outstanding payables to BMC of $5 and $58, respectively primarily related to management fees and reimbursements of expenses on behalf of the hotel.

6. Statements of Cash Flows, Supplemental Disclosures:
Interest paid during the years ended December 31, 2004, 2003 and 2002 was $1,902, $1,737 and $1,636 respectively.

BOYKIN/ AEW, LLC
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(IN THOUSANDS)

				Costs Capitalized		Gross Amounts
				Subsequent to		at Which Carried
		Initial Cost		Acquisition		at Close of Period

			Buildings and		Building and		Building and	Total
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	(b)(c)

Hotel 71, Chicago, Illinois	(a)	$9,100	$40,392	$—	$17,995	$9,100	$58,387	$67,487

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated				Life on Which
	Depreciation	Net Book			Depreciation in
	Buildings and	Value Land and			Statement of
	Improvements	Buildings and	Date of	Date of	Operations
Description	(d)	Improvements	Construction	Acquisition	is Computed

Hotel 71, Chicago, Illinois	$8,779	$58,708	1958	1999	30 years

(a)	This hotel is collateral for the $38,000 mortgage note payable.

(b)	Aggregate cost for federal income tax reporting purposes at December 31, 2004 is as follows:

Land	$9,100
Buildings and improvements	58,198

$67,298

(c)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2003	$66,913
Disposals	—
Improvements and other additions	574

Balance as of December 31, 2004	$67,487

(d)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2003	$6,723
Disposals	—
Depreciation expense	2,056

Balance at December 31, 2004	$8,779

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 15, 2005

BOYKIN LODGING COMPANY

By:	/s/ Robert W. Boykin

Robert W. Boykin
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2005	/s/ Robert W. Boykin ----------------------------------------------- Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 15, 2005	/s/ Shereen P. Jones ----------------------------------------------- Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

March 15, 2005	/s/ Ivan J. Winfield ----------------------------------------------- Ivan J. Winfield Director

March 15, 2005	/s/ Lee C. Howley, Jr. ----------------------------------------------- Lee C. Howley, Jr. Director

March 15, 2005	/s/ William H. Schecter ----------------------------------------------- William H. Schecter Director

March 15, 2005	/s/ Albert T. Adams ----------------------------------------------- Albert T. Adams Director

March 15, 2005	/s/ James B. Meathe ----------------------------------------------- James B. Meathe Director

March 15, 2005	/s/ Mark J. Nasca ----------------------------------------------- Mark J. Nasca Director

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(g)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(i)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan*
10.4	(b)	Directors’ Deferred Compensation Plan*
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin*
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10.12	(d)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999
10.13	(e)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.14	(e)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10.15	(e)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10.16	(f)	Key Employee Severance Plan*
10.17	(f)	Form of Severance Agreement*
10.18	(g)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10.19	(g)	Form of Hotel Management Agreement*
10.20	(g)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.21	(j)	Description of Employment Arrangement between the Company and Shereen P. Jones*
10.22		Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.23		Modification Letter – Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.24		Modification of Employment Agreement between the Company and Robert W. Boykin*
12		Statement re Computation of Ratios
16.1	(h)	Letter of Deloitte & Touche LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 1999.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on April 20, 2004.

(i)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

(j)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.