Form 10-Q
period 2005-03-31
BOYKIN LODGING CO
filed 2005-05-09
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

   Yes ☑   No ☐

     The number of common shares, without par value, outstanding as of April 29, 2005 was 17,534,081.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4

Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	6

Notes to Consolidated Financial Statements March 31, 2005 (unaudited)	7
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification
EX-99.1 Hotel Purchase Agreement

BOYKIN LODGING COMPANY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Investment in hotel properties	$547,505	$545,142
Accumulated depreciation	(140,400)	(134,347)

Investment in hotel properties, net	407,105	410,795
Cash and cash equivalents	35,416	13,521
Restricted cash	10,587	13,022
Accounts receivable, net of allowance for doubtful accounts of $68 and $87 as of March 31, 2005 and December 31, 2004, respectively	17,080	12,170
Rent receivable from lessee	211	10
Inventories	1,750	1,709
Deferred financing costs and other, net	1,684	2,014
Investment in unconsolidated joint ventures	1,774	14,048
Other assets	12,556	10,091

	$488,163	$477,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$—	$6,446
Term notes payable	192,569	193,539
Accounts payable and accrued expenses	37,235	36,707
Accounts payable to related party	1,327	1,063
Dividends/distributions payable	1,188	1,188
Deferred lease revenue	205	—
Minority interest in joint ventures	893	927
Minority interest in operating partnership	12,495	10,062
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,534,081 and 17,450,314 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	359,998	358,688
Distributions and losses in excess of income	(114,528)	(129,232)
Unearned compensation — restricted shares	(3,219)	(2,008)

Total shareholders’ equity	242,251	227,448

	$488,163	$477,380

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
(unaudited, amounts in thousands except for per share data)

	2005	2004
Revenues:
Hotel revenues
Rooms	$33,700	$33,892
Food and beverage	14,763	14,675
Other	6,786	2,553

Total hotel revenues	55,249	51,120
Lease revenue	354	343
Other operating revenue	83	71
Revenues from condominium development and unit sales	—	3,093

Total revenues	55,686	54,627

Expenses:
Hotel operating expenses
Rooms	7,976	8,168
Food and beverage	10,339	10,348
Other direct	1,883	1,770
Indirect	16,791	16,792
Management fees to related party	1,729	1,606
Management fees — other	9	19

Total hotel operating expenses	38,727	38,703
Property taxes, insurance and other	4,678	3,825
Cost of condominium development and unit sales	—	2,999
Real estate related depreciation and amortization	6,082	5,835
Corporate general and administrative	2,272	2,021

Total operating expenses	51,759	53,383

Operating income	3,927	1,244

Interest income	14	142
Other income	—	15
Interest expense	(3,183)	(3,580)
Amortization of deferred financing costs	(353)	(330)
Minority interest in earnings of joint ventures	(22)	(33)
Minority interest in (income) loss of operating partnership	(2,433)	415
Equity in income (loss) of unconsolidated joint ventures including gain on sale	11,066	(731)

Income (loss) before gain on sale/disposal of assets and discontinued operations	9,016	(2,858)
Gain on sale/disposal of assets	6,876	2,500

Income (loss) before discontinued operations	15,892	(358)
Discontinued operations:
Operating loss from discontinued operations, net of minority interest income of $761 for the three months ended March 31, 2004	—	(4,308)
Gain on sale of assets, net of minority interest expense of $237 for the three months ended March 31, 2004	—	1,344

Net income (loss)	$15,892	$(3,322)

Preferred dividends	(1,188)	(1,188)

Net income (loss) attributable to common shareholders	$14,704	$(4,510)

Net income (loss) attributable to common shareholders before discontinued operations per share
Basic	$0.84	$(0.09)
Diluted	$0.83	$(0.09)
Discontinued operations per share
Basic	—	$(0.17)
Diluted	—	$(0.17)
Net income (loss) attributable to common shareholders per share
Basic	$0.84	$(0.26)
Diluted	$0.83	$(0.26)
Weighted average number of common shares outstanding
Basic	17,534	17,397
Diluted	17,650	17,574

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(unaudited, dollar amounts in thousands except for per share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2004	181,000	17,450,314	$358,688	$(129,232)	$(2,008)	$227,448
Vesting of restricted common share grants	—	99,357	—	—	—	—
Issuance of restricted common share grants	—	—	1,452	—	(1,452)	—
Common share purchases for treasury	—	(15,590)	(142)	—	—	(142)
Dividends declared — $6.5625 per Class A preferred share	—	—	—	(1,188)	—	(1,188)
Amortization of unearned compensation	—	—	—	—	241	241
Net income	—	—	—	15,892	—	15,892

Balance at March 31, 2005	181,000	17,534,081	$359,998	$(114,528)	$(3,219)	$242,251

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(unaudited, amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$15,892	$(3,322)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities -
Gain on sale/disposal of assets	(6,876)	(4,096)
Impairment of real estate	—	4,300
Depreciation and amortization	6,435	7,389
Amortization of unearned compensation	241	245
Equity in (income) loss of unconsolidated joint ventures including gain on sale	(11,066)	731
Deferred lease revenue	205	140
Minority interests	2,455	(906)
Changes in assets and liabilities -
Accounts receivable and inventories	(4,951)	26,398
Restricted cash	2,435	2,259
Accounts payable and accrued expenses	792	(443)
Amounts due to/from lessees	(201)	(52)
Other	(2,456)	(1,941)

Net cash flow provided by operating activities	2,905	30,702

Cash flows from investing activities:
Investment in unconsolidated joint ventures	—	(263)
Distributions received from unconsolidated joint ventures	23,332	—
Improvements and additions to hotel properties, net	(2,466)	(12,466)
Net proceeds from sale of assets	6,965	24,492

Net cash flow provided by investing activities	27,831	11,763

Cash flows from financing activities:
Payments of dividends and distributions	(1,188)	(1,188)
Net repayments against credit facility	(6,446)	(2,000)
Term note borrowings	—	14,133
Repayment of term notes	(970)	(44,821)
Payment of deferred financing costs	(30)	(78)
Cash payment for common share purchases	(142)	(86)
Distributions to joint venture minority interest partners	(65)	(65)

Net cash flow used in financing activities	(8,841)	(34,105)

Net change in cash and cash equivalents	$21,895	$8,360
Cash and cash equivalents, beginning of period	13,521	14,013

Cash and cash equivalents, end of period	$35,416	$22,373

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(unaudited, dollar amounts in thousands except per share data)

     1. BACKGROUND:

     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of March 31, 2005, Boykin owned interests in 23 hotels containing a total of 6,712 guest rooms located in 15 states.

Formation and Significant Events

     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 31, 2005, Boykin had an 85.4% ownership interest in and was the sole general partner of the Partnership.

     Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.

Consolidated Joint Ventures

     As of March 31, 2005, Boykin was a party to the following consolidated joint venture for the purpose of owning hotels.

		Boykin	JV Partner
		Ownership	Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World

     In 2004, the consolidated joint ventures which owned the Holiday Inn Minneapolis West and Marriott’s Hunt Valley Inn sold their respective hotels. Boykin is a 91% partner in these two partnerships, BoyStar Ventures, L.P. and Shawan Road Hotel L.P., each of which owned one of the properties sold during 2004. These partnerships will be dissolved following the completion of all outstanding obligations of the partnerships.

Unconsolidated Joint Ventures

     Boykin has a 50% ownership interest in BoyCon, L.L.C. (“BoyCon”), a joint venture with an affiliate of Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Raleigh, North Carolina. BoyCon owns a 227-room Courtyard by Marriott® in Lyndhurst, New Jersey, which is managed by Concord.

     Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest in Boykin Chicago, L.L.C., which owned Hotel 71, located in downtown Chicago. Boykin directly owns the remaining 25% ownership interest in Boykin Chicago, L.L.C. thereby resulting in Boykin’s total ownership percentage in the hotel, prior to its sale, of 43.75%. In March 2005, Boykin Chicago, L.L.C. sold Hotel 71 to an unrelated third party for a price of $95,050. A portion of the net proceeds from the sale were used to repay the outstanding balance on the mortgage for which the property served as collateral; the remainder was or will be distributed to the members of Boykin Chicago, L.L.C. The Boykin/AEW venture and Boykin Chicago, L.L.C will be dissolved following completion of all outstanding obligations of the entities.

     Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method.

     Boykin’s carrying value of its investment in the joint ventures differed from its share of the partnership equity reported in the balance sheets of the unconsolidated joint ventures due to Boykin’s cost of its investment being in excess of the historical net book values related to the direct investment in Boykin Chicago, L.L.C. Boykin’s additional basis was allocated to depreciable assets and depreciation was being recognized on a straight-line basis over 30 years. When the hotel was sold, the remaining balance was written off as a reduction of the income the Partnership recognized on its investment in Boykin Chicago, L.L.C.

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004:

	Boykin/AEW		Boykin/Concord
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Total assets	$4,068	$65,975	$21,059	$21,069

Accrued expenses	2,667	2,593	620	485
Outstanding debt	—	36,116	18,316	18,398

Total liabilities	2,667	38,709	18,936	18,883
Minority interest	354	6,781	—	—
Equity	1,047	20,485	2,123	2,186

Boykin’s share of equity and minority interest	712	11,999	1,062	1,093
Boykin’s additional basis in Boykin Chicago, L.L.C.	—	956	—	—

Investment in unconsolidated joint venture	$712	$12,955	$1,062	$1,093

	Boykin/AEW		Boykin/Concord
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$2,003	$2,451	$1,688	$1,634
Hotel operating expenses	(2,033)	(2,223)	(1,081)	(983)
Management fees to related party	(60)	(74)	—	—
Real estate related depreciation	(772)	(774)	(280)	(277)
Property taxes, insurance and other	(368)	(347)	(79)	(136)

Operating income (loss)	(1,230)	(967)	248	238
Interest and other income	24	8	1	1
Amortization	(133)	(75)	(11)	(22)
Interest expense	(512)	(412)	(275)	(190)
Gain on sale/disposal of assets	29,312	—	—	—
Other	—	—	(25)	(25)

Net income (loss) before minority interest	27,461	(1,446)	(62)	2

Boykin’s share of net income (loss)	12,044	(732)	(31)	1
Reduction of additional basis in Boykin Chicago, L.L.C	(947)	—	—	—

	11,097	(732)	(31)	1

Taxable REIT Subsidiaries

     As of March 31, 2005, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the taxable REIT subsidiary (“TRS”) structure.

     Bellboy, Inc. (“Bellboy”) is a wholly-owned TRS of Boykin which, through its subsidiaries, leased 21 of Boykin’s properties as of March 31, 2005. Shawan Road Hotel L.P. operated the Marriott’s Hunt Valley Inn through a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”). Shawan Road Hotel L.P. sold the hotel in 2004.

     The Boykin/Concord joint venture has a related TRS entity, BoyCon Leasing, Inc., that leases its property.

     The consolidated financial statements include the operating results of the consolidated hotels under the TRS structure. For the one consolidated hotel not operated under the TRS structure, lease revenues are recorded within the consolidated financial statements.

Hotel Managers

     As of March 31, 2005, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 20 of the 23 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Chambers Group, Concord, and Outrigger Lodging Services each managed one property as of such date.

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condominium Units

     Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of certain criteria. Boykin reported revenues of $3,093 and costs of $2,999 under the percentage of completion method of accounting related to the White Sand Villas project for the three month period ended March 31, 2004. During 2004, the sales of all of the 91 available units had closed, the proceeds were collected and the contractors completed their obligations; therefore, all project revenues and related costs have been recognized.

Investment in Hotel Properties

     Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Boykin does not believe that there are any factors or circumstances indicating impairment of any investments in hotel properties as of March 31, 2005.

     There were no consolidated properties held for sale as of March 31, 2005 as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

Insurance Recoveries

     Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. Boykin has recorded estimated business interruption insurance recoveries in the amount of the operating loss sustained by the hotels since the storm. These estimates for the first quarter of 2005, totaling $689, are recorded as other hotel revenues within the consolidated financial statements. For the three months ended March 31, 2005, an additional $2,037 was recorded in excess of the breakeven amounts as a result of proofs of loss executed or proceeds received during the quarter. The proofs of loss also included $1,281 of business interruption amounts that Boykin has deferred for future periods and therefore is recorded as accounts payable and accrued expenses within the consolidated financial statements as of March 31, 2005. Property insurance recoveries of $3,700 were received and recorded as gain on sale/disposal of assets within the consolidated financial statements for the three months ended March 31, 2005. Included in accounts receivable as of March 31, 2005 and December 31, 2004 was $7,500 and $4,669, respectively, of property damage and business interruption insurance recoveries related to these properties. The $7,500 outstanding as of March 31, 2005, was collected in full in April 2005.

     In 2003, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance proceeds received during the three month periods ended March 31, 2005 and 2004 totaled $2,436 and $2,500, respectively, and are recorded as gain on sale/disposal of assets within the consolidated financial statements. Approximately $1,350 of proceeds were received and recognized during the three months ended March 31, 2005, representing a final settlement of the business interruption insurance claim related to the period in which the remediation activities occurred. These proceeds are recorded as other hotel revenues within the consolidated financial statements.

     For the three months ended March 31, 2005, $1,006 of property insurance recoveries were received and recorded related to water infiltration remediation activities at another of Boykin’s properties. These proceeds are recorded as gain on sale/disposal of assets within the consolidated financial statements.

     Fees due to service providers in connection with casualty insurance recoveries are reflected as reductions in the gain recognized.

     As other property insurance claims are filed for repair work done at the properties, Boykin records estimated recoveries to offset the costs incurred, less appropriate deductibles.

Stock-based Compensation

     At March 31, 2005, Boykin had a Long-Term Incentive Plan (“LTIP”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended
	March 31,
	2005	2004
	Pro Forma	Pro Forma
Net income (loss) attributable to common shareholders	$14,704	$(4,510)
Stock-based employee compensation expense	—	(31)

Pro forma net income (loss) attributable to common shareholders	14,704	(4,541)
Pro forma net income (loss) attributable to common shareholders per share:
Basic	$0.84	$(0.26)
Diluted	$0.83	$(0.26)

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”), which requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective approach permitted by the Statement. This approach requires that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. Boykin expects adoption of this approach to result in an immaterial impact on its results of operations.

     3. EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three months ended March 31, 2005 and 2004, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended
	March 31,
	2005	2004
Basic	17,534,081	17,396,744
Effective of dilutive securities:
Common stock options	67,433	73,101
Restricted share grants	48,557	103,751

Diluted	17,650,071	17,573,596

     4. PARTNERSHIP UNITS/MINORITY INTERESTS:

     A total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at March 31, 2005 and 2004. The weighted average number of limited partnership units outstanding for each of the three month periods ended March 31, 2005 and 2004 was 2,718,256.

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

     On March 2, 2004, Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, was acquired by the City of Portland through its power of eminent domain. Additionally in 2004, Boykin sold Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center.

     The results of operations of the five properties sold in 2004 have been reclassified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the dispositions. The results of operations of the applicable properties were as follows:

Three Months
Ended March 31,
2004
Revenues	$7,627
Hotel operating expenses	(6,343)
Management fees to related party	(92)
Management fees — other	(75)
Property taxes, insurance and other	(496)
Other expenses	(5)
Interest income	4
Other income	17
Interest expense	(197)
Real estate related depreciation and amortization	(1,136)
Impairment of real estate	(4,300)
Amortization of deferred financing costs	(88)
Gain on sale of individual assets	15

Loss from discontinued operations	$(5,069)

     6. CREDIT FACILITY:

     As of March 31, 2005, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $60,000, subject to borrowing base and loan-to-value limitations. There were no outstanding borrowings against the credit facility as of March 31, 2005. Boykin had borrowings of $6,446 under this facility at December 31, 2004. The facility expires in October 2006 and bears interest at a floating rate of LIBOR plus 3.75%. Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by five hotel properties with a net carrying value of $53,076 and $53,655 at March 31, 2005 and December 31, 2004, respectively.

     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. At March 31, 2005, Boykin was in compliance with or had received a waiver for its covenants. Boykin was in compliance with its covenants at December 31, 2004.

     7. TERM NOTES PAYABLE:

     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a term loan agreement in the original amount of $130,000 that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of March 31, 2005 and December 31, 2004 was $101,444 and $102,414, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of March 31, 2005 and December 31, 2004, the loan was secured by six Doubletree hotels with a net carrying value of $187,961 and $189,333, respectively. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at March 31, 2005 and December 31, 2004.

     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, has a term loan agreement. The outstanding balance as of March 31, 2005 and December 31, 2004 was $91,125. During the second quarter of 2004, Boykin exercised an option to extend the maturity of this loan for one year, to July 2005. The loan was secured by six hotel properties with a net carrying value of $65,080 and $65,916 at March 31, 2005 and December 31, 2004, respectively. The term loan bears interest at a rate that fluctuates at LIBOR plus 2.35% (5.04% at March 31, 2005). Under covenants in the loan agreement, assets of BHC are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of BHC. The loan agreement also requires BHC to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at March 31, 2005 and December 31, 2004. Subject to the terms of the loan agreement, BHC has purchased interest rate protection on the entire outstanding balance of $91,125, to cap the interest rate at no more than 10.25% through July 2005. The cap had no value at March 31, 2005. Boykin intends to refinance this obligation by utilizing a combination of cash on hand, increased borrowing availability under the credit facility and proceeds from additional secured debt facilities.

     As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of March 31, 2005, there were no outstanding letters of credit. As of March 31, 2005, Boykin had not entered into any other significant off-balance sheet financing arrangements.

     Maturities of the term notes payable at March 31, 2005 were as follows:

2005	$94,040
2006	4,166
2007	4,448
2008	4,788
2009	5,134
2010 and thereafter	79,993

$192,569

8.	RELATED PARTY TRANSACTIONS:

          Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,729 and $1,606 for the three months ended March 31, 2005 and March 31, 2004, respectively. Management fees earned by BMC related to discontinued operations totaled $92 for the three month period ended March 31, 2004. The management agreements between Boykin and BMC were approved by the independent members of the Board of Directors. Boykin had related party payables to BMC of $1,327 and $1,063 as of March 31, 2005 and December 31, 2004, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.

          Boykin Chicago L.L.C. had entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71. Management and other fees earned by the subsidiary for the three months ended March 31, 2005 and 2004, totaled $60 and $74, respectively.

          For the three months ended March 31, 2005, Boykin paid a wholly-owned subsidiary of BMC $55 for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the three months ended March 31, 2005 an additional $1 of sales proceeds was provided to BMC as a result of purchases made by Boykin.

          Fees paid to BMC and its subsidiaries for services which are not subject to management agreements are at market prices as determined by the independent members of the Board of Directors. The Board’s market price determinations are based on market checks performed by management and outside independent consultants from time to time, comparative information provided by BMC, and industry publications.

          Boykin believes that the methodologies used for determining the amounts to be paid to BMC and its subsidiaries for management and other services are reasonable.

9.	STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

          As of March 31, 2005 and December 31, 2004, there were $1,188 of preferred share dividends which were declared but not paid.

          Interest paid during the three month periods ended March 31, 2005 and 2004 was $3,108 and $4,024, respectively.

          In the first three months of 2005, Boykin granted 159,000 restricted common shares, valued at $1,452, under its Long–Term Incentive Plan.

10.	INCOME TAXES:

          Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin generally will not be subject to federal corporate income tax on that portion of its net income that relates to its non-TRS subsidiaries. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for the corporate level entities.

          Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2005, Boykin has a deferred tax asset of approximately $10,928, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of March 31, 2005, the net operating loss carry-forwards have remaining lives of approximately 17 to 19 years.

11.	SUBSEQUENT EVENTS:

          In April 2005, Boykin closed on the sale of its French Lick Springs Resort and Spa in French Lick, Indiana, for a price of $25,000. The net proceeds of the sale totaled approximately $24,387 and were used for general corporate purposes.

          In May 2005, the Doubletree Kansas City was rebranded as a Radisson.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Boykin Lodging Company, an Ohio corporation, (“Boykin”) is a real estate investment trust (“REIT”) that currently owns interests in 22 hotels throughout the United States. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of March 31, 2005, Boykin had an 85.4% ownership interest in, is the sole general partner of and does all its business through the Partnership.

          Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2005

          Refer to the “Results of Operations” section below for discussion of our first quarter 2005 results compared to 2004 results.

          In March, Boykin Chicago, L.L.C., a joint venture between us and AEW Partners III L.P., sold Hotel 71 in Chicago, Illinois, for a price of $95.05 million. The net proceeds from the sale, after repayment of the outstanding mortgage note payable for which the property served as collateral, was or will be distributed to the partners of Boykin Chicago, L.L.C. We received approximately $23.3 million from the initial distribution, of which a portion was used to pay off the outstanding balance of our credit facility; the remainder being available for general corporate purposes.

          In April, we sold the French Lick Springs Resort and Spa in French Lick, Indiana, for a price of $25.0 million. Net proceeds from the sale of approximately $24.4 million will be used for general corporate purposes.

          Our next condominium hotel project at the Pink Shell Beach Resort & Spa is currently being marketed for sale. This project, Captiva Villas, is the final component to the redevelopment of the resort and will contain 43 beach front-units. The units in the new building will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract. Zoning for the new building has been approved. Buildings previously located on the site were demolished in February 2005 and construction of the new building is set to commence once a sufficient level of pre-sales have been achieved.

          At the beginning of September 2004, Hurricane Frances hit the east coast of Florida, where the Melbourne Hilton Oceanfront and the Melbourne Quality Suites are located. Both hotels were evacuated prior to the storm and both hotels remain closed due to the damage from the storm. The Melbourne hotels are not expected to resume normal operations until early 2006, subject to the timing of the repair of the properties, including obtaining required government approvals and the availability of labor and materials. We expect that a substantial portion of the costs to repair the properties will be covered under our insurance policies. Additionally, we maintain business interruption insurance to offset the effects of the closure on our operating results.

          Revenue per available room (RevPAR) for the first quarter, excluding properties not operating due to damage caused by hurricanes and excluding Hotel 71 which was sold during the quarter and the French Lick Springs Resort and Spa, which has subsequently been sold, increased 8.9% to $67.25 from last year’s $61.78. The majority of this increase is a result of a 5.9% increase in average daily rate to $106.64 from last year’s $100.73. Occupancy increased to 63.1% from 61.3%, also contributing to the increase in RevPAR.

          Based upon our year to date results and our current booking trends, we are anticipating that the second quarter RevPAR, meaning room revenue per available room, for our entire portfolio will be 10.0% to 12.0% above the same period last year with the full year 2005 RevPAR up 5.5% to 7.0% from 2004. Net income attributable to common shareholders per share is expected to range between $0.31 and $0.34 for the second quarter and between $0.80 and $0.93 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.25 and $0.27 per fully-diluted share for the second quarter and $0.71 and $0.85 per share for the full year. For a definition of FFO, a reconciliation of net income (loss) to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.

          During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of March 31, 2005 and were paid on April 15, 2005. The Board did not declare a common share dividend for the first quarter. We will continue to review our cash flow and taxable income projections throughout the year and may consider recommending to the Board the reinstatement of a common share dividend sometime during 2005. We intend to make distributions necessary, if any, to meet REIT requirements.

CRITICAL ACCOUNTING POLICIES

Investment in Hotel Properties

          We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We did not believe that there were any factors or circumstances indicating impairment in the first quarter of 2005.

          If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks discussed within this Quarterly Report on Form 10-Q.

Revenue recognition

     Hotel Condominium Revenues-

Percentage of completion — In 2004, we recognized revenue related to the White Sand Villas project under the percentage of completion method. The sales of all of the 91 available units closed in 2004, and the proceeds had been collected; therefore, all project revenues have been recognized as of December 31, 2004. White Sand Villas unit owners contract with the resort to allow their unused room nights to be rented out by the resort as hotel rooms.

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

     Insurance Recoveries –

Since 2003, we have had several significant open insurance claims for water infiltration remediation and hurricane damages.

We record expected income related to casualty damages in an amount equal to the net book value of the losses incurred until the receipt of additional proceeds is probable and estimable. We consider these requirements satisfied when a proof of loss is executed with the insurance company. Based on the proof of loss, any proceeds in excess of the losses booked are recorded as a gain on sale/disposal of assets within the consolidated financial statements.

As other property insurance claims are filed for repair work done at the properties, we record estimated recoveries to offset the costs incurred, less appropriate deductibles.

Expected insurance recoveries under our business interruption coverage are recorded in other hotel revenues in an amount necessary to offset ongoing expenses. Additional income is recorded when the receipt of additional proceeds is probable and estimable. We consider these requirements satisfied when a proof of loss is executed with the insurance company.

FINANCIAL CONDITION

March 31, 2005 Compared to December 31, 2004

          As a result of the sale of Hotel 71 in March 2005, we received approximately $23.3 million from the unconsolidated joint venture that owned the hotel. A portion of the funds was used to repay the entire outstanding amount on our secured credit facility. Additionally, the repayment of the debt triggered the release of $1.75 million of previously restricted cash which had been held by the lender.

          Accounts receivable related to insurance recoveries from the two closed Melbourne properties increased approximately $2.9 million from December 31, 2004 to $7.5 million at March 31, 2005 as a result of a $7.5 million proof of loss executed during the first quarter. The $7.5 million was received in April, 2005.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

          Total revenues from continuing operations increased 1.9% to $55.7 million for the first quarter 2005 versus $54.6 million for the same period in 2004. Hotel revenues for the three months ended March 31, 2005 were $55.2 million, an 8.1% increase from $51.1 million in hotel revenues for the same period in 2004. Included in first quarter hotel revenues is a $1.3 million settlement related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003 and the first half of 2004, as well as $2.7 million of business interruption recoveries related to the two closed Melbourne properties. Included in the 2004 hotel revenues are approximately $3.2 million related to the two Melbourne properties which were open during that period. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of the hotels within our portfolio, including RevPAR. Partially offsetting this increase in hotel revenues is the $3.1 million decrease in revenues from condominium development and unit sales as a result of the completion of the White Sand Villas development project in 2004.

          Hotel operating profit margins of the consolidated hotels operated under the TRS structure for the first quarter were 29.9%, an increase from the 24.3% hotel operating profit margin for first quarter of 2004. One of the main drivers for the increased margin is the recognition of the business interruption insurance recoveries during the first quarter of 2005 within hotel revenues. Excluding the business interruption amounts from 2005 and the two Melbourne properties from the 2004 results, hotel operating profit margins for the portfolio showed an increase to 25.3% from 22.9% in 2004.

          Property taxes, insurance and other increased approximately $0.9 million to $4.7 million for the first quarter of 2005 versus the first quarter of 2004. This increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sales of the White Sand Villas tower in 2004. All unit owners in each building have contractually put their units back to the resort for use as hotel rooms.

          Cost of condominium development and unit sales totaled $3.0 million for the first quarter of 2004. As the White Sand Villas project was completed during 2004, there were no similar costs recorded during the first quarter of 2005.

          Corporate general and administrative expenses for the first quarter of 2005 increased approximately $0.3 million from the same period in 2004 as a result of continued increasing expenses related to compliance with the Sarbanes-Oxley Act of 2002 which are expected to be incurred throughout the year. During 2004, such expenses were incurred later in the year.

          Interest expense decreased from $3.6 million to $3.2 million from the first quarter of 2004 to 2005 as a result of lower weighted average outstanding amounts on our credit facility, slightly offset by increases in the weighted average interest rate on our debt.

          Equity in income of unconsolidated joint ventures totaled approximately $11.1 million in the first quarter of 2005 compared with our equity in losses of unconsolidated joint ventures of $0.7 million in 2004 as a result of the recognition of our share of the gain on the sale of Hotel 71, which was owned by one of our unconsolidated joint ventures.

          Gain on sale/disposals of assets during the first quarter of 2005 totaled $6.9 million as a result of the recording of property insurance proceeds received or due to us in excess of the net book value of the disposed assets related to water infiltration remediation and the damages suffered by the Melbourne properties from Hurricane Frances.

          As a result of the above, the first quarter 2005 resulted in net income before discontinued operations of $15.9 million compared to the same period last year when we experienced net loss of $0.4 million.

          In accordance with SFAS No. 144, the results of operations of the Doubletree Portland Downtown Hotel, Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel, and the Ramada Inn Bellevue Center through their respective disposal dates or for the three months ended March 31, 2004 have been classified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

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

          The following is a reconciliation between net income (loss) and FFO for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$15,892	$(3,322)
Minority interest	2,455	(906)
Gain on sale/disposal of assets	(6,876)	(4,081)
Gain on sale/disposal of assets included in discontinued operations	—	(15)
Real estate related depreciation and amortization	6,082	5,835
Real estate related depreciation and amortization included in discontinued operations	—	1,136
Equity in (income) loss of unconsolidated joint ventures including gain on sale	(11,066)	731
FFO adjustment related to joint ventures	(394)	(197)
Preferred dividends declared	(1,188)	(1,188)

Funds from operations after preferred dividends	$4,905	$(2,007)
Less: Funds from operations related to minority interest	658	(271)

Funds from operations attributable to common shareholders	$4,247	$(1,736)

          FFO was negatively impacted by the $4.3 million impairment charge recorded during the three months ended March 31, 2004 related to the Ramada Inn Bellevue Center which was sold during 2004.

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

          The following is a reconciliation between operating income and EBITDA for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Operating income	$3,927	$1,244
Interest income	14	142
Other income	—	15
Real estate related depreciation and amortization	6,082	5,835
EBITDA attributable to discontinued operations	—	(3,663)
Company’s share of EBITDA of unconsolidated joint ventures	77	178
EBITDA applicable to joint venture minority interest	(32)	(44)

EBITDA	$10,068	$3,707

          EBITDA was negatively impacted by the $4.3 million impairment charge recorded during the three months ended March 31, 2004 related to the Ramada Inn Bellevue Center which was sold during 2004.

Key Hotel Operating Statistics

          The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
All Hotels (20 hotels) (a) (b)
Hotel revenues (in thousands)	$54,120	$49,037
RevPAR	$67.25	$61.78
Occupancy	63.1%	61.3%
Average daily rate	$106.64	$100.73
Comparable Hotels (18 hotels) (b)(c)
Hotel revenues (in thousands)	$51,118	$46,207
RevPAR	$66.93	$61.45
Occupancy	62.7%	61.3%
Average daily rate	$106.83	$100.32

(a)	Includes all hotels owned or partially owned by Boykin as of May 9, 2005, excluding properties not operating due to damage caused by hurricanes.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure and owned or partially owned by Boykin as of May 9, 2005, excluding properties not operating due to damage caused by hurricanes.

LIQUIDITY AND CAPITAL RESOURCES:

          Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium sales. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including, but not limited to:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may be seasonal and which may be adversely impacted by health and safety-related concerns;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Impact of the financial difficulties of the airline industry;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists that causes public concern about travel safety.

          The cash flow from condominium development is subject to risk factors common to real estate sales and development, including, but not limited to:

•	Competition from other condominium projects;

•	Construction delays;

•	Reliance on contractors and subcontractors;

•	Construction cost overruns; and

•	The ability of the condominium purchasers to secure financing.

          As of March 31, 2005, we had $35.4 million of unrestricted cash and cash equivalents and $10.6 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance. There were outstanding borrowings at quarter end totaling $192.6 million against our two term notes payable.

          We have a $60.0 million credit facility (no amounts outstanding as of March 31, 2005) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was approximately $51.8 million at March 31, 2005. For information relating to the terms of our credit facility and our term notes please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.

          The credit facility contains covenants regarding overall leverage and debt service coverage. At March 31, 2005, we were in compliance with or had received a waiver for the covenants of the credit facility. No assurance can be made that we will comply with such covenants in the future. Our $130.0 million and $108.0 million term notes payable are property-specific mortgages and have only financial reporting covenants.

          The remaining balance of the $108.0 million term note matures in July 2005. We anticipate refinancing this obligation by utilizing a combination of cash on hand, increased borrowing availability under the credit facility and proceeds from additional secured debt facilities.

          We may seek to negotiate additional credit facilities, replacement credit facilities, or we may issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the credit facility is constrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.

          Due to the continued uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors did not declare a dividend with respect to our common shares for the first quarter of 2005. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares and anticipate that such dividends will be sufficient for us to maintain our REIT status. The resumption of a common dividend will depend upon continuance of the improving performance of our hotels and other factors that our Board of Directors considers relevant.

          We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, scheduled debt maturities, distributions on the preferred shares and any minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash on hand, cash flows provided by operating activities, using availability under the credit facility, proceeds from dispositions of non-core assets and proceeds from additional financings. We also consider capital improvements, construction, and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.

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

Capital Projects

          For the three months ended March 31, 2005, we spent approximately $2.5 million for capital improvements at our hotels and for technology improvements. This amount included planned refurbishments and replacements at selected existing hotels and commencement of reconstruction of properties damaged as a result of hurricanes. We anticipate spending an additional $10.0 to $12.0 million related to capital expenditures for the remainder of 2005, excluding the reconstruction of the hurricane-damaged hotels. We expect to use cash available from operations and restricted capital expenditure reserves to fund these costs.

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

          Our property operating expenses, general and administrative costs, real estate and personal property taxes, property and casualty insurance and ground rent are subject to inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. These debt instruments include the secured credit facility and the $108.0 million secured term loan.

          We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 53% of our outstanding debt at March 31, 2005, was fixed-rate in nature, compared with 51% at December 31, 2004. The weighted average interest rate of our variable rate debt and total debt as of March 31, 2005 was 5.0% and 6.0%, respectively.

          Our share of debt under our unconsolidated joint venture of $9.2 million at March 31, 2005 is fixed at a rate of 5.99% per annum.

          We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. As of March 31, 2005, we do not have any material market-sensitive financial instruments.

          We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.2 million, based upon the balances outstanding on our variable rate instruments at March 31, 2005.

          Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by $2.7 million as compared with the fair market value at March 31, 2005, which was approximated the carrying value.

ITEM 4. CONTROLS AND PROCEDURES

          As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

          There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
January 1, 2005 – January 31, 2005	15,590	$9.135	—	—
February 1, 2005 – February 28, 2005	—	—	—	—
March 1, 2005 – March 31, 2005	—	—	—	—

Total	15,590	$9.135	—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(c)	Form of Preferred Share Certificate
4.5	(c)	Form of Depositary Receipt
10.22	(f)	Hotel Purchase and Sale Agreement, as amended; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.23	(g)	Sixth Amendment to Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and Chicago H&S Property, LLC (as assignee of the Falor Companies, Inc.) as Purchaser
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Hotel Purchase Agreement; French Lick Springs Resort and Spa, French Lick, Indiana, By and Between Boykin Hotel Properties, L.P., as Seller and Cook Group Incorporated, as Buyer

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
	(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2004.
	(g)	Incorporated by reference from Boykin’s Form 8-K filed on April 1, 2005.

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

May 9, 2005	/s/ Robert W. Boykin
Robert W. Boykin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 9, 2005	/s/ Shereen P. Jones
Shereen P. Jones
Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.6	(b)	Specimen Share Certificate
4.7	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.8	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.9	(c)	Form of Preferred Share Certificate
4.10	(c)	Form of Depositary Receipt
10.22	(f)	Hotel Purchase and Sale Agreement, as amended; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.23	(g)	Sixth Amendment to Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and Chicago H&S Property, LLC (as assignee of the Falor Companies, Inc.) as Purchaser
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Hotel Purchase Agreement; French Lick Springs Resort and Spa, French Lick, Indiana, By and Between Boykin Hotel Properties, L.P., as Seller and Cook Group Incorporated, as Buyer

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
	(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2004.
	(g)	Incorporated by reference from Boykin’s Form 8-K filed on April 1, 2005.