Form 10-Q
period 2005-06-30
BOYKIN LODGING CO
filed 2005-08-08
CIK 1015859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Yes ☑ No ☐
     The number of common shares, without par value, outstanding as of July 28, 2005 was 17,594,081.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	4

Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Financial Statements June 30, 2005 (unaudited)	7
Exhibit 31.1 Certification Pursuant to Rule 13A-14A
Exhibit 31.2 Certification Pursuant to Rule 13A-14A
Exhibit 32.1 Certification Pursuant to 18 USC Section 1350
Exhibit 32.2 Certification Pursuant to 19 USC Section 1350

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Investment in hotel properties	$521,694	$514,540
Accumulated depreciation	(134,861)	(123,441)

Investment in hotel properties, net	386,833	391,099
Cash and cash equivalents	20,344	13,521
Restricted cash	9,793	13,022
Accounts receivable, net of allowance for doubtful accounts of $98 and $85 as of June 30, 2005 and December 31, 2004, respectively	9,010	11,690
Rent receivable from lessee	301	10
Inventories	1,292	1,278
Deferred financing costs and other, net	2,828	1,990
Investment in unconsolidated joint ventures	1,501	14,048
Other assets	10,220	9,048
Assets related to discontinued operations, net	—	21,674

	$442,122	$477,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$40,000	$6,446
Term notes payable	100,496	193,539
Accounts payable and accrued expenses	34,780	35,292
Accounts payable to related party	1,437	1,070
Dividends/distributions payable	1,188	1,188
Deferred lease revenue	630	—
Minority interest in joint ventures	853	927
Minority interest in operating partnership	13,406	10,062
Liabilities related to discontinued operations	—	1,408
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,574,081 and 17,450,314 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	360,800	358,688
Distributions and losses in excess of income	(108,489)	(129,232)
Unearned compensation — restricted shares	(2,979)	(2,008)

Total shareholders’ equity	249,332	227,448

	$442,122	$477,380

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 and 2004
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Hotel revenues
Rooms	$34,789	$33,424	$67,644	$66,115
Food and beverage	16,006	15,173	30,165	29,033
Other	3,659	2,263	9,907	4,270

Total hotel revenues	54,454	50,860	107,716	99,418
Lease revenue	354	343	709	686
Other operating revenue	40	118	123	195
Revenues from condominium development and unit sales	—	1,181	—	4,274

Total revenues	54,848	52,502	108,548	104,573
Expenses:
Hotel operating expenses
Rooms	8,299	8,213	15,959	15,991
Food and beverage	10,561	10,314	20,286	19,915
Other direct	1,506	1,394	2,929	2,736
Indirect	15,922	15,626	31,342	31,105
Management fees to related party	1,672	1,209	3,354	2,742

Total hotel operating expenses	37,960	36,756	73,870	72,489
Property taxes, insurance and other	4,293	3,623	8,777	7,358
Cost of condominium development and unit sales	—	482	—	3,481
Real estate related depreciation and amortization	5,774	5,588	11,556	11,038
Corporate general and administrative	3,824	1,986	6,089	4,002

Total operating expenses	51,851	48,435	100,292	98,368
Operating income	2,997	4,067	8,256	6,205
Interest income	424	26	438	169
Other income	—	—	—	8
Interest expense	(3,015)	(3,595)	(6,198)	(7,175)
Amortization of deferred financing costs	(286)	(338)	(639)	(668)
Minority interest in earnings of joint ventures	(23)	(6)	(45)	(39)
Minority interest in (income) loss of operating partnership	266	256	(2,365)	538
Equity in income (loss) of unconsolidated joint ventures including gain on sale	93	143	11,159	(588)

Income (loss) before gain on sale/disposal of assets and discontinued operations	456	553	10,606	(1,550)
Gain (loss) on sale/disposal of assets	38	(10)	6,914	2,490

Income before discontinued operations	494	543	17,520	940
Discontinued operations:
Operating income (loss) from discontinued operations, net of minority interest income (expense) of $(14) and $184 for the three and six months ended June 30, 2005 and $(50) and $844 for the three and six months ended June 30, 2004, respectively	78	278	(1,056)	(4,786)
Gain on sale of assets, net of minority interest expense of $1,163 for the three and six months ended June 30, 2005 and $237 for the six months ended June 30, 2004	6,655	—	6,655	1,345

Net income (loss)	$7,227	$821	$23,119	$(2,501)

Preferred dividends	(1,188)	(1,188)	(2,376)	(2,376)

Net income (loss) attributable to common shareholders	$6,039	$(367)	$20,743	$(4,877)

Net income (loss) attributable to common shareholders before discontinued operations per share
Basic	$(0.04)	$(0.04)	$0.86	$(0.08)
Diluted	$(0.04)	$(0.04)	$0.85	$(0.08)
Discontinued operations per share
Basic	$0.38	$0.02	$0.32	$(0.20)
Diluted	$0.38	$0.02	$0.32	$(0.20)
Net income (loss) attributable to common shareholders per share
Basic	$0.34	$(0.02)	$1.18	$(0.28)
Diluted	$0.34	$(0.02)	$1.17	$(0.28)
Weighted average number of common shares outstanding
Basic	17,544	17,412	17,539	17,404
Diluted	17,789	17,446	17,737	17,495
See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(unaudited, dollar amounts in thousands except for per share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2004	181,000	17,450,314	$358,688	$(129,232)	$(2,008)	$227,448
Vesting of restricted common share grants	—	124,357	—	—	—	—
Issuance of restricted common share grants	—	—	1,762	—	(1,762)	—
Common share purchases for treasury	—	(15,590)	(142)	—	—	(142)
Exercise of stock options	—	15,000	118	—	—	118
Vesting of variable stock options	—	—	374	—	—	374
Dividends declared — $13.125 per Class A preferred share	—	—	—	(2,376)	—	(2,376)
Amortization of unearned compensation	—	—	—	—	791	791
Net income	—	—	—	23,119	—	23,119

Balance at June 30, 2005	181,000	17,574,081	$360,800	$(108,489)	$(2,979)	$249,332

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited, amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$23,119	$(2,501)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities —
Gain on sale/disposal of assets	(15,098)	(4,104)
Impairment of real estate	—	4,300
Depreciation and amortization	12,594	14,555
Charges related to equity based compensation	1,165	539
Equity in (income) loss of unconsolidated joint ventures including gain on sale	(11,159)	588
Deferred lease revenue	630	318
Minority interests	3,389	(1,106)
Changes in assets and liabilities —
Accounts receivable and inventories	3,577	34,972
Restricted cash	3,229	2,194
Accounts payable and accrued expenses	(1,553)	(6,929)
Amounts due to/from lessees	(291)	73
Other	(234)	(366)

Net cash flow provided by operating activities	19,368	42,533

Cash flows from investing activities:
Investment in unconsolidated joint ventures	—	(428)
Distributions received from unconsolidated joint ventures	23,697	91
Improvements and additions to hotel properties, net	(7,479)	(20,950)
Net proceeds from sale of assets	34,630	24,375

Net cash flow provided by investing activities	50,848	3,088

Cash flows from financing activities:
Payments of dividends and distributions	(2,376)	(2,376)
Net borrowings (repayments) against credit facility	33,554	(6,999)
Term note borrowings	—	14,133
Repayment of term notes	(93,043)	(45,704)
Payment of deferred financing costs	(1,394)	(309)
Net proceeds from issuance of common shares	118	—
Cash payment for common share purchases	(142)	(156)
Distributions to joint venture minority interest partners	(110)	(102)

Net cash flow used in financing activities	(63,393)	(41,513)

Net change in cash and cash equivalents	$6,823	$4,108
Cash and cash equivalents, beginning of period	13,521	14,013

Cash and cash equivalents, end of period	$20,344	$18,121

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(unaudited, dollar amounts in thousands except per share data)
     1. BACKGROUND:
     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of June 30, 2005, Boykin owned interests in 21 hotels containing a total of 6,019 guest rooms located in 13 states.
Formation and Significant Events
     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of June 30, 2005, Boykin had an 85.5% ownership interest in and was the sole general partner of the Partnership.
     Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, debt financings, joint ventures and cash flow generated from operations.
Consolidated Joint Ventures
     As of June 30, 2005, Boykin was a party to the following consolidated joint venture for the purpose of owning hotels:

		Boykin	JV Partner
		Ownership	Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World
     In 2004, the consolidated joint ventures which owned the Holiday Inn Minneapolis West and Marriott’s Hunt Valley Inn sold their respective hotels. Boykin is a 91% partner in these two partnerships, BoyStar Ventures, L.P. and Shawan Road Hotel L.P., each of which owned one of the properties sold during 2004. These partnerships will be dissolved following the satisfaction of all outstanding obligations of the partnerships.
Unconsolidated Joint Ventures
     Boykin has a 50% ownership interest in BoyCon, L.L.C. (“BoyCon”), a joint venture with an affiliate of Concord Hospitality Enterprises (“Concord”), a privately owned hotel investment and management company based in Raleigh, North Carolina. BoyCon owns a 227-room Courtyard by Marriott(R) in Lyndhurst, New Jersey, which is managed by Concord.
     Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest, and Boykin directly owns the remaining 25% ownership, in Boykin Chicago, L.L.C., which owned Hotel 71, located in downtown Chicago. In March 2005, Boykin Chicago, L.L.C. sold Hotel 71 to an unrelated third party for a price of $95,050. A portion of the net proceeds from the sale were used to repay the outstanding balance on the mortgage for which the property served as collateral; the remainder was or will be distributed to the members of Boykin Chicago, L.L.C. The Boykin/AEW venture and Boykin Chicago, L.L.C will be dissolved following satisfaction of all outstanding obligations of the entities.
     Because of the non-controlling nature of Boykin’s ownership interests in these joint ventures, Boykin accounts for these investments using the equity method.
     Prior to the sale of Hotel 71, Boykin’s carrying value of its investment in the joint ventures differed from its share of the partnership equity reported in the balance sheets of the unconsolidated joint ventures due to Boykin’s cost of its investment being in excess of the historical net book values related to the direct investment in Boykin Chicago, L.L.C. Boykin’s additional basis was allocated to depreciable assets and depreciation was being recognized on a straight-line basis over 30 years. When Hotel 71 was sold, the remaining balance was written off as a reduction of the income the Partnership recognized on its investment in Boykin Chicago, L.L.C.

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004:

	Boykin/AEW		Boykin/Concord
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
Total assets	$3,147	$65,975	$20,890	$21,069

Accrued expenses	2,136	2,593	727	485
Outstanding debt	—	36,116	18,239	18,398

Total liabilities	2,136	38,709	18,966	18,883
Minority interest	253	6,781	—	—
Equity	758	20,485	1,924	2,186

Boykin’s share of equity and minority interest	539	11,999	962	1,093
Boykin’s additional basis in Boykin Chicago, L.L.C.	—	956	—	—

Investment in unconsolidated joint venture	$539	$12,955	$962	$1,093

	Boykin/AEW				Boykin/Concord
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$6	$4,762	$2,009	$7,220	$2,221	$1,924	$3,909	$3,558
Hotel operating expenses	(78)	(2,894)	(2,111)	(5,117)	(1,234)	(1,072)	(2,315)	(2,055)
Management fees to related party	—	(142)	(60)	(216)	—	—	—	—
Real estate related depreciation	—	(777)	(772)	(1,551)	(281)	(278)	(561)	(555)
Property taxes, insurance and other	—	(347)	(368)	(694)	(83)	(132)	(162)	(268)

Operating income (loss)	(72)	602	(1,302)	(358)	623	442	871	680
Interest and other income	4	1	28	2	2	—	3	1
Amortization	—	(40)	(133)	(115)	(11)	(22)	(22)	(44)
Interest expense	—	(406)	(512)	(818)	(277)	(189)	(552)	(379)
Gain (loss) on sale/disposal of assets	(4)	—	29,308	—	—	—	—	—
Other	—	—	—	—	(87)	(84)	(112)	(109)

Net income (loss) before minority interest	(72)	157	27,389	(1,289)	250	147	188	149

Boykin’s share of net income (loss)	(32)	69	12,012	(663)	125	74	94	75
Reduction of additional basis in Boykin Chicago, L.L.C	—	—	(947)	—	—	—	—	—

	(32)	69	11,065	(663)	125	74	94	75
Taxable REIT Subsidiaries
     As of June 30, 2005, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the taxable REIT subsidiary (“TRS”) structure.
     Bellboy, Inc. (“Bellboy”) is a wholly-owned TRS of Boykin which, through its subsidiaries, leased 19 of Boykin’s properties as of June 30, 2005. Shawan Road Hotel L.P. operated the Marriott’s Hunt Valley Inn through a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), prior to the sale of the hotel in 2004.
     The Boykin/Concord joint venture has a related TRS entity, BoyCon Leasing, Inc., that leases its property.

     The consolidated financial statements include the operating results of the consolidated hotels under the TRS structure. For the one consolidated hotel not operated under the TRS structure, lease revenues are recorded within the consolidated financial statements.
French Lick Springs Resort and Spa
     In April 2005, Boykin closed on the sale of the French Lick Springs Resort and Spa in French Lick, Indiana for a price of $25,000. Boykin received net proceeds of approximately $24,400 which were used for general corporate purposes.
Clarion Hotel & Conference Center
     In June 2005, Boykin closed on the sale of the Clarion Hotel & Conference Center in Yakima, Washington for a price of $4,200. Net proceeds received of approximately $4,000 were used for general corporate purposes.
Melbourne Suites Beach Resort
     In June 2005, Boykin terminated the franchise agreement relating to the hotel previously known as the Melbourne Quality Suites.
Hotel Managers
     As of June 30, 2005, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 19 of the 21 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Concord and Outrigger Lodging Services each managed one property as of such date.
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
     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.
Condominium Units
     Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of certain criteria. During the three and six month periods ended June 30, 2004, Boykin reported revenues of $1,181 and $4,274 and costs of $482 and $3,481 under the percentage of completion method of accounting related to the White Sand Villas project. During 2004, the sales of all 91 available units had closed, the proceeds were collected and the contractors had completed their obligations; therefore, all project revenues and related costs have been recognized.
     As of June 30, 2005 and December 31, 2004, costs incurred in preparing for the construction of the Captiva Villas at the Pink Shell Beach Resort and Spa totaling $1,344 and $1,015, respectively, as well as the original $900 basis in the land on which the new building will be constructed, are reflected in the consolidated balance sheets as other assets.

Investment in Hotel Properties
     Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Boykin does not believe that there are any factors or circumstances indicating impairment of any investments in hotel properties as of June 30, 2005.
     There were no consolidated properties held for sale as of June 30, 2005 as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.
Insurance Recoveries
     Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. Boykin has recorded estimated business interruption insurance recoveries in the amount of the operating loss sustained by the hotels since the storm. These estimates for the three and six months ended June 30, 2005 totaled $737 and $1,426, respectively, and are recorded as other hotel revenues within the consolidated financial statements. For the three and six months ended June 30, 2005, an additional $544 and $2,581, respectively, was recorded in excess of the breakeven amounts as a result of proofs of loss executed or proceeds received during the quarter. Property insurance recoveries of $3,700 were received and recorded as gain on sale/disposal of assets within the consolidated financial statements for the six months ended June 30, 2005. Included in accounts receivable as of December 31, 2004 was $4,669 of property damage and business interruption insurance recoveries related to these properties. There were no outstanding receivables as of June 30, 2005 related to insurance recoveries for these properties.
     In 2003, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance proceeds received during the six month periods ended June 30, 2005 and 2004 totaled $2,436 and $2,500, respectively, and are recorded as gain on sale/disposal of assets within the consolidated financial statements. Approximately $1,350 of proceeds were received and recognized during the six months ended June 30, 2005, representing a final settlement of the business interruption insurance claim related to the period in which the remediation activities occurred. These proceeds are recorded as other hotel revenues within the consolidated financial statements.
     For the six months ended June 30, 2005, $1,006 of property insurance recoveries were received and recorded related to water infiltration remediation activities at another of Boykin’s properties. These proceeds are recorded as gain on sale/disposal of assets within the consolidated financial statements.
     Fees due to service providers in connection with casualty insurance recoveries are reflected as reductions in the gain recognized.
     As other property insurance claims are filed for repair work done at the properties, Boykin records estimated recoveries to offset the costs incurred, less appropriate deductibles.
Stock-based Compensation
     At June 30, 2005, Boykin had two Long-Term Incentive Plans (“LTIPs”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIPs based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Pro	Pro	Pro	Pro
	Forma	Forma	Forma	Forma
Net income (loss) attributable to common shareholders	$6,039	$(367)	$20,743	$(4,877)
Stock-based employee compensation expense	—	(31)	—	(63)

Pro forma net income (loss) attributable to common shareholders	$6,039	$(398)	$20,743	$(4,940)
Pro forma net income (loss) attributable to common shareholders per share:
Basic	$0.34	$(0.02)	$1.18	$(0.28)
Diluted	$0.34	$(0.02)	$1.17	$(0.28)

     During the three months ended June 30, 2005, an employee vested in 100,000 options in accordance with an employment agreement entered into during 2002. The options had contingent vesting features and therefore were treated as variable options in accordance with SFAS No. 123. Accordingly, Boykin recognized $374 of compensation expense at the time of satisfaction of the contingent requirements as all other vesting requirements had been previously satisfied.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”), which requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective approach permitted by the Statement. This approach requires that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. Boykin does not expect to have any unvested options at the time of adoption.
     3. EARNINGS PER SHARE:
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three months ended June 30, 2005 and 2004, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic	17,543,916	17,411,551	17,539,026	17,404,147
Effective of dilutive securities:
Common stock options	123,898	8,258	97,375	32,416
Restricted share grants	121,582	26,616	100,304	58,781

Diluted	17,789,396	17,446,425	17,736,705	17,495,344
     4. PARTNERSHIP UNITS/MINORITY INTERESTS:
     Other than units owned by Boykin, a total of 2,718,256 limited partnership units of the Partnership were issued and outstanding at June 30, 2005 and 2004. The weighted average number of limited partnership units, other than units owned by Boykin, outstanding for each of the three and six month periods ended June 30, 2005 and 2004 was 2,718,256.
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
     As discussed in Note 1, during the second quarter of 2005, Boykin sold its French Lick Springs Resort and Spa located in French Lick, Indiana, and the Clarion Hotel & Conference Center located in Yakima, Washington.
     On March 2, 2004, Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, was acquired by the City of Portland through its power of eminent domain. During 2004 Boykin also sold Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center.
     The assets and liabilities of the two hotels disposed of in 2005 as of December 31, 2004, and the results of operations of the properties through the 2005 sale dates and for the three and six months ended June 30, 2004, have been reclassified as discontinued operations in the accompanying financial statements. The operating results of the five properties sold/disposed during 2004 have also been reclassified as discontinued operations in the accompanying financial statements for the three and six months ended June 30, 2004. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the dispositions.

The results of operations and the financial position of the applicable properties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$947	$12,607	$2,933	$22,813
Hotel operating expenses	(1,055)	(10,146)	(3,817)	(19,368)
Management fees to related party	(8)	(182)	(56)	(347)
Management fees — other	(11)	(112)	(19)	(206)
Property taxes, insurance and other	(57)	(579)	(250)	(1,165)
Other expenses	—	(40)	(7)	(50)
Interest income	—	3	—	7
Interest expense	—	—	—	(197)
Real estate related depreciation and amortization	(90)	(1,241)	(390)	(2,762)
Impairment of real estate	—	—	—	(4,300)
Amortization of deferred financing costs	—	—	—	(87)
Gain on sale of individual assets	366	18	366	32

Income (loss) from discontinued operations	$92	$328	$(1,240)	$(5,630)

December 31,
2004
Accounts receivable, net	$480
Inventories	431
Other assets	1,043
Deferred financing costs and other, net	24
Investment in hotel properties, net	19,696

Total assets	$21,674

Accounts payable and accrued expenses	$1,415
Accounts payable to related party	(7)

Total liabilities	$1,408

     6. CREDIT FACILITY:
     As of June 30, 2005, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations. The credit facility was expanded during the second quarter of 2005 from $60,000 and four properties were added as security for the facility. Boykin had borrowings of $40,000 and $6,446 under this facility at June 30, 2005 and December 31, 2004, respectively. The facility matures during October 2006 and bears interest at a floating rate of LIBOR plus 3.75% (7.13% at June 30, 2005). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by nine properties with a net carrying value of $94,446 at June 30, 2005 and five hotel properties with a net carrying value of $53,655 at December 31, 2004.
     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. At June 30, 2005 and December 31, 2004, Boykin was in compliance with its covenants.
     7. TERM NOTES PAYABLE:
     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a term loan agreement in the original amount of $130,000 which matures in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of June 30, 2005 and December 31, 2004 was $100,496 and $102,414, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of June 30, 2005 and December 31, 2004, the loan was secured by six Doubletree hotels with a net carrying value of $186,293 and $189,333, respectively. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at June 30, 2005 and December 31, 2004.
     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, had a term loan agreement for which the outstanding balance as of December 31, 2004 was $91,125. During the second quarter of 2005, Boykin repaid the loan, which was scheduled to mature in July 2005. The loan was secured by six hotel properties with a net carrying value of $65,916 at December 31, 2004. The term loan bore interest at a rate that fluctuated at LIBOR plus 2.35%.
     As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of June 30, 2005, there were no outstanding letters of credit. As of June 30, 2005, Boykin had not entered into any other significant off-balance sheet financing arrangements.
     Maturities of the remaining term note payable at June 30, 2005 were as follows:

2005	$1,967
2006	4,166
2007	4,448
2008	4,788
2009	5,134
2010 and thereafter	79,993

$100,496

     8. RELATED PARTY TRANSACTIONS:
     Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,672 and $3,354 for the three and six months ended June 30, 2005, respectively, and $1,209 and $2,742 for the three and six months ended June 30, 2004, respectively. Management fees earned by BMC related to discontinued operations totaled $8 and $56 for the three and six month periods ended June 30, 2005, respectively, and $182 and $347 for the three and six month periods ended June 30, 2004, respectively. An additional $28 and $25 was paid during 2005 and 2004, respectively, for other services provided pursuant to the management agreements. The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors. Boykin had related party payables to BMC of $1,437 and $1,063 as of June 30, 2005 and December 31, 2004, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.
     Boykin Chicago L.L.C. had entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71. Management and other fees earned by the subsidiary during 2005, prior to the sale of Hotel 71, totaled $60. For the three and six month periods ended June 30, 2004, management and other fees totaled and $142 and $216, respectively. An additional $1 was paid during the first six months of 2004 for the services provided pursuant to the management agreement.
     For the three and six months ended June 30, 2005, Boykin paid a wholly-owned subsidiary of BMC $98 and $153, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the six months ended June 30, 2005 an additional $1 of sales proceeds was provided to BMC as a result of purchases made by Boykin.
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
     9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
     As of June 30, 2005 and December 31, 2004, there were $1,188 of preferred share dividends which were declared but not paid.
     Interest paid during the six month periods ended June 30, 2005 and 2004 was $6,584 and $8,171, respectively.
     In the first six months of 2005, Boykin granted 184,000 restricted common shares, valued at $1,762, under its Long — Term Incentive Plans.
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
     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2005, Boykin has a deferred tax asset of approximately $11,482, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of June 30, 2005, the net operating loss carry-forwards have remaining lives of approximately 17 to 19 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Boykin Lodging Company, an Ohio corporation, (“Boykin”) is a real estate investment trust (“REIT”) that currently owns interests in 21 hotels throughout the United States. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of June 30, 2005, Boykin had an 85.5% ownership interest in, is the sole general partner of and does all its business through the Partnership.
     Our primary business objectives are to maximize current returns to our shareholders by increasing cash flow available for distribution and long-term total returns to shareholders through appreciation in value of our common shares.
SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2005
     Refer to the “Results of Operations” section below for discussion of our second quarter and year to date 2005 results compared to 2004.
     In April, we sold the French Lick Springs Resort and Spa in French Lick, Indiana, for a price of $25.0 million. Net proceeds from the sale of approximately $24.4 million were used for general corporate purposes. In June, we sold the Clarion Hotel & Conference Center in Yakima, Washington for a price of $4.2 million. Net proceeds of approximately $4.0 million were used for general corporate purposes.
     In June, we expanded the principal amount of our secured, revolving credit facility to $100.0 million and added four properties as security. Also in June, the remaining outstanding balance of approximately $91.1 million on an original $108.0 million term loan, which was scheduled to mature in July, 2005, was repaid.
     The final condominium hotel project at the Pink Shell Beach Resort & Spa is currently being marketed for sale. This project, Captiva Villas, will conclude the redevelopment of the resort and will contain 43 beach-front units. The units in the new building will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract. As of July 29, 2005, 38 of 42 available units are under contract. Zoning for the new building has been approved. Buildings previously located on the site were demolished in February 2005 and construction of the new building is set to commence during the fall of 2005.
     In early September 2004, Hurricane Frances hit the Melbourne Hilton Oceanfront and the Melbourne Suites Beach Resort. Both hotels remain closed due to the damage from the storm. The Melbourne hotels are expected to resume normal operations during the first half of 2006, subject to the timing of the repair of the properties, including obtaining required government approvals and the availability of labor and materials. We expect that approximately $13 million to $16 million of the estimated $30 million to $40 million cost to repair the properties will be recovered under our insurance policies as we anticipate adding improvements beyond the scope of repair, which we anticipate will enhance the revenues and profitability of the properties. Additionally, we maintain business interruption insurance to offset the effects of the closure on our operating results.
     As of June 30, 2005, we had a $0.1 million non-refundable deposit for the purchase of a redevelopment project in the Florida Keys. We expect to acquire the property with a joint venture partner and anticipate funding 50% of the $12.5 million purchase price. We made an additional $0.5 million deposit in July.
     Revenue per available room (RevPAR) for the second quarter, excluding properties not operating due to damage caused by hurricanes and hotels sold during the quarter, increased 13.5% to $73.34 from last year’s $64.62. The RevPAR increase is a result of a 3.1% increase in average daily rate to $101.25 from last year’s $98.25, and an increase in occupancy to 72.4% from 65.8% during the second quarter of 2004.
     Based upon our year to date results and our current booking trends, we are anticipating that the third quarter RevPAR for our entire portfolio will be 2.5% to 4.5% above the same period last year with the full year 2005 RevPAR up 6.0% to 7.0% from 2004. Net loss attributable to common shareholders per share is expected to range between $0.19 and $0.15 for the third quarter with net income ranging between $0.73 and $0.79 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.10 and $0.15 per fully-diluted share for the third quarter and $0.60 and $0.70 per share for the full year. For a definition of FFO, a reconciliation of net income (loss) to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see “Results of Operations” section below.
     During the quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of June 30, 2005 and were paid on July 15, 2005. The Board did not declare a common share dividend for the second quarter. We will continue to review our cash flow and taxable income projections throughout the year and may consider recommending to the Board the reinstatement of a common share dividend during 2005. We intend to make distributions necessary, if any, to meet REIT requirements.

          During the second quarter, we announced that we are working with UBS Investment Bank to assist us with the identification and evaluation of strategic alternatives for the Company. No decision has been made as to whether any transaction or other corporate action will result from this effort, and there can be no assurance that any transaction or other action will result from this effort. We do not intend to make any further announcements regarding the exploration of strategic alternatives unless and until the process is terminated or a definitive agreement relating to a transaction is executed.
CRITICAL ACCOUNTING POLICIES
Investment in Hotel Properties
          We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We did not believe that there were any factors or circumstances indicating impairment in the second quarter of 2005.
          If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks discussed within this Quarterly Report on Form 10-Q.
Revenue recognition
     Hotel Condominium Revenues —
Percentage of completion — In 2004, we recognized revenue related to the White Sand Villas project under the percentage of completion method. The sales of all 91 available units closed in 2004, and the proceeds had been collected; therefore, all project revenues had been recognized as of December 31, 2004.
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
     Insurance Recoveries —
Since 2003, we have had several significant open insurance claims for water infiltration remediation and hurricane damage.
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
Expected insurance recoveries under our business interruption coverage are recorded in other hotel revenues in an amount necessary to offset ongoing expenses. Additional income is recorded when the receipt of additional proceeds is probable and estimable. We consider these requirements satisfied when a proof of loss is executed with the insurance company or cash proceeds are received.
FINANCIAL CONDITION
June 30, 2005 Compared to December 31, 2004
          As a result of the sale of Hotel 71 in March 2005, we received approximately $23.3 million from the unconsolidated joint venture that owned the hotel. A portion of the funds was used to repay the then outstanding amount on our secured credit facility. In connection with the repayment of the debt associated with the property, $1.75 million of previously restricted cash was released.

     In June 2005, we repaid the outstanding balance on the term note that was scheduled to mature in July 2005. The outstanding balance of the term note as of December 31, 2004 was approximately $91.1 million. The note was repaid using $40.0 of funds drawn from the credit facility (approximately $6.4 million outstanding as of December 31, 2004), funds previously restricted for payment of capital expenditures, insurance, interest and real estate taxes pursuant to the terms of the note, and cash on hand.
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center as of December 31, 2004 have been classified as discontinued operations in the accompanying financial statements. As such, the only material changes in our financial condition as a result of the disposal of the hotels in 2005 has been the removal of these segregated assets and liabilities and the receipt of the cash.
RESULTS OF OPERATIONS
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
     Total revenues from continuing operations increased 4.5% to $54.8 million for the second quarter 2005 versus $52.5 million for the same period in 2004. Hotel revenues for the three months ended June 30, 2005 were $54.5 million, a 7.1% increase from $50.9 million in hotel revenues for the same period in 2004. Due to the continued closure of the two Melbourne properties, included in second quarter 2005 hotel revenues is $1.3 million of business interruption recoveries, whereas second quarter 2004 hotel revenues included approximately $3.0 million related to the two properties, which were open during that period. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Partially offsetting this increase in hotel revenues is the $1.2 million decrease in revenues from condominium development and unit sales, as a result of the completion of the White Sand Villas development project in 2004.
     Hotel operating profit margins of the consolidated hotels operated under the TRS structure for the second quarter were 30.3%, an increase from 27.7% for the second quarter of 2004. A significant contributor to the increased margin is the recognition of the business interruption insurance recoveries during the second quarter of 2005 within hotel revenues. Excluding the business interruption amounts in 2005 and the operating results of the two Melbourne properties from 2004, hotel operating profit margins for the portfolio increased to 29.4%, from 27.2% in 2004. Another contributor to the margin increase is the Pink Shell Beach Resort and Spa, which, during the second quarter of 2004, was in the ramp-up phase after the completion of the new White Sand Villas condominium tower. As such, margins at the property have increased significantly during the second quarter of 2005 versus the same period in the prior year. Excluding these three properties from both periods, the remaining hotels in the portfolio experienced increased margins of 28.8% in 2005 versus 27.8% during 2004.
     Property taxes, insurance and other increased approximately $0.7 million to $4.3 million for the second quarter of 2005 versus the second quarter of 2004. This increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sales of the White Sand Villas tower in 2004. Also contributing to this increase are increases in insurance costs.
     Cost of condominium development and unit sales totaled $0.5 million for the second quarter of 2004. As the White Sand Villas project was completed during 2004, there were no similar costs recorded during the second quarter of 2005.
     Corporate general and administrative expenses for the second quarter of 2005 increased approximately $1.8 million from the same period in 2004. Approximately $1.0 million of this increase is attributable to increases in compensation expense, which were the result of compensation plans and agreements which were contingent or valued based upon our common share price. Approximately $0.2 million of this increase was due to the Directors Deferred Compensation Plan as the common share price at June 30, 2005 was higher than March 31, 2005, and $0.8 million was due to the vesting and payment of share and option awards under an existing employment agreement as our common share price reached certain pre-established thresholds. The remainder of the increase was the result of certain non-recurring professional fees, other general corporate expenses, and continued increasing expenses related to compliance with the Sarbanes-Oxley Act of 2002 which are expected to be incurred throughout the year. During 2004, expenses related to compliance with the Sarbanes-Oxley Act of 2002 were incurred later in the year.
     Interest income increased approximately $0.4 million during the quarter ended June 30, 2005 versus the second quarter of 2004 as a result of higher amounts of cash and restricted cash on hand throughout the period.
     Interest expense decreased from $3.6 million to $3.0 million from the second quarter of 2004 to 2005 as a result of approximately 30% lower weighted average outstanding amounts of our debt, slightly offset by increases in the overall weighted average interest rate on our debt.
     As a result of the above, the second quarter 2005 resulted in net income before discontinued operations of $0.5 million, which is consistent with the same period last year.

     In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center through their disposal date and for the three months ended June 30, 2004, have been reclassified as discontinued operations in the accompanying financial statements. Additionally, the second quarter 2004 results of operations of the properties sold during the second quarter of 2004 or later have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Total revenues from continuing operations increased 3.8% to $108.5 million for the first six months of 2005 versus $104.6 million for the same period in 2004. Hotel revenues for the six months ended June 30, 2005 were $107.7 million, an 8.3% increase from $99.4 million in hotel revenues for the same period in 2004. Included in hotel revenues for the first six months of 2005 is $1.3 million of recoveries related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003 and the first half of 2004, as well as $4.0 million of business interruption recoveries related to the two closed Melbourne properties. Included in the hotel revenues for the first six months of 2004 are approximately $6.2 million related to the two Melbourne properties which were open during that period. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Partially offsetting this increase in hotel revenues is the $4.3 million decrease in revenues from condominium development and unit sales as a result of the completion of the White Sand Villas development project in 2004.
     Hotel operating profit margins of the consolidated hotels operated under the TRS structure for the first six months of 2005 were 31.4%, an increase from the 27.1% hotel operating profit margin for first six months of 2004. One of the main drivers for the increased margin is the recognition of the business interruption insurance recoveries during the first six months of 2005 within hotel revenues. Excluding the business interruption amounts from 2005 and the two Melbourne properties from the 2004 results, hotel operating profit margins for the portfolio showed an increase to 28.7% from 26.2% in 2004. Another contributor to the margin increase is the Pink Shell Beach Resort and Spa, which was completing construction of the new White Sand Villas condominium tower during a majority of the first quarter of 2004, and in its ramp up period with the new building during the second quarter of 2004. As such, margins at the property have increased significantly during the first six months of 2005 versus the same period in the prior year. Excluding these three properties from both periods, the remaining hotels in the portfolio experienced increased margins of 27.3% in 2005 versus 26.3% during 2004.
     Property taxes, insurance and other increased approximately $1.4 million to $8.8 million for the first six months of 2005 versus the first six months of 2004. This increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sales of the White Sand Villas tower in 2004. Also contributing to this increase are increases in insurance costs.
     Cost of condominium development and unit sales totaled $3.5 million for the first six months of 2004. As the White Sand Villas project was completed during 2004, there were no similar costs recorded during the first six months of 2005.
     Corporate general and administrative expenses for the first six months of 2005 increased approximately $2.1 million from the same period in 2004. Approximately $1.1 million of this increase is attributable to increases in compensation expense, which were the result of compensation plans and agreements which were contingent or valued based upon our common share price. Approximately $0.3 million of this increase was due to the Directors Deferred Compensation Plan as the common share price at June 30, 2005 was higher than at December 31, 2004 and $0.8 million was due to the vesting and payment of share and option awards under an existing employment agreement as our common share price reached certain pre-established thresholds. The remainder of the increase was the result of certain non-recurring professional fees, other general corporate expenses, and continued increasing expenses related to compliance with the Sarbanes-Oxley Act of 2002 which are expected to be incurred throughout the year. During 2004, expenses related to compliance with the Sarbanes-Oxley Act of 2002 were incurred later in the year.
     Interest income increased approximately $0.3 million during the six months ended June 30, 2005 versus the same period of 2004 as a result of higher amounts of cash and restricted cash on hand throughout the period.
     Interest expense decreased from $7.2 million to $6.2 million from the first six months of 2004 to 2005 as a result of approximately 28% lower weighted average outstanding amounts of our debt, slightly offset by increases in the overall weighted average interest rate on our debt.
     Equity in income of unconsolidated joint ventures totaled approximately $11.2 million in the first six months of 2005 compared with our equity in losses of unconsolidated joint ventures of $0.6 million in 2004 primarily as a result of the recognition of our share of the gain on the sale of Hotel 71, which was owned by one of our unconsolidated joint ventures.
     Gain on sale/disposals of assets during the first six months of 2005 totaled $6.9 million as a result of the recording of property insurance proceeds received or due to us in excess of the net book value of the disposed assets related to water infiltration remediation and the damages suffered by the Melbourne properties from Hurricane Frances. The gain on sale/disposal of assets during the first six months of 2004 of $2.5 million related to recoveries in excess of the net book value of the disposed assets related to water infiltration remediation.

     As a result of the above, the first six months of 2005 resulted in net income before discontinued operations of $17.5 million compared to the same period last year when we experienced net income of $0.9 million.
     In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center through their disposal date and for the six months ended June 30, 2004, have been reclassified as discontinued operations in the accompanying financial statements. Additionally, the first half 2004 results of operations of the five properties sold during 2004 have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.
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
     The following is a reconciliation between net income (loss) and FFO for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$7,227	$821	$23,119	$(2,501)
Minority interest	934	(200)	3,389	(1,106)
(Gain) loss on sale/disposal of assets	(7,856)	10	(14,732)	(4,072)
Gain on sale/disposal of assets included in discontinued operations	(366)	(18)	(366)	(32)
Real estate related depreciation and amortization	5,774	5,588	11,556	11,038
Real estate related depreciation and amortization included in discontinued operations	90	1,241	390	2,762
Equity in (income) loss of unconsolidated joint ventures including gain on sale	(93)	(143)	(11,159)	588
FFO adjustment related to joint ventures	204	603	(190)	406
Preferred dividends declared	(1,188)	(1,188)	(2,376)	(2,376)

Funds from operations after preferred dividends	$4,726	$6,714	$9,631	$4,707
Less: Funds from operations related to minority interest	634	907	1,292	636

Funds from operations attributable to common shareholders	$4,092	$5,807	$8,339	$4,071

     FFO was negatively impacted during the three and six months ended June 30, 2005 due to non-recurring compensation expense and professional fees of approximately $1.4 million. FFO was negatively impacted by the $4.3 million impairment charge recorded during the six months ended June 30, 2004 related to the Ramada Inn Bellevue Center which was sold during 2004.

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
     The following is a reconciliation between operating income and EBITDA for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating income	$2,997	$4,067	$8,256	$6,205
Interest income	424	26	438	169
Other income	—	—	—	8
Real estate related depreciation and amortization	5,774	5,588	11,556	11,038
EBITDA attributable to discontinued operations	(184)	1,551	(1,216)	(2,616)
Company’s share of EBITDA of unconsolidated joint ventures	423	963	500	1,141
EBITDA applicable to joint venture minority interest	(32)	(18)	(64)	(61)

EBITDA	$9,402	$12,177	$19,470	$15,884

     EBITDA was negatively impacted during the three and six months ended June 30, 2005 due to non-recurring compensation expense and professional fees of approximately $1.4 million. EBITDA was negatively impacted by the $4.3 million impairment charge recorded during the six months ended June 30, 2004 related to the Ramada Inn Bellevue Center which was sold during 2004.
Key Hotel Operating Statistics
     The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
All Hotels (19 hotels) (a) (b)
Hotel revenues (in thousands)	$56,979	$51,064	$110,521	$99,237
RevPAR	$73.34	$64.62	$71.18	$63.79
Occupancy	72.4%	65.8%	68.4%	63.8%
Average daily rate	$101.25	$98.25	$104.14	$99.91
Comparable Hotels (17 hotels) (b) (c)
Hotel revenues (in thousands)	$53,175	$47,894	$103,715	$93,236
RevPAR	$72.06	$63.90	$70.45	$63.30
Occupancy	71.6%	65.5%	67.8%	63.7%
Average daily rate	$100.70	$97.63	$103.97	$99.43

(a)	Includes all hotels owned or partially owned by Boykin as of June 30, 2005, excluding properties not operating due to damage caused by hurricanes.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure and owned or partially owned by Boykin as of June 30, 2005, excluding properties not operating due to damage caused by hurricanes.

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
     As of June 30, 2005, we had $20.3 million of unrestricted cash and cash equivalents and $9.8 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance. There were outstanding borrowings at quarter end totaling $100.5 million against our term note payable.
     We have a $100.0 million credit facility ($40.0 million outstanding as of June 30, 2005) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was approximately $55.0 million at June 30, 2005. The borrowing base calculation as of June 30, 2005 did not account for the four additional properties added as security for the facility as certain requirements were satisfied post-closing. For information relating to the terms of our credit facility and our term note please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.
     The credit facility contains covenants regarding overall leverage and debt service coverage. At June 30, 2005, we were in compliance with the covenants of the credit facility. No assurance can be made that we will comply with such covenants in the future. Our $130.0 million term note payable is comprised of property-specific mortgages and has only financial reporting covenants.
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
     Due to the continued uncertainty of the hotel industry and its impact on the results of our operations, the Board of Directors did not declare a dividend with respect to our common shares for the second quarter of 2005. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares. The resumption of a common dividend will depend upon various factors, including the continued improving performance of our hotels, our projected cash available for distribution, our projected taxable income, and other factors that our Board of Directors considers relevant.

     We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and any distribution required to maintain our REIT status. We anticipate that these needs will be met with cash on hand, cash flows provided by operating activities, using availability under the credit facility and proceeds from dispositions of non-core assets. We also consider capital improvements, construction, and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.
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
Capital Projects
     For the six months ended June 30, 2005, we spent approximately $7.5 million for capital improvements at our hotels and technology improvements. This amount included planned refurbishments and replacements at selected existing hotels and commencement of reconstruction of properties damaged as a result of hurricanes. We anticipate spending an additional $10.0 to $12.0 million related to capital expenditures for the remainder of 2005, excluding the reconstruction of the hurricane-damaged hotels. We expect to use cash available from operations, restricted capital expenditure reserves, insurance recoveries and borrowing on our credit facility as sources to fund these costs.
     We expect to commence construction of Captiva Villas at the Pink Shell during the fall of 2005. We are currently talking to various lenders regarding our financing options for the construction of Captiva Villas.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our primary market risk exposure consists of changes in interest rates on borrowings under our secured credit facility that bear interest at variable rates that fluctuate with market interest rates.
     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 72% of our outstanding debt at June 30, 2005, was fixed-rate in nature, compared with 51% at December 31, 2004. The weighted average interest rate of our variable rate debt and total debt as of June 30, 2005 was 7.1% and 7.0%, respectively.
     Our share of debt under our unconsolidated joint venture with Concord Hospitality Enterprises of $9.1 million at June 30, 2005 is fixed at a rate of 5.99% per annum.
     We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. As of June 30, 2005, we do not have any material market-sensitive financial instruments.
     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million, based upon the balances outstanding on our variable rate instruments at June 30, 2005.
     Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by approximately $2.6 million as compared with the fair market value at June 30, 2005, which was approximately $2.0 million higher than the carrying value.
ITEM 4.  CONTROLS AND PROCEDURES
     As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.
     During the second quarter of 2005, the Company implemented a new general ledger and accounts payable application system that improved the efficiency of the Company’s financial reporting and payment processes. The system was implemented at all but four of the Company’s properties, two of which were subsequently sold. As with any material change to the Company’s internal controls over financial reporting, the design of this application, along with the design of the internal controls included in these processes, were appropriately evaluated for effectiveness. The Company expects this new application will enhance its internal controls over financial reporting.

PART II — OTHER INFORMATION
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Boykin held its annual meeting of shareholders on May 24, 2005 at the Southfield Embassy Suites in Southfield, Michigan. At the meeting, the shareholders voted to elect the Board of Directors for the term ending in 2006. The individuals listed below were elected to Boykin’s Board of Directors, each to hold office until the annual meeting next succeeding his election and until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for each nominee.

Name	Votes For	Votes Against	Abstention	Shares not Voted
Albert T. Adams	10,937,802	0	5,646,419	1,344,287
Robert W. Boykin	15,634,480	0	949,741	1,344,287
Lee C. Howley, Jr.	15,853,454	0	760,767	1,344,287
James B. Meathe	15,994,289	0	589,932	1,344,287
Mark J. Nasca	15,946,688	0	637,533	1,344,287
William H. Schecter	15,933,139	0	651,082	1,344,287
Ivan J. Winfield	15,792,103	0	792,118	1,344,287
     Additionally, at the meeting, the shareholders voted to adopt the Boykin Lodging Company 2005 Long-Term Incentive Plan. The table below indicates the votes for, votes against, as well as the abstentions and shares not voted for adoption of the plan.

Votes For	Votes Against	Abstention	Broker non-votes	Shares not Voted
7,759,374	4,187,446	84,746	4,552,655	1,344,287
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(c)	Form of Preferred Share Certificate
4.5	(c)	Form of Depositary Receipt
10.22	(f)	Hotel Purchase and Sale Agreement, as amended; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.23	(g)	Sixth Amendment to Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and Chicago H&S Property, LLC (as assignee of the Falor Companies, Inc.) as Purchaser
10.24	(h)	Boykin Lodging Company 2005 Long-Term Incentive Plan*
10.25	(i)	Second Amendment to Employment Agreement between the Company and Robert W. Boykin*
10.26	(i)	Amended and Restated COO Severance Plan*
10.27	(i)	Amended and Restated CFO/CIO Employee Severance Plan*
10.28	(i)	Amended and Restated Key Employee Severance Plan (Sr. Vice Presidents and Vice Presidents)*
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
	(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2004.
	(g)	Incorporated by reference from Boykin’s Form 8-K filed on April 1, 2005.
	(h)	Incorporated by reference from Boykin’s Form Form 8-K filed on May 26, 2005.
	(i)	Incorporated by reference from Boykin’s Form Form 8-K filed on June 7, 2005.

*	Management contract or compensatory plan or arrangement

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

August 8, 2005	/s/ Robert W. Boykin
Robert W. Boykin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 8, 2005	/s/ Shereen P. Jones
Shereen P. Jones
Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.6	(b)	Specimen Share Certificate
4.7	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.8	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.9	(c)	Form of Preferred Share Certificate
4.10	(c)	Form of Depositary Receipt
10.22	(f)	Hotel Purchase and Sale Agreement, as amended; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.23	(g)	Sixth Amendment to Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and Chicago H&S Property, LLC (as assignee of the Falor Companies, Inc.) as Purchaser
10.24	(h)	Boykin Lodging Company 2005 Long-Term Incentive Plan*
10.25	(i)	Second Amendment to Employment Agreement between the Company and Robert W. Boykin*
10.26	(i)	Amended and Restated COO Severance Plan*
10.27	(i)	Amended and Restated CFO/CIO Employee Severance Plan*
10.28	(i)	Amended and Restated Key Employee Severance Plan (Sr. Vice Presidents and Vice Presidents)*
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
	(f)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2004.
	(g)	Incorporated by reference from Boykin’s Form 8-K filed on April 1, 2005.
	(h)	Incorporated by reference from Boykin’s Form Form 8-K filed on May 26, 2005.
	(i)	Incorporated by reference from Boykin’s Form Form 8-K filed on June 7, 2005.

*	Management contract or compensatory plan or arrangement