Form 10-Q
period 2005-09-30
BOYKIN LODGING CO
filed 2005-11-08
CIK 1015859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Yes ☑            No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐            No ☑
The number of common shares, without par value, outstanding as of October 28, 2005 was 17,594,081.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	4

Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Financial Statements September 30, 2005 (unaudited)	7
EX-31.1 CEO Certification Pursuant to Rule 13A-14(A)
EX-31.2 CFO Certification Pursuant to Rule 13A-14(A)
EX-32.1 CEO Certification Pursuant to 18 U.S.C. Sect. 1350
EX-32.2 CFO Certification Pursuant to 18 U.S.C. Sect. 1350

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Investment in hotel properties	$519,093	$514,540
Accumulated depreciation	(138,819)	(123,441)

Investment in hotel properties, net	380,274	391,099
Cash and cash equivalents	17,307	13,521
Restricted cash	9,917	13,022
Accounts receivable, net of allowance for doubtful accounts of $405 and $85 as of September 30, 2005 and December 31, 2004, respectively	15,638	11,690
Rent receivable from lessee	340	10
Inventories	1,309	1,278
Deferred financing costs and other, net	2,378	1,990
Investment in unconsolidated joint ventures	1,197	14,048
Other assets	12,036	9,048
Assets related to discontinued operations, net	—	21,674

	$440,396	$477,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$40,000	$6,446
Term notes payable	99,531	193,539
Accounts payable and accrued expenses	35,903	35,292
Accounts payable to related party	1,389	1,070
Dividends/distributions payable	1,188	1,188
Deferred lease revenue	488	—
Minority interest in joint ventures	992	927
Minority interest in operating partnership	12,900	10,062
Liabilities related to discontinued operations	—	1,408
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,594,081 and 17,450,314 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	361,309	358,688
Distributions and losses in excess of income	(110,565)	(129,232)
Unearned compensation — restricted shares	(2,739)	(2,008)

Total shareholders’ equity	248,005	227,448

	$440,396	$477,380

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Hotel revenues
Rooms	$33,351	$33,502	$100,995	$99,617
Food and beverage	14,126	13,093	44,291	42,126
Other	3,615	3,495	13,522	7,765

Total hotel revenues	51,092	50,090	158,808	149,508
Lease revenue	1,073	571	1,782	1,257
Other operating revenue	37	100	160	295
Revenues from condominium development and unit sales	—	3,267	—	7,541

Total revenues	52,202	54,028	160,750	158,601
Expenses:
Hotel operating expenses
Rooms	8,554	8,347	24,513	24,338
Food and beverage	9,864	9,318	30,150	29,233
Other direct	1,498	1,429	4,427	4,165
Indirect	16,565	16,024	47,907	47,129
Management fees to related party	1,273	1,334	4,627	4,076

Total hotel operating expenses	37,754	36,452	111,624	108,941
Property taxes, insurance and other	3,897	3,628	12,674	10,986
Cost of condominium development and unit sales	—	2,028	—	5,509
Real estate related depreciation and amortization	5,624	5,802	17,180	16,841
Corporate general and administrative	2,995	2,714	9,084	6,716
Impairment of real estate	5,500	—	5,500	—

Total operating expenses	55,770	50,624	156,062	148,993
Operating income (loss)	(3,568)	3,404	4,688	9,608
Interest income	324	(29)	762	140
Other income	—	—	—	8
Interest expense	(2,674)	(3,336)	(8,872)	(10,511)
Amortization of deferred financing costs	(450)	(335)	(1,089)	(1,003)
Minority interest in earnings of joint ventures	(88)	(41)	(133)	(80)
Minority interest in (income) loss of operating partnership	505	217	(1,860)	755
Equity in income (loss) of unconsolidated joint ventures including gain on sale	(28)	14	11,131	(574)

Income (loss) before gain on sale/disposal of assets and discontinued operations	(5,979)	(106)	4,627	(1,657)
Gain on sale/disposal of assets	5,090	862	12,004	3,353

Income (loss) before discontinued operations	(889)	756	16,631	1,696
Discontinued operations:
Operating loss from discontinued operations, net of minority interest income of $184 for the nine months ended September 30, 2005 and $303 and $1,147 for the three and nine months ended September 30, 2004, respectively	—	(1,718)	(1,056)	(6,504)
Gain on sale of assets, net of minority interest expense of $1,163 for the nine months ended September 30, 2005 and $1,212 and $1,449 for the three and nine months ended September 30, 2004, respectively	—	6,870	6,655	8,215

Net income (loss)	$(889)	$5,908	$22,230	$3,407

Preferred dividends	(1,188)	(1,188)	(3,563)	(3,563)

Net income (loss) attributable to common shareholders	$(2,077)	$4,720	$18,667	$(156)

Net income (loss) attributable to common shareholders before discontinued operations per share
Basic	$(0.12)	$(0.02)	$0.74	$(0.11)
Diluted	$(0.12)	$(0.02)	$0.73	$(0.11)
Discontinued operations per share
Basic	$0.00	$0.30	$0.32	$0.10
Diluted	$0.00	$0.29	$0.31	$0.10
Net income (loss) attributable to common shareholders per share (a)
Basic	$(0.12)	$0.27	$1.06	$(0.01)
Diluted	$(0.12)	$0.27	$1.05	$(0.01)
Weighted average number of common shares outstanding
Basic	17,594	17,447	17,558	17,418
Diluted	17,993	17,529	17,846	17,515

(a)	Per share amounts may not add due to rounding.
See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(unaudited, dollar amounts in thousands except for per share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2004	181,000	17,450,314	$358,688	$(129,232)	$(2,008)	$227,448
Vesting of restricted common share grants	—	144,357	—	—	—	—
Issuance of restricted common share grants	—	—	2,028	—	(2,028)	—
Common share purchases for treasury	—	(15,590)	(142)	—	—	(142)
Exercise of stock options	—	15,000	118	—	—	118
Vesting of variable stock options	—	—	617	—	—	617
Dividends declared
— $19.6875 per Class A preferred share	—	—	—	(3,563)	—	(3,563)
Amortization of unearned compensation	—	—	—	—	1,297	1,297
Net income	—	—	—	22,230	—	22,230

Balance at September 30, 2005	181,000	17,594,081	$361,309	$(110,565)	$(2,739)	$248,005

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited, amounts in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$22,230	$3,407
Adjustments to reconcile net income to net cash flow provided by operating activities —
Gain on sale/disposal of assets	(20,188)	(13,007)
Impairment of real estate	5,500	4,300
Depreciation and amortization	18,668	21,493
Charges related to equity based compensation	1,914	777
Equity in (income) loss of unconsolidated joint ventures including gain on sale	(11,131)	574
Deferred lease revenue	488	439
Minority interests	2,972	1,746
Changes in assets and liabilities —
Accounts receivable and inventories	2,578	31,002
Restricted cash	3,105	1,814
Accounts payable and accrued expenses	(633)	(6,066)
Amounts due to/from lessees	(330)	(75)
Other	(2,040)	(1,749)

Net cash flow provided by operating activities	23,133	44,655

Cash flows from investing activities:
Investment in unconsolidated joint ventures	—	(438)
Distributions received from unconsolidated joint ventures	23,972	1,373
Improvements and additions to hotel properties, net	(12,443)	(25,009)
Net proceeds from sale of assets	34,634	78,145

Net cash flow provided by investing activities	46,163	54,071

Cash flows from financing activities:
Payments of dividends and distributions	(3,563)	(3,563)
Net borrowings (repayments) against credit facility	33,554	(60,500)
Term note borrowings	—	14,133
Repayment of term notes	(94,008)	(46,602)
Payment of deferred financing costs	(1,401)	(309)
Net proceeds from issuance of common shares	118	—
Cash payment for common share purchases	(142)	(191)
Distributions to joint venture minority interest partners	(68)	(2,442)

Net cash flow used in financing activities	(65,510)	(99,474)

Net change in cash and cash equivalents	$3,786	$(748)
Cash and cash equivalents, beginning of period	13,521	14,013

Cash and cash equivalents, end of period	$17,307	$13,265

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited, dollar amounts in thousands except per share data)
     1. BACKGROUND:
     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of September 30, 2005, Boykin owned interests in 21 hotels containing a total of 6,019 guest rooms located in 13 states.
Formation and Significant Events
     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of September 30, 2005, Boykin had an 85.5% ownership interest in and was the sole general partner of the Partnership.
     Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, debt financings, joint ventures and cash flow generated from operations.
Consolidated Joint Ventures
     As of September 30, 2005, Boykin was a party to the following consolidated joint venture for the purpose of owning a hotel:

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
     Boykin has a 25% ownership interest in a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. The Boykin/AEW venture has a 75% ownership interest, and Boykin directly owns the remaining 25% ownership interest, in Boykin Chicago, L.L.C., which owned Hotel 71, located in downtown Chicago. In March 2005, Boykin Chicago, L.L.C. sold Hotel 71 to an unrelated third party for a price of $95,050. A portion of the net proceeds from the sale was used to repay the outstanding balance on the mortgage for which the property served as collateral; the remainder was or will be, following the satisfaction of all outstanding obligations of the joint venture, distributed to the members of Boykin Chicago, L.L.C. The Boykin/AEW venture and Boykin Chicago, L.L.C will be dissolved following satisfaction of all outstanding obligations of the entities.
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

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004:

	Boykin/AEW		Boykin/Concord
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
Total assets	$2,951	$65,975	$20,487	$21,069

Accrued expenses	2,211	2,593	773	485
Outstanding debt	—	36,116	18,161	18,398

Total liabilities	2,211	38,709	18,934	18,883
Minority interest	186	6,781	—	—

Equity	554	20,485	1,553	2,186
Boykin’s share of equity and minority interest	421	11,999	776	1,093
Boykin’s additional basis in Boykin Chicago, L.L.C.	—	956	—	—

Investment in unconsolidated joint venture	$421	$12,955	$776	$1,093

	Boykin/AEW				Boykin/Concord
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$—	$4,984	$2,009	$12,204	$2,119	$1,868	$6,028	$5,426
Hotel operating expenses	(77)	(2,988)	(2,188)	(8,105)	(1,271)	(1,052)	(3,586)	(3,107)
Management fees to related party	—	(149)	(60)	(365)	—	—	—	—
Real estate related depreciation	—	(777)	(772)	(2,328)	(281)	(279)	(842)	(834)
Property taxes, insurance and other	(66)	(592)	(434)	(1,286)	(82)	(142)	(244)	(410)

Operating income (loss)	(143)	478	(1,445)	120	485	395	1,356	1,075
Interest and other income	3	5	31	7	1	1	4	2
Amortization	—	(38)	(133)	(153)	(11)	(96)	(33)	(140)
Interest expense	—	(454)	(512)	(1,272)	(278)	(265)	(830)	(644)
Gain (loss) on sale/disposal of assets	(10)	—	29,298	—	—	—	—	—
Other	(121)	(1)	(121)	(1)	(17)	—	(129)	(109)

Net income (loss) before minority interest	(271)	(10)	27,118	(1,299)	180	35	368	184

Boykin’s share of net income (loss)	(118)	(3)	11,894	(666)	90	17	184	92
Reduction of additional basis in Boykin Chicago, L.L.C	—	—	(947)	—	—	—	—	—

	(118)	(3)	10,947	(666)	90	17	184	92
Taxable REIT Subsidiaries
     As of September 30, 2005, all hotels Boykin had an ownership interest in, other than the Hampton Inn San Diego Airport/Sea World, were operated under the taxable REIT subsidiary (“TRS”) structure.
     Bellboy, Inc. (“Bellboy”) is a wholly-owned TRS of Boykin which, through its subsidiaries, leased 19 of Boykin’s properties as of September 30, 2005. Shawan Road Hotel L.P. operated the Marriott’s Hunt Valley Inn through a TRS, Hunt Valley Leasing, Inc. (“Hunt Valley”), prior to the sale of the hotel in 2004.
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
Hotel Managers
     As of September 30, 2005, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 19 of the 21 hotels in which Boykin had an ownership interest. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Concord and Outrigger Lodging Services each managed one property as of such date.
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
     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.
Condominium Units
     Condominium project revenue and expenses for units under construction are recognized on the percentage of completion method upon satisfaction of certain criteria. During the three and nine month periods ended September 30, 2004, Boykin reported revenues of $3,267 and $7,541 and costs of $2,028 and $5,509 under the percentage of completion method of accounting related to the White Sand Villas project. During 2004, the sales of all 91 available units had closed, the proceeds were collected and the contractors had completed their obligations; therefore, all project revenues and related costs have been recognized.
     As of September 30, 2005 and December 31, 2004, costs incurred in preparing for the construction of the Captiva Villas at the Pink Shell Beach Resort and Spa totaling $1,564 and $1,015, respectively, as well as the original $900 basis in the land on which the new building will be constructed, are reflected in the consolidated balance sheets as other assets.
Investment in Hotel Properties
     Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. During the third quarter of 2005, Boykin shortened the intended holding period for one property, which resulted in an impairment charge of $5.5 million. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties as of September 30, 2005.

     There were no consolidated properties held for sale as of September 30, 2005 as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.
Insurance Recoveries
     Boykin records insurance recoveries in an amount equal to the losses recorded by the property being covered as the losses are recognized until such time as those recoveries are deemed not probable or reasonably estimable. In addition, Boykin recognizes income of amounts in excess of those losses to the extent that cash has been received or a settlement has been reached and the amount is not considered to be an advance on future losses. Business interruption recoveries are reflected as other hotel revenues within the consolidated financial statements. Property insurance recoveries are reflected as gain on sale/disposal of assets within the consolidated financial statements.
     Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. Boykin has recorded expected business interruption insurance recoveries in the amount of $4,007 and $577 for the nine months ended September 30, 2005 and 2004, respectively, none of which was recognized in the three months ended September 30, 2005. Property insurance recoveries of $3,700 were received and recorded for the nine months ended September 30, 2005. Included in accounts receivable as of December 31, 2004 was $4,669 of property damage and business interruption insurance recoveries related to these properties. There were no outstanding receivables as of September 30, 2005 related to insurance recoveries for these properties.
     In 2003 and in 2005, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance recoveries recorded during the nine month periods ended September 30, 2005 and 2004 totaled $8,082 and $3,383, respectively, and are recorded as gain on sale/disposal of assets within the consolidated financial statements. As of September 30, 2005, $5,646 of the recoveries are reflected in accounts receivable within the consolidated financial statements.
     Approximately $1,333 and $2,683 of recoveries were recognized during the three and nine months ended September 30, 2005, respectively, representing a final settlement of the business interruption insurance claim related to the period in which the water infiltration remediation activities occurred. These recoveries are recorded as other hotel revenues within the consolidated financial statements. An additional $21 of recoveries have been deferred until completion of the remediation which is expected to occur during the fourth quarter of 2005. As of September 30, 2005, $1,354 of the recoveries are reflected in accounts receivable within the consolidated financial statements.
     For the nine months ended September 30, 2005, $1,006 of property insurance recoveries were received and recorded related to water infiltration remediation activities at another of Boykin’s properties. These proceeds are recorded as gain on sale/disposal of assets within the consolidated financial statements.
     Fees due to service providers in connection with casualty insurance recoveries are reflected as reductions in the gain recognized. Fees due related to business interruption insurance recoveries are reflected as corporate general and administrative expenses within the consolidated financial statements.
     As other property insurance claims are filed for repair work done at the properties, Boykin records estimated recoveries to offset the costs incurred, less appropriate deductibles.
Stock-based Compensation
     At September 30, 2005, Boykin had two long-term incentive plans (“LTIPs”). Boykin has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIPs based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	Pro	Pro	Pro	Pro
	Forma	Forma	Forma	Forma
Net income (loss) attributable to common shareholders	$(2,077)	$4,720	$18,667	$(156)
Stock-based employee compensation expense	—	(32)	—	(95)

Pro forma net income (loss) attributable to common shareholders	(2,077)	4,688	18,667	(251)
Pro forma net income (loss) attributable to common shareholders per share:
Basic	$(0.12)	$0.27	$1.06	$(0.01)
Diluted	$(0.12)	$0.27	$1.05	$(0.01)
     During the three and nine months ended September 30, 2005, an employee vested in 50,000 and 150,000 options, respectively, in accordance with an employment agreement entered into during 2002. The options had contingent vesting features and therefore were treated as variable options in accordance with SFAS No. 123. For the three and nine months ended September 30, 2005, Boykin recognized $243 and $617, respectively, of compensation expense at the time of satisfaction of the contingent requirements as all other vesting requirements had been previously satisfied.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”), which requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective approach permitted by SFAS No. 123R. This approach requires that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. Boykin does not expect to have any unvested options at the time of adoption.
     3. EARNINGS PER SHARE:
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and nine months ended September 30, 2005 and 2004, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic	17,593,864	17,446,739	17,557,506	17,418,448
Effective of dilutive securities:
Common stock options	208,373	19,098	137,175	26,616
Restricted share grants	191,245	63,287	151,186	70,338

Diluted	17,993,482	17,529,124	17,845,867	17,515,402
     4. PARTNERSHIP UNITS/MINORITY INTERESTS:
     Other than units owned by Boykin, a total of 2,718,256 units of the Partnership were issued and outstanding at September 30, 2005 and 2004. The weighted average number of partnership units, other than units owned by Boykin, outstanding for each of the three and nine month periods ended September 30, 2005 and 2004 was 2,718,256.
     The minority interest liability is affected by the outstanding partnership units other than those owned by Boykin as well as the existence of preferred partnership units which are owned by Boykin. The preferred partnership units mirror the terms of the preferred depositary shares outstanding.

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
     On March 2, 2004, Boykin’s Doubletree Portland Downtown Hotel in Portland, Oregon, was acquired by the City of Portland through its power of eminent domain. During 2004, Boykin also sold Marriott’s Hunt Valley Inn, the Holiday Inn Minneapolis West, the Radisson Hotel Mount Laurel and the Ramada Inn Bellevue Center.
     The assets and liabilities as of December 31, 2004 of the two hotels disposed of in 2005, and the results of operations of the properties through the 2005 sale dates and for the three and nine months ended September 30, 2004, have been reclassified as discontinued operations in the accompanying financial statements. The operating results of the five properties sold/disposed of during 2004 have also been reclassified as discontinued operations in the accompanying financial statements for the three and nine months ended September 30, 2004. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the dispositions.
     The results of operations and the financial position of the applicable properties were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$—	$8,662	$2,933	$31,475
Hotel operating expenses	—	(7,084)	(3,817)	(26,452)
Management fees to related party	—	(185)	(56)	(532)
Management fees — other	—	(35)	(19)	(241)
Property taxes, insurance and other	—	(396)	(250)	(1,561)
Other expenses	—	(28)	(7)	(78)
Interest income	—	7	—	14
Interest expense	—	(1)	—	(198)
Real estate related depreciation and amortization	—	(800)	(390)	(3,562)
Impairment of real estate	—	—	—	(4,300)
Amortization of deferred financing costs	—	—	—	(87)
Minority interest in earnings of joint ventures	—	(2,119)	—	(2,119)
Gain (loss) on sale/disposal of individual assets	—	(42)	366	(10)

Loss from discontinued operations	$—	$(2,021)	$(1,240)	$(7,651)

December 31,
2004
Accounts receivable, net	$480
Inventories	431
Other assets	1,043
Deferred financing costs and other, net	24
Investment in hotel properties, net	19,696

Total assets	$21,674

Accounts payable and accrued expenses	$1,415
Accounts payable to related party	(7)
Total liabilities	$1,408

     6. CREDIT FACILITY:
     As of September 30, 2005, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations. The credit facility was expanded during the second quarter of 2005 from $60,000 and four properties were added as security for the facility. Boykin had borrowings of $40,000 and $6,446 under this facility at September 30, 2005 and December 31, 2004, respectively. The facility matures during October 2006 and bears interest at a floating rate of LIBOR plus 3.75% (7.63% at September 30, 2005). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by nine properties with a net carrying value of $93,925 at September 30, 2005 and five hotel properties with a net carrying value of $53,655 at December 31, 2004.
     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. At September 30, 2005 and December 31, 2004, Boykin was in compliance with its covenants.
     7. TERM NOTES PAYABLE:
     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a term loan agreement in the original amount of $130,000 which matures in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of September 30, 2005 and December 31, 2004 was $99,531 and $102,414, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of September 30, 2005 and December 31, 2004, the loan was secured by six Doubletree hotels with a net carrying value of $184,709 and $189,333, respectively. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at September 30, 2005 and December 31, 2004.
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
     As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of September 30, 2005, there were no outstanding letters of credit. As of September 30, 2005, Boykin had not entered into any other significant off-balance sheet financing arrangements.
     Maturities of the remaining term note payable at September 30, 2005 were as follows:

2005	$1,002
2006	4,166
2007	4,448
2008	4,788
2009	5,134
2010 and thereafter	79,993

$99,531

     8. RELATED PARTY TRANSACTIONS:
     Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,273 and $4,627 for the three and nine months ended September 30, 2005, respectively, and $1,334 and $4,076 for the three and nine months ended September 30, 2004, respectively. Management fees earned by BMC related to discontinued operations totaled $56 for the nine month period ended September 30, 2005 and $185 and $532 for the three and nine month periods ended September 30, 2004, respectively. An additional $28 and $25 was paid during 2005 and 2004, respectively, for other services provided pursuant to the management agreements. The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors. Boykin had related party payables to BMC of $1,389 and $1,063 as of September 30, 2005 and December 31, 2004, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.
     Boykin Chicago L.L.C. had entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71. Management and other fees earned by the subsidiary during 2005, prior to the sale of Hotel 71, totaled $60. For the three and nine month periods ended September 30, 2004, management and other fees totaled and $149 and $365, respectively. An additional $1 was paid during the first nine months of 2004 for the services provided pursuant to the management agreement.
     For the three and nine months ended September 30, 2005, Boykin paid a wholly-owned subsidiary of BMC $51 and $204, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the nine months ended September 30, 2005 an additional $1 of sales proceeds was provided to BMC as a result of purchases made by Boykin.
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
     9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
     As of September 30, 2005 and December 31, 2004, there were $1,188 of preferred share dividends which were declared but not paid.
     Interest paid during the nine month periods ended September 30, 2005 and 2004 was $9,263 and $11,002, respectively.
     In the first nine months of 2005, Boykin granted 204,000 restricted common shares, valued at $2,028, under its LTIPs.
     10. INCOME TAXES:
     Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin is entitled to a dividends paid deduction for certain shareholder distributions, which deduction reduces its taxable income. Boykin is required to pay corporate income taxes on the income, if any, of its TRS subsidiaries and on any REIT taxable income after the effect of dividend paid deductions. In certain cases, dividends paid during the immediately subsequent year may be applied to the prior year’s dividends paid deduction; however, an excise tax may be applicable based on the timing of such distributions. Boykin has historically paid sufficient dividends to offset its REIT taxable income.
     Boykin expects that it will have REIT taxable income for 2005 in excess of its deductions related to anticipated preferred dividends. Boykin is currently evaluating (a) the extent and character of the income; (b) the potential availability of losses to offset such income and (c) the appropriateness, magnitude and timing of common share distributions. If and to the extent a determination were made that Boykin would not make distributions to fully offset taxable income, a provision for income taxes would be recorded.
     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2005, Boykin has a deferred tax asset of approximately $11,813, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of September 30, 2005, the net operating loss carry-forwards have remaining lives of approximately 17 to 19 years.

     Certain of Boykin’s entities are required to pay various state and local franchise and income taxes which are based on amounts other than net income such as gross receipts or net worth. These amounts are reflected within corporate general and administrative expenses within the consolidated financial statements and have been deemed immaterial for disclosure for the applicable periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 21 hotels throughout the United States. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of September 30, 2005, Boykin had an 85.5% ownership interest in, is the sole general partner of and does all its business through the Partnership.
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
THIRD QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2005
     Revenue per available room (RevPAR) for the third quarter, excluding properties not operating due to damage caused by hurricanes, increased 5.6% to $70.06 from last year’s $66.32. The RevPAR increase is a result of a 2.4% increase in average daily rate to $97.29 from last year’s $95.04, and an increase in occupancy to 72.0% from 69.8% during the third quarter of 2004. Refer to the “Results of Operations” section below for further discussion of our third quarter and year to date 2005 results compared to 2004.
     During the third quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of September 30, 2005 and were paid on October 14, 2005. The Board did not declare a common share dividend for the third quarter. We will continue to review our cash flow and taxable income projections throughout the year and may consider recommending to the Board a common share dividend for 2005, which, if declared, would be paid in 2006. We intend to make distributions necessary, if any, to meet REIT requirements.

     Certain of our properties were impacted by Hurricane Wilma in October 2005. The Best Western Fort Myers Island Gateway Hotel remained opened and sustained only minor damage. The Pink Shell Beach Resort & Spa was evacuated prior to the storm, experienced only minor damage and reopened shortly thereafter. The two Melbourne properties also sustained minor damage. The Radisson Suite Beach Resort on Marco Island was subject to an evacuation order and sustained greater damage, but a majority of the resort has reopened. The extent and cost of the repair, as well as the impact on our future financial results, is still being determined.
     Based upon our year to date results and our current booking trends, we are anticipating that the full year 2005 RevPAR will be 6.0% to 7.0% above 2004. Net income attributable to common shareholders per share is expected to range from $0.74 to $0.80 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.60 and $0.67 per fully-diluted share for the full year, before impairment charges. This guidance does not incorporate any impact from property acquisition or disposition activity which may occur during the fourth quarter or any additional impacts from Hurricane Wilma. For a definition of FFO, a reconciliation of net income to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see the “Results of Operations” section below.
     We continue to pursue strategic acquisitions within our target markets. We currently have made non-refundable deposits totaling approximately $0.6 million for the purchase of a redevelopment project in the Florida Keys. We expect to acquire the property with a joint venture partner and anticipate funding approximately 50% of the $12.5 million purchase price.
     On the development front, the final condominium hotel project at the Pink Shell Beach Resort & Spa is currently being marketed for sale. This project, Captiva Villas, will conclude the redevelopment of the resort and will contain 43 beach-front units. The units in the new building will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract. As of October 28, 2005, 38 of 42 available units are under contract. Buildings previously located on the site were demolished in February 2005 and construction of the new building is scheduled to commence during the fourth quarter of 2005.
     Our Melbourne Hilton Oceanfront and Melbourne Suites Beach Resort remain closed due to the damage from Hurricane Frances. The Melbourne hotels are expected to resume normal operations during the first half of 2006, subject to the timing of the repair of the properties. We anticipate adding improvements beyond the scope of the repair, which we anticipate will enhance the revenues and profitability of the properties.
     During the second quarter of 2005, we announced that we are working with UBS Investment Bank to assist us with the identification and evaluation of strategic alternatives for the Company. No decision has been made as to whether any transaction or other corporate action will result from this effort, and there can be no assurance that any transaction or other action will result from this effort. We do not intend to make any further announcements regarding the exploration of strategic alternatives unless and until the process is terminated or a definitive agreement relating to a transaction is executed.
CRITICAL ACCOUNTING POLICIES
Investment in Hotel Properties
     We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. In the third quarter of 2005, we recorded a charge of $5.5 million for impairment of real estate on one property as a result of a reduction in our intended holding period. We did not believe that there were any factors or circumstances indicating impairment of our investment in any other properties in the third quarter of 2005.
     If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks discussed within this Quarterly Report on Form 10-Q.

Revenue recognition
     Hotel Condominium Revenues—
Percentage of completion — In 2004, we recognized revenue related to the White Sand Villas project under the percentage of completion method. The sales of all 91 available units closed in 2004, and the proceeds had been collected; therefore, all project revenues had been recognized as of December 31, 2004.
White Sand Villas unit owners contract with the resort to allow their unused room nights to be rented out by the resort as hotel rooms. The related gross rental income generated by these and other units put back to the resort by contract is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of their contracts, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. The remitted amounts are recorded as expenses within the property taxes, insurance and other line of the consolidated financial statements.
     Insurance Recoveries —
Since 2003, we have had several significant open insurance claims for water infiltration remediation and hurricane damage.
We record insurance recoveries in an amount equal to the losses recorded by the property being covered as the losses are recognized until such time as those recoveries are deemed not probable or reasonably estimable. Amounts in excess of those losses are recognized to the extent that cash has been received or a settlement has been reached and the amount is not considered to be an advance on future losses. Business interruption recoveries are reflected as other hotel revenues within the consolidated financial statements. Property insurance recoveries are reflected as gain on sale/disposal of assets within the consolidated financial statements. Fees due to service providers in connection with casualty insurance recoveries are reflected as reductions in the gain recognized. Fees due related to business interruption insurance recoveries are reflected as corporate general and administrative expenses within the consolidated financial statements.
As other property insurance claims are filed for repair work done at the properties, we record estimated recoveries to offset the costs incurred, less appropriate deductibles.
FINANCIAL CONDITION
September 30, 2005 Compared to December 31, 2004
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

RESULTS OF OPERATIONS
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
     Total revenues from continuing operations decreased 3.4% to $52.2 million for the third quarter 2005 versus $54.0 million for the same period in 2004. Hotel revenues, however, for the three months ended September 30, 2005 were $51.1 million, a 2.0% increase from $50.1 million in hotel revenues for the same period in 2004. Third quarter 2004 hotel revenues included approximately $2.4 million related to the two Melbourne properties as a result of the period of time in which the properties were open as well as the recognition of estimated business interruption insurance recoveries. There were no revenues or insurance recoveries recorded related to these two hotels during the third quarter of 2005. Additionally, included in 2005 and 2004 hotel revenues was $1.3 million and $0.8 million, respectively, related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003, the first half of 2004 and 2005. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Offsetting the increase in hotel revenues is the $3.3 million decrease in revenues from condominium development and unit sales as a result of the completion of the White Sand Villas development project in 2004.
     Hotel operating profit margins, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of the consolidated hotels operated under the TRS structure for the third quarter were 26.1%, a decrease from 27.2% for the third quarter of 2004. Excluding all business interruption amounts in 2005 and 2004 and the operating results of the two Melbourne properties from 2004, hotel operating profit margins for the portfolio decreased to 24.9%, from 25.8% in 2004. A majority of the decrease is due to an approximate $0.3 million increase in bad debt expense to reserve against amounts due from now bankrupt airlines as well as other specifically identified groups.
     Property taxes, insurance and other increased approximately $0.3 million to $3.9 million for the third quarter of 2005 versus the third quarter of 2004, primarily as a result of increases in insurance costs due to rising insurance rates.
     Cost of condominium development and unit sales totaled $2.0 million for the third quarter of 2004. As the White Sand Villas project was completed during 2004, there were no similar costs recorded during the third quarter of 2005.
     Corporate general and administrative expenses for the third quarter of 2005 increased approximately $0.3 million from the same period in 2004. A $0.6 million expense was recorded in the third quarter of 2005 related to the vesting and payment of share and option awards under an existing employment agreement as our common share price reached certain pre-established thresholds. This increase, along with increases in certain non-recurring professional fees and other general corporate expenses were partially offset by decreases in costs related to compliance with the Sarbanes-Oxley Act of 2002.
     In the third quarter of 2005, we reduced the intended holding period for one of our properties resulting in a $5.5 million impairment charge.
     Interest income increased approximately $0.3 million during the quarter ended September 30, 2005 versus the third quarter of 2004 as a result of higher amounts of cash and restricted cash on hand throughout the period.
     Interest expense decreased from $3.3 million to $2.7 million from the third quarter of 2004 to 2005 as a result of approximately 40% lower weighted average outstanding amounts of debt, partially offset by increases in the overall weighted average interest rate.
     Gain on sale/disposals of assets during the third quarter of 2005 and 2004 totaled $5.1 million and $0.9 million, respectively, primarily as a result of the receipt and recording of insurance proceeds related to disposals of certain assets in 2005 and 2003 due to water infiltration remediation activities.
     As a result of the above, the third quarter 2005 resulted in net loss before discontinued operations of $0.9 million compared with net income of $0.8 million in the same period last year.
     In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center for the three months ended September 30, 2004, have been reclassified as discontinued operations in the accompanying financial statements. Additionally, the third quarter 2004 results of operations of the properties sold during the third quarter of 2004 or later have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Total revenues from continuing operations increased 1.4% to $160.8 million for the first nine months of 2005 versus $158.6 million for the same period in 2004. Hotel revenues for the nine months ended September 30, 2005 were $158.8 million, a 6.2% increase from $149.5 million in hotel revenues for the same period in 2004. Included in hotel revenues for the first nine months of 2005 is $2.7 million of recoveries related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003, the first half of 2004 and 2005, as well as $4.0 million of business interruption recoveries related to the two closed Melbourne properties. Year to date 2004 hotel revenues included approximately $8.6 million related to the two Melbourne properties as a result of the period of time in which the properties were open as well as the recognition of estimated business interruption insurance recoveries. Additionally, included in 2004 hotel revenues was an $0.8 million advance related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003 and the first half of 2004. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Partially offsetting this increase in hotel revenues is the $7.5 million decrease in revenues from condominium development and unit sales as a result of the completion of the White Sand Villas development project in 2004.
     Hotel operating profit margins of the consolidated hotels operated under the TRS structure for the first nine months of 2005 were 29.7%, an increase from the 27.1% hotel operating profit margin for the first nine months of 2004. A significant component of the increased margin is the increase in the recognition of business interruption insurance recoveries during the first nine months of 2005 within hotel revenues. Excluding the business interruption amounts from 2005 and 2004 and the operating results of the two Melbourne properties from 2004, hotel operating profit margins for the portfolio showed an increase to 27.5% from 26.1% in 2004. Another contributor to the margin increase is the stabilization of the Pink Shell Beach Resort and Spa upon completion of the White Sand Villas condominium tower, as well as the contribution from the additional rooms generated by the development project.
     Property taxes, insurance and other increased approximately $1.7 million to $12.7 million for the first nine months of 2005 versus the first nine months of 2004. This increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sales of the White Sand Villas tower in 2004. Also contributing to this increase are increases in insurance costs due to rising insurance rates.
     Cost of condominium development and unit sales totaled $5.5 million for the first nine months of 2004. As the White Sand Villas project was completed during 2004, there were no similar costs recorded during the first nine months of 2005.
     Corporate general and administrative expenses for the first nine months of 2005 increased approximately $2.4 million from the same period in 2004. Approximately $1.6 million of this increase is attributable to increases in compensation expense, which were the result of compensation plans and agreements which were contingent or valued based upon our common share price. Approximately $0.2 million of this increase was due to the Directors Deferred Compensation Plan as the common share price at September 30, 2005 was higher than the common share price at December 31, 2004, and $1.4 million was due to the vesting and payment of share and option awards under an existing employment agreement as our common share price reached certain pre-established thresholds. The remainder of the increase was the result of certain non-recurring professional fees, other general corporate expenses, and continued expenses related to compliance with the Sarbanes-Oxley Act of 2002 which are expected to be incurred throughout the year.
     In 2005, we reduced the intended holding period for one of our properties resulting in a $5.5 million impairment charge.
     Interest income increased approximately $0.6 million during the nine months ended September 30, 2005 versus the same period of 2004 as a result of higher amounts of cash and restricted cash on hand throughout the period.
     Interest expense decreased from $10.5 million to $8.9 million from the first nine months of 2004 to 2005 as a result of approximately 31% lower weighted average outstanding amounts of debt, partially offset by increases in the overall weighted average interest rate.
     Equity in income of unconsolidated joint ventures totaled approximately $11.1 million in the first nine months of 2005 compared with our equity in losses of unconsolidated joint ventures of $0.6 million in 2004, primarily as a result of the recognition of our share of the gain on the sale of Hotel 71.
     Gain on sale/disposals of assets during the first nine months of 2005 and 2004 totaled $12.0 million and $3.4 million, respectively, as a result of the recording of property insurance proceeds received or due to us in excess of the net book value of the disposed assets related to water infiltration remediation.
     As a result of the above, the first nine months of 2005 resulted in net income before discontinued operations of $16.6 million compared to the same period last year when we experienced net income of $1.7 million.

     In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center through their disposal date and for the nine months ended September 30, 2004, have been reclassified as discontinued operations in the accompanying financial statements. Additionally, the results of operations for the first nine months 2004 of the five properties sold during 2004 have also been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.
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
     The following is a reconciliation between net income (loss) and FFO for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(889)	$5,908	$22,230	$3,407
Minority interest	(417)	2,852	2,972	1,746
Gain on sale/disposal of assets	(5,090)	(8,944)	(19,822)	(13,017)
(Gain) loss on sale/disposal of assets included in discontinued operations	—	42	(366)	10
Real estate related depreciation and amortization	5,624	5,802	17,180	16,841
Real estate related depreciation and amortization included in discontinued operations	—	800	390	3,562
Equity in (income) loss of unconsolidated joint ventures including gain on sale	28	(14)	(11,131)	574
FFO adjustment related to joint ventures	19	441	(171)	847
Preferred dividends declared	(1,188)	(1,188)	(3,563)	(3,563)

Funds from operations after preferred dividends	$(1,913)	$5,699	$7,719	$10,407
Less: Funds from operations related to minority interest	(256)	768	1,035	1,405

Funds from operations attributable to common shareholders	$(1,657)	$4,931	$6,684	$9,002

     FFO during the three and nine months ended September 30, 2005 was negatively impacted by $0.9 million and $2.3 million, respectively, of non-recurring compensation expense and professional fees and a $5.5 million impairment charge recorded during the three months ended September 30, 2005. FFO during the nine months ended September 30, 2004 was negatively impacted by a $4.3 million impairment charge.

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
     The following is a reconciliation between operating income (loss) and EBITDA for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating income (loss)	$(3,568)	$3,404	$4,688	$9,608
Interest income	324	(29)	762	140
Other income	—	—	—	8
Real estate related depreciation and amortization	5,624	5,802	17,180	16,841
EBITDA attributable to discontinued operations	—	941	(1,216)	(1,675)
Company’s share of EBITDA of unconsolidated joint ventures	321	890	821	2,031
EBITDA applicable to joint venture minority interest	(97)	(52)	(161)	(113)

EBITDA	$2,604	$10,956	$22,074	$26,840

     EBITDA for the three and nine months ended September 30, 2005 was negatively impacted by $0.9 million and $2.3 million, respectively, of non-recurring compensation expense and professional fees and a $5.5 million impairment charge recorded during the three months ended September 30, 2005. EBITDA for the nine months ended September 30, 2004 was negatively impacted by a $4.3 million impairment charge.
Key Hotel Operating Statistics
     The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
All Hotels (19 hotels) (a) (b)
Hotel revenues (in thousands)	$54,980	$51,009	$165,501	$150,247
RevPAR	$70.06	$66.32	$70.80	$64.64
Occupancy	72.0%	69.8%	69.6%	65.8%
Average daily rate	$97.29	$95.04	$101.75	$98.17
Comparable Hotels (17 hotels) (b) (c)
Hotel revenues (in thousands)	$51,094	$47,681	$154,810	$140,917
RevPAR	$68.33	$65.40	$69.74	$64.01
Occupancy	71.2%	69.6%	68.9%	65.6%
Average daily rate	$95.96	$94.03	$101.19	$97.51

(a)	Includes all hotels owned or partially owned by Boykin as of September 30, 2005, excluding properties not operating due to damage caused by hurricanes.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes all consolidated hotels operated under the TRS structure and owned or partially owned by Boykin as of September 30, 2005, excluding properties not operating due to damage caused by hurricanes.

LIQUIDITY AND CAPITAL RESOURCES:
         Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium sales. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including, but not limited to:
•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may be seasonal and which may be adversely impacted by health and safety-related concerns;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Impact of the financial difficulties of the airline industry;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance and energy;

•	Weather-related issues;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists that causes public concern about travel safety.
         The cash flow from condominium development is subject to risk factors common to real estate sales and development, including, but not limited to:
•	Competition from other condominium projects;

•	Construction delays;

•	Reliance on contractors and subcontractors;

•	Construction cost overruns;

•	Completion of projects in accordance with time frames specified by law and our contracts; and

•	The ability of the condominium purchasers to secure financing.
         As of September 30, 2005, we had $17.3 million of unrestricted cash and cash equivalents and $9.9 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance. There were outstanding borrowings at quarter end totaling $99.5 million against our term note payable.
         We have a $100.0 million credit facility ($40.0 million outstanding as of September 30, 2005) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was $100.0 million at September 30, 2005. For information relating to the terms of our credit facility and our term note please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.
         The credit facility contains covenants regarding overall leverage and debt service coverage. At September 30, 2005, we were in compliance with the covenants of the credit facility. No assurance can be made that we will comply with such covenants in the future. Our $130.0 million term note payable is comprised of property-specific mortgages and has only financial reporting covenants.
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
         Based upon its review of the Company’s liquidity and capital requirements, the Board of Directors did not declare a dividend with respect to our common shares for the third quarter of 2005. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status or to offset the need to pay federal income taxes. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares. The declaration of a common dividend will depend upon various factors, including the continued improving performance of our hotels, our projected cash available for distribution, our projected taxable income, and other factors that our Board of Directors considers relevant.
Capital Projects
         For the nine months ended September 30, 2005, we spent approximately $12.4 million for capital improvements at our hotels and technology improvements. This amount included planned refurbishments and replacements at selected existing hotels and commencement of reconstruction of the two Melbourne, Florida properties damaged as a result of Hurricane Frances. We anticipate spending an additional $4.0 to $5.0 million related to capital expenditures for the remainder of 2005, excluding costs related to the hurricane-damaged properties.
         Of the estimated $30 million to $40 million cost to repair the two hurricane-damaged Melbourne, Florida properties, we expect that approximately $13 million to $16 million will be recovered under our insurance policies as we anticipate adding improvements beyond the scope of the repair, which we anticipate will enhance the revenues and profitability of the properties. The repairs of the properties are expected to be completed and the hotel to resume normal operations during the first half of 2006.
         We expect to use cash available from operations, restricted capital expenditure reserves and borrowing on our credit facility as sources to fund the above mentioned costs not recovered from insurance policies.
         Construction of the Captiva Villas development project at the Pink Shell is expected to commence during the fourth quarter of 2005. We expect to fund initial construction costs using a combination of cash available from operations and borrowings on our credit facility, as well as deposits received pursuant to the sales contracts.
Off Balance Sheet Arrangements
         We believe that neither Boykin nor its unconsolidated entities have entered into any off balance sheet arrangements which would have a current or future impact on our financial condition, changes in financial condition, results of operations, liquidity or capital resources in ways which would be considered material to our investors.
INFLATION
         Operators of hotels in general can change room rates quickly, but competitive pressures and performance requirements under existing contracts may limit the operators’ ability to raise rates to keep pace with inflation.
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
         We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 71% of our outstanding debt at September 30, 2005, was fixed-rate in nature, compared with 51% at December 31, 2004. The weighted average interest rate of our variable rate debt and total debt as of September 30, 2005 was 7.6% and 7.1%, respectively.
         Our share of debt under our unconsolidated joint venture with Concord Hospitality Enterprises of $9.1 million at September 30, 2005 is fixed at a rate of 5.99% per annum.
         We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. As of September 30, 2005, we do not have any material market-sensitive financial instruments.
         We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million, based upon the balances outstanding on our variable rate instruments at September 30, 2005.
         Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by approximately $2.3 million as compared with the fair market value at September 30, 2005, which was approximately $0.5 million higher than the carrying value.
ITEM 4. CONTROLS AND PROCEDURES
         As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.
         There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

November 8, 2005	/s/ Robert W. Boykin
Robert W. Boykin
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 8, 2005	/s/ Shereen P. Jones
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