Form 10-K
period 2005-12-31
BOYKIN LODGING CO
filed 2006-03-15
CIK 1015859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
          The aggregate market value of the voting shares held by non-affiliates of the registrant as of June 30, 2005 was approximately $229 million. The aggregate market value was calculated by using the closing price of the shares as of that date, on the New York Stock Exchange.
          As of March 2, 2006, the registrant had 17,687,567 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
          Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

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
You can identify the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of those words or similar words. You are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those in the forward-looking statement as a result of various factors. The factors that could cause actual results to differ materially from those expressed in a forward-looking statement include, among other factors, financial performance, real estate conditions, execution of hotel acquisition or disposition programs, changes in local or national economic conditions and their impact on the occupancy of our hotels, military action, terrorism, hurricanes, changes in interest rates, changes in local or national supply and construction of new hotels, changes in profitability and margins and the financial condition of our operators and lessees and other similar variables.
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
PART I

Item 1. Business

(a) General Development of Business

About Boykin Lodging Company
Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that as of March 2, 2006 owned interests in 21 hotels located throughout the United States. Boykin was formed and completed an initial public offering in 1996. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interests in our hotels. As of December 31, 2005, Boykin had an 85.5% ownership interest in, was the sole general partner of and conducted all of its business through the Partnership.
During 2005, we announced that we are working with UBS Investment Bank to assist us with the identification and evaluation of strategic alternatives for the Company. No decision has been made as to whether any transaction or other corporate action will result from this effort, and there can be no assurance that any transaction or other action will result from this effort. We do not currently intend to make any further announcements regarding the exploration of strategic alternatives unless and until the process is terminated or a definitive agreement relating to a transaction is executed.

(b) Financial Information About Industry Segments
All of Boykin’s operations are in the hotel industry.

(c) Narrative Description of Business

Boykin’s Hotel Portfolio
As of March 2, 2006, our hotel portfolio included 21 full-service hotels, all of which compete in the upscale to moderate price segment of the hospitality market. All of our properties are operated by taxable REIT subsidiaries of Boykin. Refer to Item 2(a) “Hotel Properties” for a current listing of our hotels. Also refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion surrounding the results of the hotels’ operations.

•	Four hotels in which we owned an interest were sold during 2005, generating gross proceeds of $147.25 million. These hotels included Hotel 71, French Lick Springs Resort & Spa, the Clarion Hotel and Conference Center and the Hampton Inn San Diego Airport/ Sea World.

•	We have previously completed two condominium hotel projects at our Pink Shell Beach Resort & Spa. Our next condominium hotel project, the final component to the redevelopment of the Pink Shell, is Captiva Villas. The project, which commenced construction in late 2005, is scheduled for completion in the first quarter of 2007 at an estimated cost of $26 million. Once completed, the building will contain 43 beach-front units. Similar to our other condominium hotel projects, the units in the new building will be sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract.

•	In January 2006, a joint venture in which we own a 50% interest purchased the Banana Bay Resort & Marina – Marathon, located in Marathon, Florida for $12.0 million. The resort, which comprises 65 guestrooms on ten acres, was acquired for potential redevelopment as a condo-hotel project.

•	Our two hotels in Melbourne, Florida, which have been closed since Hurricane Frances in September 2004, are not expected to resume normal operations until late in the second quarter of 2006, subject to the availability of labor and materials.

Competition and Other Economic Factors
Our hotels are located in developed areas that contain other hotel properties. The future occupancy, average daily rate and RevPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities, or our ability to sell existing properties. Competitive factors include brand affiliations, room rates offered including those via internet wholesalers and distributors, customer service, location and the condition and upkeep of each hotel in general and in relation to other hotels in their local market. We have recently completed a detailed review of the capital needs of each of the hotels in our portfolio, based on their current condition, their existing competition, and the potential new supply in each of their markets. We believe that, in order to maintain their current competitive position, we will need to invest over $30 million into the hotels, in addition to ordinary recurring capital expenditures.
As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economics could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues.

Seasonality
Our hotels’ operations historically have been seasonal. The hotels located in Florida experience their highest occupancy in the first quarter, while the remaining hotels maintain their highest occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly operating results and cash flow received from hotel operations.

Hotel Managers
As of March 2, 2006, the hotels in our portfolio were managed by the following entities:

Number
Manager	of Hotels

Boykin Management Company Limited Liability Company (“BMC”)	20
Concord Hospitality Enterprises (“Concord”)	1

21

BMC. Robert W. Boykin (our Chairman of the Board and Chief Executive Officer) and his brother, John E. Boykin, control BMC. BMC has continued the over 40-year hotel operation and management business of Boykin Management Company and its affiliates (the “Boykin Group”). The Boykin Group has capabilities in all phases of development and management of hotel and resort properties. BMC currently manages 28 hotel properties located throughout the United States, including the 20 hotels owned by us. BMC’s subsidiaries which provide services to us include an interior design business and a hotel and restaurant food, beverage, supply and equipment purchasing business.
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

Terms of the Management Agreements
BMC managed 19 of the 20 hotels that we had an ownership interest in as of December 31, 2005. The following is a summary of the material terms of the BMC management agreements (the “Management Agreements”) and is qualified in its entirety by reference to the Form of Management Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on January 14, 2002.
The Management Agreements have the material terms described below:

•	Duration/ Termination. As of December 31, 2005, the Management Agreements had remaining terms ranging from one to approximately eight years. We have the right to terminate 18 of the Management Agreements upon 90 days’ advance written notice without having to pay any damages or a termination fee or penalty. For the nineteenth hotel, if the management agreement is terminated by us prior to October 23,

2006, the termination fee will be two times the actual management fees paid in calendar year 2005. If the management agreement is terminated by us after October 23, 2006, the termination fee will be equal to the management fees paid for the previous full calendar year.

•	Management Fees. Most of the Management Agreements provide for base and incentive management fees. The Management Agreements have base fees which range from 1.5% to 3% of total revenues. All of the Management Agreements have incentive management fees payable to BMC based upon the applicable hotel reaching specified financial performance standards.

•	Operating and Other Expenses. All of the Management Agreements provide that we are responsible for all operating expenses associated with the hotels. In addition, we are responsible to either pay directly or reimburse the operator for all other expenses relating to the hotel including, without limitation, real estate taxes, insurance premiums and debt service.

•	Indemnification. All of the Management Agreements provide that we will hold the operator harmless from and against all liabilities, losses, claims, damages, costs and expenses that arise from or in connection with (a) the performance of the operator’s services under the agreement, (b) any act or omission (whether or not willful, tortious, or negligent) by us or any third party, or (c) any other occurrence related to the hotel, except for events that result from (i) the fraud, willful misconduct or gross negligence of the operator or (ii) the breach by the operator of any provision of the agreement.

•	Events of Default. Events of default include (a) failure to make any payment required by the agreement, (b) failure to observe or perform any term or provision after 30 days’ notice to cure, and (c) failure of either party to perform in accordance with an applicable franchise agreement.

Joint Ventures with Third Party Hotel Operators
As of December 31, 2005, we had one joint venture with a third party operator to align the hotel operator’s economic interests with our economic interests.

		Boykin Ownership	JV Ownership
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture

BoyCon, L.L.C.	Concord	50%	50%	Meadowlands-Lyndhurst Courtyard by Marriott

Compliance with Federal, State and Local Laws
Our hotels must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that they are ”public accommodations” or ”commercial facilities” as defined in the ADA. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants.
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

Employees
As of March 2, 2006, we had 18 employees. These employees perform, directly or through the Partnership, various acquisition, development, redevelopment and corporate management functions. All persons employed in the daily operations of the hotels are employees of the management companies that the taxable REIT subsidiaries have contracted with to operate the hotels.

Executive Officers of the Registrant
Our executive officers are elected and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified, and are as follows:

Name	Age	Position

Robert W. Boykin	56	Chairman of the Board and Chief Executive Officer
Richard C. Conti	55	President and Chief Operating Officer
Shereen P. Jones	44	Executive Vice President, Chief Financial and Investment Officer
Russ C. Valentine	60	Senior Vice President, Acquisitions
Andrew C. Alexander	42	Senior Vice President and General Counsel
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

(d) Financial Information About Geographic Areas
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

Item 1A. Risk Factors
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
Competition, economic conditions and similar factors affecting us and the hotel industry generally could affect our performance. Our hotels are subject to all operating risks common to the hotel industry. These risks include:

•	Competition for guests from other hotels based upon brand affiliations, room rates offered including those via internet wholesalers and distributors, customer service, location and the condition and upkeep of each hotel in general and in relation to other hotels in their local market;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter travel;

•	Weather-related issues;

•	Impact of financial difficulties of the airline industry and potential reduction in airline service on the demand for our hotel rooms and the collectibility of our outstanding receivables from the airlines;

•	Increases in operating costs attributable to inflation and other factors, such as energy and labor costs at the hotels; and

•	Overbuilding in the hotel industry, especially in individual markets.
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

     Risks Related to Our Operations
The profitability of our hotels depends on the performance of the hotel management companies. The profitability of our hotels depends largely upon the ability of the management companies to generate revenues at our hotels in excess of their operating expenses. The failure of the management companies to manage the hotels effectively would adversely affect our cash flow received from hotel operations. Before January 1, 2002, our cash flow consisted primarily of lease payments from lessees. Our lessees were legally bound to make minimum lease payments even when such payments exceeded the cash flow from the hotel. Since implementing our taxable REIT subsidiary (“TRS”) structure on January 1, 2002, the responsibility and risks associated with making the minimum lease payments has shifted to lessees owned by the Partnership. Therefore, we have effectively assumed the risks associated with operating shortfalls at our hotels.
Our performance is dependent upon the performance of BMC. BMC currently manages 20 of our hotels. We are therefore dependent to a large degree on the operating performance of BMC. Changes in management at these hotels or at other hotels in the future could result in temporary service disruptions at the affected hotels, which could in turn affect their operating and financial performance.
We are subject to conflicts of interest involving our Chairman and Chief Executive Officer. Our Chairman and Chief Executive Officer, Robert W. Boykin, and his brother, John E. Boykin, own BMC and therefore derive benefits from BMC’s management of 20 of our hotels. Accordingly, Mr. Boykin has and will continue to have conflicts of interest with us. He had conflicts of interest in connection with our January 2002 TRS transaction and in connection with the structuring of the management agreements for the hotels currently managed by BMC. He will have similar conflicts on renewal of those agreements and in connection with future management agreements and other transactions that we may enter into with BMC. Conflicts of interest may also arise in connection with BMC’s management of our hotels. Under certain circumstances, actions taken and decisions made by BMC to maximize its profits will not necessarily benefit us. Additionally, a subsidiary of BMC provides design services to us for a fee and also receives a portion of the fees we pay to an independent purchasing agent. Mr. Boykin may have conflicts of interest with respect to our procurement of design services and capital goods. Another subsidiary of BMC provides purchasing to us for a fee. Additionally, the sale of certain of our hotels may result in different and more adverse tax consequences to Mr. Boykin than would be experienced by Boykin and our public shareholders, and he could seek to influence us not to sell a hotel even though that sale might otherwise be financially advantageous to us and our public shareholders. Our articles of incorporation provide that our independent directors are to make all determinations to be made on our behalf with respect to the relationships or opportunities that represent a conflict of interest for any of our officers or directors.
The covenants in our credit agreements may restrict our range of operating activities, and we are subject to refinancing risks. We have a senior secured credit facility that enables us to borrow up to $100.0 million, based upon borrowing base availability, and a term loan with an original balance of $130.0 million which is secured by certain of our hotel properties. Our secured credit facility requires us, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, coverage of EBITDA to debt service and fixed charges, and a maximum leverage ratio and places limitations on our common share distributions. There is no assurance that we will be able to continue to meet the financial covenants of the secured credit facility. In addition, our secured term loan limits our ability to sell certain hotel properties. These credit arrangements may limit our ability to sell certain hotels whose disposition might be desirable for strategic or financial purposes.
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
We are subject to the risks associated with investments through our joint ventures. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer’s interest in the joint venture or the interest could be sold to a third party. Additionally, we have a joint venture in which we have a non-controlling interest and we may enter into similar joint ventures in the future. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations and we may be required to or find it necessary to fulfill those obligations.
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
The costs of complying with laws and regulations could adversely affect our cash flow. Our hotels must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that they are ”public accommodations” or ”commercial facilities” as defined in the ADA. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If changes in these laws involve substantial expenditures or must be made on an accelerated basis, our cash flow could be adversely affected.
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

We have and will continue to incur costs for systems, staffing and third party services in maintaining compliance with federal laws and regulations addressing corporate governance issues, including the Sarbanes-Oxley Act of 2002, and with the listing requirements of the New York Stock Exchange.
We bear the risk of the timely completion of the Captiva Villas project. In each sales contract for the sale of a Captiva Villas unit, Captiva Villas Development LLC, our consolidated subsidiary and the developer of Captiva Villas, guarantees that it will complete construction of the condominium unit within two years following the date of the sales contract unless such failure is due to circumstances beyond the control of the developer which constitute impossibility of performance under Florida law. The first sales contract for a Captiva Villas unit was entered into in July of 2004. Twenty-one of the outstanding contracts were entered into in 2004 and six were entered into in the first quarter of 2005. Currently, the developer anticipates that the project will be substantially complete in the first quarter of 2007. The developer has potential liability to purchasers whose units are not completed within the two year time period. A purchaser could make a claim for damages and rescission of their sales contract.
We may fail to qualify as a REIT and we may incur tax liability as a result. Commencing with our taxable year ended December 31, 1996, we have operated as a REIT under the Code. The federal income tax laws governing REITs are complex. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the rules applicable to us with respect to our qualification as a REIT or the federal income tax consequences of such qualification.
If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the cash available for distribution to shareholders, including the holders of preferred shares, could be reduced or eliminated for each of the years involved.
We may be subject to the adverse effect of REIT distribution requirements. We intend to continue to make distributions to our shareholders to comply with the requirement that we distribute to our shareholders each year at least 90% of our net taxable income (excluding any net capital gain). Our income consists primarily of our share of the income of the Partnership. Our cash available for distribution consists primarily of cash distributions from the Partnership. Differences in timing between taxable income and receipt of cash available for distribution and the seasonality of our hotels could require us, through the Partnership, to borrow funds on a short-term basis in order to meet the distribution requirement or to liquidate investments on disadvantageous terms. In certain cases, dividends paid during the immediately subsequent year may be applied to the prior year’s dividends paid deduction; however, an excise tax may be applicable based on the timing of such distributions.
Our ownership limit may discourage takeover attempts. In order to maintain our REIT status our articles of incorporation limit ownership of our common shares and preferred shares. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. Our articles prohibit ownership of more than 9% of the common shares and ownership of more than 9% of any class of preferred shares by any single shareholder, with certain exceptions. Accordingly, a holder of depositary shares may be prohibited from increasing his or her holdings of depositary shares to the extent such shares represent more than 9% of the preferred shares. Our Board of Directors may waive this restriction if evidence satisfactory to it and to our tax counsel is presented showing that ownership in excess of this limit will not jeopardize our status as a REIT. Generally, prohibiting any shareholder from owning more than 9% of the common shares or of any class of preferred shares may discourage a change in control of our company or limit the opportunity for shareholders to receive a premium for their shares that may otherwise exist. We also have a shareholder rights plan that may have the same effects.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

(a) Hotel Properties
As of March 2, 2006, we owned interests in the following 21 hotel properties:

	Number
Property	of Rooms	Location

Doubletree Portland, Lloyd Center	476	Portland, OR
Doubletree Sacramento	448	Sacramento, CA
Doubletree Omaha Downtown	414	Omaha, NE
Doubletree Hotel & Executive Meeting Center – Berkeley Marina	369	Berkeley, CA
Doubletree Boise Riverside	304	Boise, ID
Doubletree Colorado Springs	299	Colorado Springs, CO
Doubletree San Antonio	290	San Antonio, TX
Cleveland Airport Marriott	375	Cleveland, OH
Buffalo Marriott	356	Buffalo, NY
Columbus North Marriott	300	Columbus, OH
Meadowlands-Lyndhurst Courtyard by Marriott	227	Lyndhurst, NJ
High Point Radisson	251	High Point, NC
Radisson Suite Beach Resort – Marco Island	233	Marco Island, FL
Radisson Hotel & Suites Kansas City – City Center	388	Kansas City, MO
Holiday Inn Crabtree	176	Raleigh, NC
Embassy Suites Southfield	239	Southfield, MI
Melbourne Hilton Oceanfront	118	Melbourne, FL
Best Western Fort Myers Island Gateway Hotel	157	Fort Myers, FL
Melbourne Suites Beach Resort	208	Melbourne, FL
Pink Shell Beach Resort & Spa	178	Fort Myers, FL
Banana Bay Resort & Marina – Marathon	65	Marathon, FL

	5,871

(b) Office Space
Pursuant to a shared services and office space arrangement, we were reimbursed approximately $13,382 per month in 2005 from BMC and its subsidiaries for the right to use certain office space located in Cleveland, Ohio and receive certain related services.

Item 3. Legal Proceedings
The nature of our operations exposes us to the risk of claims and litigation in the normal course of business. Although the outcome of the described matter cannot be determined, management does not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operations or liquidity.
On or about September 4, 2004, Hurricane Frances struck the east coast of Florida and damaged the Melbourne Hilton Oceanfront and the Melbourne Quality Suites (now known as Melbourne Suites Beach Resort) hotels, owned by the Partnership. The Partnership immediately reported the losses to its primary insurers and Liberty Mutual Fire Insurance Company (“Liberty Mutual”), its excess property insurer. The Partnership submitted sworn proofs of loss to Liberty Mutual for a total claim amount in excess of $32.9 million. Of the total claim amount, $10.9 million has been paid by the Partnership’s primary carriers. Despite the Partnership’s best efforts to negotiate for over fourteen months from the date of the hurricane, Liberty Mutual and the Partnership have been unable to reach a settlement of the claim and Liberty Mutual has failed to advance any sums pursuant to the claim.
On November 16, 2005, the Partnership filed a complaint against Liberty Mutual in the Court of Common Pleas, Cuyahoga County, Ohio, entitled Boykin Hotel Properties, L.P. vs. Liberty Mutual Fire Insurance Company,

12Case No. CV 05 577457. The case was removed to the United States District Court, Northern District of Ohio, Eastern Division, Case No. 1:05cv2949. The action is for breach of contract, declaratory judgment and breach of duty of good faith and fair dealing in insurance claims handling and seeks compensatory damages in the amount of approximately $26.0 million and punitive damages.
On January 18, 2006, Liberty Mutual filed a Defendant’s Answer and Counterclaim. The Partnership filed a Reply to Counterclaim on February 7, 2006. The initial case management conference is scheduled for March 22, 2006.
The Company is not presently subject to any other material litigation nor, to the Company’s knowledge, is any other litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information
Our common shares are traded on the New York Stock Exchange under the symbol “BOY.” The following table sets forth for the indicated periods the high and low sales prices for the common shares and the cash distributions declared per share:

	Price Range
			Cash Distributions
	High	Low	Declared Per Share

Year Ended December 31, 2004:
First Quarter	$9.86	$9.03	—
Second Quarter	$9.52	$7.00	—
Third Quarter	$8.74	$7.38	—
Fourth Quarter	$9.19	$8.17	—
Year Ended December 31, 2005:
First Quarter	$9.76	$8.83	—
Second Quarter	$14.10	$9.36	—
Third Quarter	$15.48	$11.69	—
Fourth Quarter	$13.13	$10.41	—

(b) Shareholder Information
As of March 2, 2006, there were 707 record holders of our common shares, including shares held in “street name” by nominees who are record holders, and approximately 6,300 beneficial owners.
In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9% of the outstanding common shares.

(c) Dividend and Distribution Information
The declaration and payment of future dividends related to our common shares is at the discretion of our Board of Directors and depends on, among other things, our receipt of cash distributions from the Partnership, our results of operations, level of indebtedness and restrictions imposed by our lenders, any contractual restrictions, the annual dividend requirements under the REIT provisions of the Internal Revenue Code, economic conditions and other factors considered relevant by our Board. The level of our cash dividends is determined by the Board of Directors in light of our cash needs, including our requirements for investing and financing activities and other anticipated cash needs. In 2006, we expect that common share dividends sufficient to satisfy the distribution requirements relating to 2005 REIT taxable income will be made.

(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following sets forth the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	824,139	*	$11.30	492,149
Equity compensation plans not approved by security holders	None		None	None

Total	824,139		$11.30	492,149

*	All 824,139 options are exercisable as of December 31, 2005.

(e) Sales of Unregistered Securities
None.

(f) Use of Proceeds from Sales of Registered Securities
Not applicable.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data
The following tables set forth selected historical operating and financial data for Boykin.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K. The financial data related to 2005, 2004, 2003 and 2002 is not directly comparable to 2001 as a result of our implementation of TRS structures in 2002. Subsequent to the transactions, our financial results include the operating results of the hotels under the TRS structure whereas in prior years, only lease revenue was recorded for the properties.

BOYKIN LODGING COMPANY
SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	Year Ended December 31,
	2005	2004	2003	2002	2001

OPERATING DATA:
Hotel, lease and other operating revenue	$204,485	$196,360	$176,685	$185,360	$50,567
Revenues from condominium development and unit sales	—	7,541	36,883	8,715	—

Total revenues	204,485	203,901	213,568	194,075	50,567

Property taxes, insurance, hotel operations, general and other	175,717	168,270	153,102	148,691	13,828
Cost of condominium development and unit sales	—	5,509	24,645	6,474	—
Real estate related depreciation and amortization	22,291	22,217	24,067	21,398	20,404
Impairment of real estate	5,500	—	—	—	10,500
Costs associated with termination of leases	—	—	—	—	14,575

Operating income (loss)	977	7,905	11,754	17,512	(8,740)
Other income	2	8	28	52	3
Interest income	1,106	377	597	123	303
Interest expense	(11,586)	(13,629)	(14,923)	(18,068)	(19,639)
Amortization of deferred financing costs	(1,540)	(1,367)	(1,906)	(2,105)	(1,129)
Federal income taxes	(75)	—	—	—	—
Minority interest in (earnings) loss of joint ventures and operating partnership	(582)	1,845	2,025	1,175	2,521
Equity in income (loss) of unconsolidated joint ventures including gain on sale	11,343	(814)	(870)	(2,040)	589

Loss before gain (loss) on sale/disposal of assets, discontinued operations and cumulative effect of change in accounting principle	(355)	(5,675)	(3,295)	(3,351)	(26,092)
Gain (loss) on sale/disposal of assets	11,387	3,175	954	(16)	240

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	11,032	(2,500)	(2,341)	(3,367)	(25,852)
Discontinued operations, net of minority interest	18,690	2,340	(1,085)	2,996	(3,345)

Income (loss) before cumulative effect of change in accounting principle	29,722	(160)	(3,426)	(371)	(29,197)
Cumulative effect of change in accounting principle, net of minority interest	—	—	—	—	(373)

Net income (loss)	29,722	(160)	(3,426)	(371)	(29,570)

Preferred dividends	(4,751)	(4,751)	(4,751)	(1,109)	—

Net income (loss) attributable to common shareholders	$24,971	$(4,911)	$(8,177)	$(1,480)	$(29,570)

	Year Ended December 31,
	2005	2004	2003	2002	2001

EARNINGS PER SHARE:
Net income (loss) attributable to common shareholders before discontinued operations and cumulative effect of change in accounting principle:
Basic	$0.36	$(0.42)	$(0.41)	$(0.26)	$(1.51)
Diluted	$0.35	$(0.42)	$(0.41)	$(0.26)	$(1.51)
Discontinued operations:
Basic	$1.06	$0.13	$(0.06)	$0.17	$(0.19)
Diluted	$1.04	$0.13	$(0.06)	$0.17	$(0.19)
Net income (loss) attributable to common shareholders before cumulative effect of change in accounting principle:
Basic	$1.42	$(0.28)	$(0.47)	$(0.09)	$(1.70)
Diluted	$1.40	$(0.28)	$(0.47)	$(0.09)	$(1.70)
Net income (loss) attributable to common shareholders:
Basic	$1.42	$(0.28)	$(0.47)	$(0.09)	$(1.72)
Diluted	$1.40	$(0.28)	$(0.47)	$(0.09)	$(1.72)
Weighted average number of common shares outstanding:
Basic	17,567	17,426	17,336	17,248	17,176
Diluted	17,887	17,553	17,470	17,383	17,281
HISTORICAL BALANCE SHEET DATA:
Investment in hotel properties, net	$375,117	$383,360	$381,320	$346,445	$369,328
Assets related to discontinued operations, net	—	29,423	112,964	149,766	152,956
Total assets	447,805	477,380	591,292	575,531	559,218
Total debt	138,529	199,985	282,019	241,082	285,226
Liabilities of discontinued operations	—	2,369	22,682	43,697	38,037
Minority interest	14,723	10,038	11,495	14,202	15,821
Shareholders’ equity	254,550	227,448	231,541	240,291	202,646
OTHER DATA:
Net cash provided by operating activities	$25,378	$40,297	$4,024	$43,257	$36,432
Net cash provided by (used in) investing activities	$46,879	$65,870	$(25,634)	$(16,054)	$(17,187)
Net cash provided by (used in) financing activities	$(69,488)	$(106,659)	$10,170	$(5,360)	$(19,810)
Cash dividends declared — common shares	—	—	$3,174	$6,297	$19,030
Weighted average number of common shares and units outstanding:
Basic	20,285	20,144	20,055	19,966	18,467
Diluted	20,605	20,271	20,188	20,101	18,572

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Boykin is a REIT that was formed and completed an initial public offering in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. The Partnership is the operating partnership that transacts business and holds the direct and indirect ownership interests in Boykin’s hotels. As of March 2, 2006, Boykin had an 85.5% ownership interest in, is the sole general partner of and does all its business through the Partnership.
Since our initial public offering, we have raised capital through a combination of common and preferred share issuances, various debt financings, capital from strategic joint venture partners and cash flow generated from operations.
At the end of 2005, we owned interests in 20 hotels containing a total of 5,820 guestrooms located in 13 states. As a result of the acquisition of the Banana Bay Resort & Marina – Marathon and the withdrawal of certain individual units from the rental pool at the Pink Shell Beach Resort & Spa, as of March 2, 2006, we owned interests in 21 hotels containing 5,871 guestrooms located in 13 states.

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

In 2005, we recorded an impairment charge of $5.5 million related to a property for which we reduced our intended holding period. In 2004 and 2003, we recorded impairment charges of $4.3 million and $2.8 million related to the Ramada Inn Bellevue Center and Holiday Inn Minneapolis West, respectively, as a result of changes in management’s intended holding periods of the properties. Pursuant to the terms of the joint venture which owned the Holiday Inn Minneapolis West, over 40% of the charge was allocable to the joint venture’s minority interest partner. As of December 31, 2005, we did not believe that there were any factors or circumstances indicating impairment of any other of our investments in hotel properties.

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

If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks set forth under Items 1A and 7 of this Form 10-K.

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

Hotel Condominium revenues –

Percentage of completion – In 2003, we began recognizing revenue related to the White Sand Villas project under the percentage of completion method. Condominium project revenues and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2003 and 2004, revenue was recognized under percentage of completion accounting as the White Sand Villas project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. The sales of all of the 91 available units closed in 2004, and the proceeds had been collected; therefore, all project revenues were recognized by December 31, 2004. White Sand Villas unit owners contract with the resort to allow their unused room nights to be rented out by the resort as hotel rooms. At December 31, 2005, the Captiva Villas project was in the preliminary stages.

Sales of condominium units – During 2001, we completed a renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated units were sold as Sanibel View Villas Condominiums; the revenue related to the sales was recorded upon closing of the sales. As of December 31, 2003, we had closed on the sale of all 59 of the available units within the tower and all of the unit owners had contracted with us to allow their unused room nights to be rented out as hotel rooms.

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

We record insurance recoveries in an amount equal to the losses recorded by the property being covered as the losses are recognized until such time as those recoveries are deemed not probable or reasonably estimable. Amounts in excess of those losses are recognized to the extent that cash has been received or a settlement has been reached and the amount is not considered to be an advance on future losses. Business interruption recoveries are reflected as other hotel revenues within the consolidated financial statements. Property insurance recoveries are reflected as gain on sale/disposal of assets within the consolidated financial statements. Fees due to service providers in connection with property insurance recoveries are reflected as reductions in the gain recognized. Fees due related to business interruption insurance recoveries are reflected as corporate general and administrative expenses within the consolidated financial statements.

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

Taxes.” As of December 31, 2005, Boykin had a deferred tax asset of approximately $14.3 million, prior to any valuation allowance, related to the assumption of the retained deficit of Westboy as well as the operating losses of the TRSs and their subsidiaries. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization of the deferred tax asset thus no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations.

Our significant accounting policies are more fully described in Note 2 to Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K.

Financial Condition

December 31, 2005 Compared to December 31, 2004
Included in accounts receivable as of December 31, 2004 is $4.7 million of property damage and business interruption insurance recoveries related to the two Melbourne properties closed since Hurricane Frances struck the area in September 2004. The amounts were collected in full during 2005.
Included in restricted cash as of December 31, 2005 are $22.7 million of funds from the sale of the Hampton Inn San Diego Airport/ Sea World which were held by a third party intermediary for potential use in a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code.
As a result of the sale of Hotel 71 in March 2005, we received approximately $23.5 million from the unconsolidated joint venture that owned the hotel. A portion of the funds was used to repay the then outstanding amount on our secured credit facility. In connection with the repayment of the debt associated with the property, $1.75 million of previously restricted cash was released.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the French Lick Springs Resort & Spa, the Clarion Hotel & Conference Center and the joint venture which owned and leased out the Hampton Inn San Diego Airport/ Sea World as of December 31, 2004 have been classified as discontinued operations in the accompanying financial statements. As such, the only material changes in our financial condition as a result of the disposal of the hotels in 2005 has been the removal of these segregated assets and liabilities and the receipt of the cash.
In June 2005, we repaid the outstanding balance on the term note that was scheduled to mature in July 2005. The outstanding balance of the term note as of December 31, 2004 was approximately $91.1 million. The note was repaid using $40.0 million of funds drawn from the credit facility (approximately $6.4 million outstanding as of December 31, 2004), funds previously restricted for payment of capital expenditures, insurance, interest and real estate taxes pursuant to the terms of the note, and cash on hand.

Results of Operations
The operating results of the properties sold in 2005, 2004 and 2003 are reflected in the financial statements as discontinued operations for all periods presented.

Results of Operations Year Ended December 31, 2005 Compared to 2004
Total revenues from continuing operations increased to $204.5 million in 2005 from $203.9 million in 2004.

•	Hotel revenues increased $8.3 million from $196.0 million in 2004 to $204.3 million in 2005 as a result of the following:

•	An approximate 6.8% increase in revenue per available room (“RevPAR”) from 2004 for the 17 consolidated hotels which were open and operated under the TRS structure for both full years of 2005 and 2004. The increase in RevPAR was the result of an increase in occupancy levels of 1.9 points combined with a 3.7% increase in the average daily rate;

•	An $8.0 million decrease in revenue contribution from the two Melbourne, Florida properties as a result of their closure after Hurricane Frances struck in early September, 2004; and

•	The inclusion of approximately $6.7 million in 2005 versus $2.3 million in 2004 of business interruption insurance recoveries within other hotel revenues related to (a) a remediation project at a property which left rooms out of service during 2003, 2004 and 2005 and (b) the closure of the two Melbourne properties.

•	Revenues from condominium development and unit sales totaled $7.5 million in 2004 as a result of the completion of the White Sand Villas development project during 2004. There was no activity during 2005 which resulted in the recognition of revenue related to condominium development and unit sales.
Hotel operating expenses

•	In 2005, we incurred total hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, of $147.4 million. The gross operating profit of these hotels for the periods owned and operated under a TRS totaled 27.9% in 2005 versus 26.0% for 2004. A significant component of the increased margin is the increase in the recognition of business interruption insurance recoveries during 2004 within hotel revenues. Excluding the business interruption amounts from 2005 and 2004 and the operating results of the two Melbourne properties from 2004, hotel operating profit margins for the portfolio showed an increase to 26.1% from 25.1% in 2004. Another contributor to the margin increase is the stabilization of the Pink Shell Beach Resort & Spa upon completion of the White Sand Villas condominium tower, as well as the contribution from the additional rooms generated by the development project.
Property Taxes, Insurance and Other

•	Total expenses related to property taxes, insurance and other of $16.7 million recorded for 2005 increased $2.2 million over 2004. The increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sales of the White Sand Villas tower in 2004. All unit owners in each building contractually put their units back to the resort for use as hotel rooms. Also contributing to this increase are increases in insurance costs due to rising insurance rates.
Corporate general and administrative

•	Total expenses recorded for 2005 were $11.7 million compared with 2004 expenses of $8.8 million as a result of the following:

•	Approximately $1.6 million of increases in compensation expense which were the result of compensation plans and agreements which were contingent or valued based upon our common share price. Approximately $0.2 million of this increase was due to the Directors Deferred Compensation Plan as the common share price at December 31, 2005 was higher than the common share price at December 31, 2004, and approximately $1.4 million was due to the vesting and payment of share and option awards under an existing employment agreement as our common share price reached certain pre-established thresholds;

•	Our 2005 REIT taxable income was in excess of the dividends paid during 2005 including the preferred dividend paid during January 2006. We expect to designate additional 2006 dividends as distributions made to meet our 2005 requirement and have recorded an excise tax of $0.4 million during 2005 related to this anticipated timing; and

•	Increases in certain non-recurring professional fees and other general corporate expenses.
Cost of condominium development and unit sales

•	Total expenses recorded for 2004 were $5.5 million. As the White Sand Villas project was completed during 2004, there were no similar costs recorded during 2005.
Impairment of real estate

•	During 2005, we reduced the intended holding period for one of our properties resulting in a $5.5 million impairment charge.
Interest Income

•	Interest income increased approximately $0.7 million from $0.4 million in 2004 to $1.1 million in 2005 as a result of higher amounts of cash and restricted cash on hand throughout the period.
Interest expense

•	Interest expense decreased approximately $2.0 million in 2005 from 2004 primarily as a result of an approximate 31% decline in our weighted average outstanding debt during 2005. The decline was due to the application of proceeds from property sales to reduce borrowings, the scheduled repayment of the original $108.0 million term loan as well as the scheduled amortization of the $130.0 million term loan. Partially offsetting the savings from lower debt levels are increases in the overall weighted average interest rate on variable debt instruments.

Equity in income (loss) of unconsolidated joint ventures

•	Equity in income increased to $11.3 million for 2005 versus equity in the losses of unconsolidated joint ventures of $0.8 million in 2004 primarily as a result of the recognition of our share of the gain on the sale of Hotel 71.
Gain (loss) on sale/disposal of assets

•	Gain on sale/disposal of assets increased to $11.4 million in 2005 from $3.2 million in 2004 primarily as a result of additional property insurance recoveries received in excess of the net book value of the disposed assets related to water infiltration remediation.
Discontinued operations

•	Please refer to Note 4 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a summary of discontinued operations. Discontinued operations reflect the operations of the properties disposed of during 2005 prior to their sale/disposal. Included in 2005 discontinued operations is the net gain on sale/disposal of the three properties of $19.3 million.
Based upon the above, 2005 had a net income attributable to common shareholders of $25.0 million compared to the $4.9 million loss for 2004.

Results of Operations Year Ended December 31, 2004 Compared to 2003
Total revenues from continuing operations decreased to $203.9 million in 2004 from $213.6 million in 2003.

•	Hotel revenues increased $19.6 million from $176.4 million in 2003 to $196.0 million in 2004 as a result of the following:

•	An approximate 4.3% increase in RevPAR from 2003 for the 16 consolidated hotels which were owned, open and operated under the TRS structure for both full years of 2004 and 2003 and owned as of December 31, 2005. The increase in RevPAR was the result of an increase in occupancy levels of 2.8 points combined with a 0.2% decrease in the average daily rate;

•	An increase of $10.8 million related to the inclusion of the hotel revenue of the Marco Island property for a full year in 2004 versus a partial year in 2003, as it was acquired in August 2003;

•	A $3.3 million decrease in revenue contribution from the two Melbourne, Florida properties as a result of their closure after Hurricane Frances struck in early September; and

•	The inclusion of approximately $2.3 million of business interruption insurance recoveries within other hotel revenues related to (a) a remediation project at a property which left rooms out of service during 2003 and 2004 and (b) the closure of the two Melbourne properties.

•	Revenues from condominium development and unit sales decreased to $7.5 million in 2004 versus $36.9 million in 2003 as a result of the completion of the White Sand Villas development project in 2004 and the completion of sales of Sanibel View Villas units during 2003.
Hotel operating expenses

•	In 2004, we incurred total hotel operating expenses, which include hotel departmental expenses, indirect expenses and management fees, of $145.0 million. The gross operating profit of these hotels for the periods owned and operated under a TRS totaled 26.0% in 2004 versus 25.6% for 2003. The hotels experienced decreases in general and administrative expenses as a percentage of revenues, offset by increases in franchise fees.
Property Taxes, Insurance and Other

•	Total expenses related to property taxes, insurance and other of $14.4 million recorded for 2004 increased $0.6 million over 2003. The increase is primarily due to increased contractual payments to owners of the condominiums at the Pink Shell for use of their units as hotel rooms as a result of the sellout of Sanibel

View Villas in 2003 and the completion and sales of the White Sand Villas tower in 2004. All unit owners in each building contractually put their units back to the resort for use as hotel rooms. In addition, a full year of tax and insurance expense related to the Marco Island property are recorded in 2004, as opposed to a partial year in 2003.

Corporate general and administrative

•	Total expenses recorded for 2004 were $8.8 million compared with 2003 expenses of $8.1 million primarily as a result of additional staffing and third party services in maintaining compliance with new federal laws and regulations addressing corporate governance issues, including the Sarbanes-Oxley Act of 2002, and with the new listing requirements of the New York Stock Exchange.
Cost of condominium development and unit sales

•	Total expenses recorded for 2004 were $5.5 million compared with $24.6 million in 2003

•	Amounts expensed under the percentage of completion method of accounting for the White Sand Villas totaled $5.5 million during 2004 versus $21.6 million in 2003.

•	2003 costs include $3.0 million related to the sale of 19 Sanibel View Villas units.
Real estate related depreciation and amortization

•	Depreciation and amortization decreased approximately $1.9 million in 2004 from 2003 as a result of:

•	The inclusion of $3.4 million of accelerated depreciation related to pending demolition and removal of two existing buildings at the Pink Shell to make way for the new Captiva Villas in 2003,

•	An additional $0.5 million of depreciation in 2004 related to a full year of ownership of the Marco Island property, and

•	Increases in depreciation related to recent capital expenditures.
Interest expense

•	Interest expense decreased approximately $1.3 million in 2004 from 2003 as a result of:

•	A decrease in the weighted average interest rate due to the expiration of a previously existing swap in 2003 which fixed $83.0 million of our debt at 7.32% during the first six months of 2003; and

•	An approximate 4% decline in our weighted average outstanding debt during 2004. The decline was due to the application of proceeds from property sales to reduce borrowings on the credit facility as well as the scheduled amortization of the $130.0 million term loan.
Amortization of deferred financing costs

•	Amortization of deferred financing costs decreased approximately $0.5 million to $1.4 million in 2004 primarily as a result of the replacement of the previously existing credit facility and a $45.0 million term loan with a new credit facility in October 2003. The new facility had approximately $2.0 million less of deferred costs to be amortized.
Gain (loss) on sale/disposal of assets

•	Gain on sale/disposal of assets increased to $3.2 million in 2004 from $1.0 million in 2003 primarily as a result of additional property insurance recoveries received.
Discontinued operations

•	Please refer to Note 4 of Boykin Lodging Company’s Notes to Consolidated Financial Statements included within this Annual Report on Form 10-K for a summary of discontinued operations. Discontinued operations reflect the operations of the properties disposed of during 2005 and 2004 prior to their sale/disposal. Included in 2004 discontinued operations is a $4.3 million impairment charge related to the Ramada Inn Bellevue Center and $2.1 million of minority interest expense related to the joint venture partner as a result of the sale of Marriott’s Hunt Valley Inn. Also included in 2004 discontinued operations is the net gain on sale/disposal of the five properties of $8.4 million.
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
As of December 31, 2005, we had $16.3 million of unrestricted cash and cash equivalents and $31.7 million of restricted cash for the payment of property acquisitions, capital expenditures, real estate taxes, interest and insurance.
We have a $100.0 million credit facility ($40.0 million outstanding as of December 31, 2005) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was approximately $97.9 million at December 31, 2005.
For information relating to the terms of our credit facility and our term note, please see Notes 5 and 6, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Annual Report on Form 10-K.
Our $130.0 million term note payable is secured by property-specific mortgages and has only financial reporting covenants. There were outstanding borrowings at year end totaling $98.5 million against our term note payable. The credit facility contains covenants regarding overall leverage and debt service coverage. As of December 31, 2005, we are in compliance with such covenants.
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
In 2006, we expect to continue with planned refurbishments and replacements at selected existing hotels. We expect to use cash available from operations and restricted capital expenditure reserves, as well as borrowings under our line of credit, to fund such renovations. Current estimates are that the remaining costs of the repairs from the damage caused by the hurricanes at our two Melbourne, Florida properties to be spent during 2006 approximate $25 million.
Construction of the Captiva Villas development project at the Pink Shell has commenced. We expect to fund initial construction costs using a combination of cash available from operations and borrowings on our credit facility, as well as deposits received pursuant to sales contracts.
We previously announced that we were exploring the option of converting the Melbourne Suites Beach Resort to a condominium hotel. At this time, when the Melbourne Suites Beach Resort reopens, it will resume operations as a hotel as we have currently suspended the potential development of the hotel as a condo-hotel project.
We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and any minimum distribution required to maintain our REIT status. We anticipate that these needs will be met with cash on hand, cash flows provided by operating activities, using availability under the credit facility and proceeds from dispositions of non-core assets. We also consider capital improvements, construction and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.
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
Based upon its review of the Company’s liquidity and capital requirements, the Board of Directors did not declare a dividend with respect to our common shares for 2005. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders. The credit facility does not limit distributions to preferred shareholders or distributions required for us to maintain our REIT status or to offset the need to pay federal income taxes. The timing and amount of any declaration of a common share dividend will depend upon various factors, including the continued improving performance of our hotels, our projected cash available for distribution, our projected taxable income, and other factors that our Board of Directors considers relevant. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares. In 2006, we expect to make common share dividend distributions sufficient to satisfy the distribution requirements relating to 2005 REIT taxable income.

Off Balance Sheet Arrangements
We believe that neither Boykin nor its unconsolidated entities have entered into any off balance sheet arrangements which would have a current or future impact on our financial condition, changes in financial condition, results of operations, liquidity or capital resources in ways which would be considered material to our investors.

Cash Flows
Cash flows from discontinued operations are combined with the cash flows from continuing operations in the Consolidated Statements of Cash Flows within Boykin’s consolidated financial statements. For 2005, cash flows related to discontinued operations approximated $31.0 million including sales proceeds. Additionally, cash flows related to the sale of the Hotel 71 property contributed approximately $23.5 million to cash flows provided by investing activities. The 2005 sale of properties is not expected to have a material impact on the future liquidity and capital resources of Boykin.

Tabular Disclosure of Contractual Obligations
The following is a summary of Boykin’s obligations and commitments as of December 31, 2005, excluding unconsolidated joint ventures (in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$98,529	$4,166	$9,236	$10,639	$74,488
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$29,025	$1,283	$1,542	$1,150	$25,050
Purchase Obligations	$5,790	$5,070	$465	$198	$57
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$5,977	$117	$292	$383	$5,185

Total	$139,321	$10,636	$11,535	$12,370	$104,780

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

Seasonality
Our hotels’ operations historically have been seasonal. The hotels located in Florida experience their highest occupancy in the first quarter, while the remaining hotels maintain their highest occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly operating results and cash flow received from hotel operations.

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

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin adopted the provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach permitted by the literature. This approach required that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. Boykin has historically issued options under its long-term incentive plans (“LTIPs”). At the time of adoption, there were no unvested options. Vested options continue to be accounted for under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Year Ended December 31,
	2005	2004
	Pro Forma	Pro Forma

Net income (loss) attributable to common shareholders	$24,971	$(4,911)
Stock-based employee compensation expense	—	(126)

Proforma net income (loss) attributable to common shareholders	$24,971	$(5,037)

Proforma net income (loss) attributable to common shareholders per share:
Basic	$1.42	$(0.29)
Diluted	$1.40	$(0.29)
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.

In June 2005, the Emerging Issues Task Force released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-5 is not expected to have a material impact on our results of operations or financial position.
In September of 2005, the FASB re-circulated an exposure draft of a final standard on earnings per share (“EPS”) entitled “Earnings per Share – an Amendment to FAS 128.” The final standard is now expected to be issued with an expected effective date for us as of June 30, 2006. The standard will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company does not expect adoption of the standard to have a material impact on earnings per share.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures, funds from operations attributable to common shareholders (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP. The following discussion defines these terms and describes why we believe they are useful measures of our performance as well as provides a reconciliation from GAAP measures to these non-GAAP measures for each of the three years ended December 31, 2005.
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

The following is a reconciliation between net income (loss) and FFO (in thousands):

	2005	2004	2003

Net income (loss)	$29,722	$(160)	$(3,426)
Minority interest	5,565	803	(3,319)
Real estate related depreciation and amortization	22,291	22,217	24,067
Real estate related depreciation and amortization included in discontinued operations	745	4,402	7,650
Gain on sale/disposal of assets	(34,103)	(13,083)	(1,724)
(Gain) loss on sale/disposal of individual assets included in discontinued operations	(366)	3	(550)
Equity in (income) loss of unconsolidated joint ventures including gain on sale	(11,343)	814	870
FFO adjustment related to joint ventures	55	1,016	2,324
Preferred dividends declared	(4,751)	(4,751)	(4,751)

Funds from operations after preferred dividends	7,815	11,261	21,141

Less: Funds from operations related to minority interest	1,047	1,519	2,866

Funds from operations attributable to common shareholders	$6,768	$9,742	$18,275

FFO was negatively impacted by $5.5 million, $4.3 million and $2.8 million of impairment charges for the years ended December 31, 2005, 2004 and 2003, respectively, before minority interest. Net of minority interest, these amounts totaled $4.7 million, $3.7 million and $1.3 million, respectively.

EBITDA
We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT.
The following is a reconciliation between operating income and EBITDA (in thousands):

	2005	2004	2003

Operating income	$977	$7,905	$11,754
Other income	2	8	28
Interest income	1,106	377	597
Real estate related depreciation and amortization	22,291	22,217	24,067
EBITDA attributable to discontinued operations	1,336	(228)	5,458
Company’s share of EBITDA of unconsolidated joint ventures	1,226	2,713	2,667
EBITDA applicable to joint venture minority interest	(192)	(185)	1,058

EBITDA	$26,746	$32,807	$45,629

EBITDA was negatively impacted by $5.5 million, $4.3 million and $2.8 million of impairment charges for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our secured credit facility that bear interest at variable rates that fluctuate with market interest rates.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 71% of our outstanding debt at December 31, 2005 was fixed-rate in nature, compared with 51% at the end of 2004, primarily as a result of the paydown of outstanding debt with proceeds from the 2005 property sales. The weighted average interest rate of our variable rate debt and total debt as of December 31, 2005 was 2.4% and 7.3%, respectively. The weighted average interest rate of our variable rate debt and total debt as of December 31, 2004 was 4.7% and 5.8%, respectively.
Our share of debt under our unconsolidated joint venture with Concord Hospitality Enterprises of $9.1 million at December 31, 2005 is fixed at a rate of 5.99% per annum.
We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we would be entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we would make payments in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. As of December 31, 2005, we do not have any material market-sensitive financial instruments.
We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio as the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million based upon the balances outstanding on our variable rate instruments at December 31, 2005.
Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair value of our fixed rate debt by approximately $2.1 million as compared with the fair value at December 31, 2005, which approximated the carrying value.

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
The report of D&T on the Company’s financial statements for the fiscal year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.
In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2003, and during the interim period through April 16, 2004, there were no disagreements with D&T on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the matter in their report. During the fiscal year ended December 31, 2003, and the subsequent interim period through April 16, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. D&T has furnished the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of that letter, dated April 19, 2004, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2004.

During the fiscal year ended December 31, 2003 and the subsequent interim period through April 16, 2004, neither the Company nor anyone on behalf of the Company consulted with Grant regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or on any matter considered important by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(v)(iv) of Regulation S-K, or any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management assessed the effectiveness of our internal control as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Grant Thornton LLP, an independent registered public accounting firm, has audited and issued their report on management’s assessment of its internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Boykin’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders, and the information under the headings “Executive Officers of the Registrant” and “Corporate Governance” in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the information under the heading “Executive Compensation” contained in Boykin’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in Boykin’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders. The information required by Item 201(d) of Regulation S-K is set forth in section (d) of Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 is incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” contained in Boykin’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the information under the heading “Principal Accounting Fees and Services” contained in Boykin’s Proxy Statement in connection with its 2006 Annual Meeting of Shareholders.

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

Exhibits

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(e)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(f)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(h)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan*
10.4	(b)	Directors’ Deferred Compensation Plan*
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin*
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10.12	(d)	Limited Liability Company Agreement of Boykin/AEW LLC dated as of February 1, 1999
10.13	(d)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.14	(d)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10.15	(d)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10.16	(f)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10.17	(f)	Form of Hotel Management Agreement*
10.18	(f)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.19	(i)	Description of Employment Arrangement between the Company and Shereen P. Jones*
10.20	(j)	Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.21	(j)	Modification Letter - Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.22	(j)	Modification of Employment Agreement between the Company and Robert W. Boykin*
10.23	(k)	Boykin Lodging Company 2005 Long-Term Incentive Plan*
10.24	(l)	Second Amendment to Employment Agreement between the Company and Robert W. Boykin*
10.25	(l)	Amended and Restated COO Severance Plan*
10.26	(l)	Amended and Restated CFO/CIO Severance Plan*
10.27	(l)	Amended and Restated Key Employee Severance Plan (Sr. Vice Presidents and Vice Presidents)*
12		Statement re Computation of Ratios
16.1	(g)	Letter of Deloitte & Touche LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.
(e)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
(f)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.
(g)	Incorporated by reference from Boykin’s Form 8-K filed on April 20, 2004.
(h)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.
(i)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2002.
(j)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2004.
(k)	Incorporated by reference from Boykin’s Form 8-K filed on May 26, 2005.
(l)	Incorporated by reference from Boykin’s Form 8-K filed on June 7, 2005.
*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Boykin Lodging Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9a of the Form 10K, that Boykin Lodging Company (an Ohio Corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boykin Lodging Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Boykin Lodging Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Boykin Lodging Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boykin Lodging Company as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005 and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Cleveland, Ohio
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Boykin Lodging Company
We have audited the accompanying consolidated balance sheets of Boykin Lodging Company (an Ohio corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boykin Lodging Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boykin Lodging Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2006 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Cleveland, Ohio
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Boykin Lodging Company
Cleveland, Ohio
We have audited the consolidated statements of operations, shareholders’ equity and cash flows of Boykin Lodging Company (an Ohio corporation) and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, shareholders’ equity and cash flows of Boykin Lodging Company and subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 25, 2004 (March 14, 2006 as to the effects of discontinued operations in fiscal 2004 and 2005 as described in Note 4)

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(DOLLAR AMOUNTS IN THOUSANDS)

	2005	2004

ASSETS
Investment in hotel properties	$512,703	$503,802
Accumulated depreciation	(137,586)	(120,442)

Investment in hotel properties, net	375,117	383,360
Cash and cash equivalents	16,290	13,521
Restricted cash	31,699	13,022
Accounts receivable, net of allowance for doubtful accounts of $356 and $85 as of December 31, 2005 and 2004, respectively	7,307	11,690
Inventories	1,297	1,278
Deferred financing costs and other, net	1,946	1,990
Investment in unconsolidated joint ventures	1,410	14,048
Other assets	12,739	9,048
Assets related to discontinued operations, net	—	29,423

	$447,805	$477,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$40,000	$6,446
Term notes payable	98,529	193,539
Accounts payable and accrued expenses	37,670	35,282
Accounts payable to related party	1,145	1,070
Dividends/distributions payable	1,188	1,188
Minority interest in joint ventures	777	(24)
Minority interest in operating partnership	13,946	10,062
Liabilities related to discontinued operations	—	2,369
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of December 31, 2005 and 2004 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,594,081 and 17,450,314 shares outstanding at December 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	361,309	358,688
Distributions in excess of income	(104,261)	(129,232)
Unearned compensation – restricted shares	(2,498)	(2,008)

Total shareholders’ equity	254,550	227,448

	$447,805	$477,380

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	2005	2004	2003

Revenues:
Hotel revenues:
Rooms	$128,856	$127,506	$115,812
Food and beverage	59,968	57,790	53,342
Other	15,463	10,684	7,220

Total hotel revenues	204,287	195,980	176,374
Other operating revenue	198	380	311
Revenues from condominium development and unit sales	—	7,541	36,883

Total revenues	204,485	203,901	213,568

Expenses:
Hotel operating expenses:
Rooms	32,296	32,061	28,981
Food and beverage	40,577	39,309	36,917
Other direct	5,729	5,563	4,406
Indirect	63,136	62,661	56,115
Management fees to related party	5,635	5,455	3,976
Management fees – other	—	—	746

Total hotel operating expenses	147,373	145,049	131,141
Property taxes, insurance and other	16,680	14,442	13,864
Cost of condominium development and unit sales	—	5,509	24,645
Real estate related depreciation and amortization	22,291	22,217	24,067
Corporate general and administrative	11,664	8,779	8,097
Impairment of real estate	5,500	—	—

Total operating expenses	203,508	195,996	201,814

Operating income	977	7,905	11,754

Interest income	1,106	377	597
Other income	2	8	28
Interest expense	(11,586)	(13,629)	(14,923)
Amortization of deferred financing costs	(1,540)	(1,367)	(1,906)
Federal income taxes	(75)	—	—
Minority interest in loss of joint ventures	38	—	—
Minority interest in (income) loss of operating partnership	(620)	1,845	2,025
Equity in income (loss) of unconsolidated joint ventures including gain on sale	11,343	(814)	(870)

Loss before gain on sale/disposal of assets and discontinued operations	(355)	(5,675)	(3,295)
Gain on sale/disposal of assets	11,387	3,175	954

Income (loss) before discontinued operations	11,032	(2,500)	(2,341)
Discontinued operations, net of operating partnership minority interest income (expense) of $(3,264), $(412) and $192, for the years ended December 31, 2005, 2004 and 2003, respectively	18,690	2,340	(1,085)

Net income (loss)	$29,722	$(160)	$(3,426)

Preferred dividends	(4,751)	(4,751)	(4,751)

Net income (loss) attributable to common shareholders	$24,971	$(4,911)	$(8,177)

Net income (loss) per share attributable to common shareholders before discontinued operations
Basic	$0.36	$(0.42)	$(0.41)
Diluted	$0.35	$(0.42)	$(0.41)
Discontinued operations per share
Basic	$1.06	$0.13	$(0.06)
Diluted	$1.04	$0.13	$(0.06)
Net income (loss) per share attributable to common shareholders(a)
Basic	$1.42	$(0.28)	$(0.47)
Diluted	$1.40	$(0.28)	$(0.47)
Weighted average number of common shares outstanding
Basic	17,567	17,426	17,336
Diluted	17,887	17,553	17,470

(a)	Per share amounts may not add due to rounding
See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(DOLLAR AMOUNTS IN THOUSANDS)

			Additional	Distributions	Other
	Preferred	Common	Paid-In	In Excess of	Comprehensive	Unearned
	Shares	Shares	Capital	Income	Gain/(Loss)	Compensation	Total

Balance at January 1, 2003	181,000	17,276,407	$356,228	$(112,970)	$(1,773)	$(1,194)	$240,291
Issuance of common shares, net of offering expenses of $4	—	77,528	1,143	—	—	(990)	153
Common share purchases for treasury	—	(9,555)	(81)	—	—	—	(81)
Dividends declared
– $0.18 per common share	—	—	—	(3,174)	—	—	(3,174)
– $26.25 per Class A preferred share	—	—	—	(4,751)	—	—	(4,751)
Amortization of unearned compensation	—	—	—	—	—	756	756
Net loss	—	—	—	(3,426)	—	—	(3,426)
Other comprehensive income
– net unrealized gain on interest rate swap	—	—	—	—	1,773	—	1,773

Total comprehensive loss	—	—	—	—	—	—	(1,653)

Balance at December 31, 2003	181,000	17,344,380	357,290	(124,321)	—	(1,428)	231,541
Vesting of restricted common share grants	—	128,745	—	—	—	—	—
Issuance of restricted common share grants	—	—	1,589	—	—	(1,589)	—
Common share purchases for treasury	—	(22,811)	(191)	—	—	—	(191)
Dividends declared
– $26.25 per Class A preferred share	—	—	—	(4,751)	—	—	(4,751)
Amortization of unearned compensation	—	—	—	—	—	1,009	1,009
Net loss	—	—	—	(160)	—	—	(160)

Balance at December 31, 2004	181,000	17,450,314	358,688	(129,232)	—	(2,008)	227,448
Vesting of restricted common share grants	—	144,357	—	—	—	—	—
Issuance of restricted common share grants	—	—	2,028	—	—	(2,028)	—
Common share purchases for treasury	—	(15,590)	(142)	—	—	—	(142)
Exercise of stock options	—	15,000	118	—	—	—	118
Vesting of variable stock options	—	—	617	—	—	—	617
Dividends declared
– $26.25 per Class A preferred share	—	—	—	(4,751)	—	—	(4,751)
Amortization of unearned compensation	—	—	—	—	—	1,538	1,538
Net income	—	—	—	29,722	—	—	29,722

Balance at December 31, 2005	181,000	17,594,081	$361,309	$(104,261)	$—	$(2,498)	$254,550

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$29,722	$(160)	$(3,426)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities –
Gain on sale/disposal of assets	(34,469)	(13,080)	(2,274)
Impairment of real estate	5,500	4,300	2,800
Depreciation and amortization	24,585	28,073	33,822
Charges related to equity based compensation	2,155	1,009	756
Equity in (income) loss of unconsolidated joint ventures	(11,343)	814	870
Minority interests	5,565	803	(3,319)
Changes in assets and liabilities – Accounts receivable and inventories	5,351	28,808	(31,083)
Accounts payable and accrued expenses	1,045	(9,118)	1,902
Amounts due to/from lessees	10	80	(217)
Other	(2,743)	(1,232)	4,193

Net cash flow provided by operating activities	25,378	40,297	4,024

Cash flows from investing activities:
Investment in unconsolidated joint ventures	—	(438)	(481)
Distributions received from unconsolidated joint ventures	23,972	1,698	572
Changes in restricted cash	(18,677)	2,343	(1,851)
Improvements and additions to hotel properties, net	(21,120)	(30,834)	(54,210)
Net proceeds from sale of assets	62,704	93,101	30,336

Net cash flow provided by (used in) investing activities	46,879	65,870	(25,634)

Cash flows from financing activities:
Payments of dividends and distributions	(4,751)	(4,751)	(11,485)
Net borrowings (repayments) against credit facilities	33,554	(65,500)	71,946
Term note borrowings	—	14,133	13,222
Repayment of term notes	(95,010)	(47,537)	(61,106)
Payment of deferred financing costs	(1,426)	(327)	(2,339)
Net proceeds from issuance of common shares	118	—	153
Cash payment for common share purchases	(142)	(191)	(81)
Distributions to joint venture minority interest partners, net	(1,831)	(2,486)	(140)

Net cash flow provided by (used in) financing activities	(69,488)	(106,659)	10,170

Net change in cash and cash equivalents	$2,769	$(492)	$(11,440)
Cash and cash equivalents, beginning of year	13,521	14,013	25,453

Cash and cash equivalents, end of year	$16,290	$13,521	$14,013

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

1. Background:
Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of December 31, 2005, Boykin owned interests in 20 hotels containing a total of 5,820 guestrooms located in 13 states, 18 of which were affiliated with nationally-recognized franchisors. Boykin’s largest franchise affiliation is with Doubletree®. As of December 31, 2005, Boykin owned seven Doubletree hotels in six states, which accounted for approximately 45% of the total rooms in Boykin’s portfolio. Other brands that Boykin is affiliated with include Hilton®, Marriott® and Radisson®.
The operations of the hotels have historically been seasonal. The five hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters.

Formation
Boykin was formed and completed an initial public offering (the “IPO”) in 1996 to continue and expand the nearly 40-year history of hotel ownership, acquisition, redevelopment and repositioning activities of its predecessors, Boykin Management Company and its affiliates. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of December 31, 2005, Boykin had an 85.5% ownership interest in and was the sole general partner of the Partnership.
Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, debt financings, joint ventures and cash flow generated from operations.
As of December 31, 2005, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 19 of the 20 hotels in which Boykin had ownership interests. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%).

Consolidated Joint Ventures
During the three year period ended December 31, 2005, Boykin was a party to the following joint ventures for the purposes of owning hotels. The joint ventures which owned the Holiday Inn Minneapolis West, Marriott’s Hunt Valley Inn and the Hampton Inn San Diego Airport/ Sea World, have sold their respective hotels as noted below. These partnerships were or will be dissolved following the satisfaction of all outstanding obligations of the partnerships.

		Boykin	JV
		Ownership	Ownership		Hotel	Date of Hotel
Name of Joint Venture	JV Partner	Percentage	Percentage	Hotel Owned Under Joint Venture	Manager	Sale

BoyStar Ventures, L.P.	Interstate Hotels and Resorts	91%	9%	Holiday Inn Minneapolis West	BMC	August 2004
Shawan Road Hotel L.P.	Davidson Hotel Company	91%	9%	Marriott’s Hunt Valley Inn	Davidson	July 2004
Boykin San Diego LLC	Outrigger Lodging Services	91%	9%	Hampton Inn San Diego Airport/Sea World	Outrigger	November 2005
In 2005, Boykin became a 50% partner in Marathon Partners LLC. As of December 31, 2005, the joint venture had made non-refundable deposits totaling $1,250 towards the purchase of a redevelopment project in the Florida Keys. The joint venture agreement provides that Boykin will act as the Company Manager and perform all day to day and development functions related to the operation of and the potential development of the property as a hotel/condominium. Each partner is required to make capital contributions into the joint venture in equal proportions; provided, however, that once each partner has invested $1,250 of capital into the joint venture, Boykin’s joint venture partner may elect not to make additional contributions. In the event Boykin makes mandatory capital contributions to the joint venture in excess of $1,250 and the joint venture partner elects not to make contributions on an equal basis, then Boykin will be entitled to a preferred return on the unequal contributions. Because of the controlling nature of Boykin’s ownership interest in this joint venture, Boykin consolidates this joint venture into its financial statements.

Unconsolidated Joint Ventures
In 1999, Boykin formed a joint venture with AEW Partners III, L.P. (“AEW”), an investment partnership managed by AEW Capital Management, L.P., a Boston-based real estate investment firm. Boykin has a 25% ownership interest in the joint venture. In the same year, the Boykin/ AEW venture formed and acquired a 75% ownership interest in Boykin Chicago, L.L.C., which purchased a hotel in downtown Chicago, now named Hotel 71. In 2000, Boykin purchased the remaining 25% ownership interest in Boykin Chicago, L.L.C. from a private investor thereby increasing Boykin’s total ownership percentage in the hotel to 43.75%. In March 2005, Boykin Chicago, L.L.C. sold Hotel 71 to an unrelated third party for a price of $95,050. A portion of the net proceeds from the sale was used to repay the outstanding balance on the mortgage for which the property served as collateral; the remainder was or will be, following the satisfaction of all outstanding obligations of the joint venture, distributed to the members of Boykin Chicago, L.L.C. The Boykin/ AEW venture and Boykin Chicago, L.L.C. will be dissolved following satisfaction of all outstanding obligations of the entities.
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
The following table sets forth the total assets, liabilities, revenues and net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005:

	Boykin/AEW		Boykin/Concord
	December 31,		December 31,

	2005	2004	2005	2004

Total assets	$2,828	$65,975	$20,499	$21,069

Accrued expenses	1,934	2,593	578	485
Outstanding debt	—	36,116	18,078	18,398

Total liabilities	1,934	38,709	18,656	18,883
Minority interest	224	6,781	—	—
Equity	670	20,485	1,843	2,186
Boykin’s share of equity and minority interest	488	11,999	922	1,093
Boykin’s additional basis in Boykin Chicago, L.L.C.	—	956	—	—

Investment in unconsolidated joint venture	$488	$12,955	$922	$1,093

	Boykin/AEW			Boykin/Concord
	December 31,			December 31,

	2005	2004	2003	2005	2004	2003

Revenues	$2,009	$16,093	$14,942	$8,305	$7,437	$6,709
Hotel operating expenses	(2,275)	(10,698)	(9,836)	(4,724)	(4,297)	(3,856)
Management fees to related party	(60)	(483)	(446)	—	—	—
Real estate related depreciation	(772)	(3,102)	(3,099)	(1,124)	(1,114)	(1,139)
Property taxes, insurance and other	(434)	(1,710)	(1,245)	(521)	(554)	(537)

Operating income (loss)	(1,532)	100	316	1,936	1,472	1,177
Interest and other income	57	35	14	6	5	13
Amortization	(133)	(289)	(282)	(44)	(151)	(88)
Interest expense	(512)	(1,760)	(1,716)	(1,107)	(926)	(792)
Gain on sale/disposal of assets	29,518	—	—	—	—	—
Other	(126)	(1)	(5)	(134)	(156)	(578)

Net income (loss) before minority interest	27,272	(1,915)	(1,673)	657	244	(268)
Boykin’s share of net income (loss)	11,961	(936)	(736)	329	122	(134)
Reduction of additional basis in Boykin Chicago, L.L.C.	(947)	—	—	—	—	—

	$11,014	$(936)	$(736)	$329	$122	$(134)

Taxable REIT Subsidiary Transactions
The Work Incentives Improvement Act of 1999 (“REIT Modernization Act”) amended the tax laws to permit REITs, like Boykin, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) as long as the TRS engages an independent hotel management company to operate those hotels under a management contract. Boykin implemented this structure for certain properties previously leased to hotel management companies effective January 1, 2002.
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
The Hampton Inn San Diego Airport/ Sea World, which was sold during 2005, was never operated under a TRS structure.
Boykin Chicago, L.L.C. had a TRS entity, 71 E. Wacker Leasing, Inc., which leased the property until the sale of the hotel in 2005. As the Boykin/ Concord joint venture has a TRS entity, BoyCon Leasing, Inc., which leased its property, as of December 31, 2005, all hotels Boykin had an ownership interest in were operated under the TRS structure.
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

Hilton Modification Agreement
Westboy, a subsidiary of Bellboy subsequent to the TRS transaction, historically leased from Boykin ten Doubletree branded hotels which were managed by a subsidiary of Hilton Hotels Corporation (“Hilton”) under a long-term management agreement. On April 30, 2003, Boykin entered into an agreement (the “Modification

Agreement”) with Hilton to terminate the long-term management agreement. Six of the hotels continued to be Doubletree hotels under license agreements which became effective in May 2003, and Boykin then engaged BMC to manage the properties. One of these properties, the Doubletree Portland Downtown, was subsequently divested in 2004. Each of the remaining four properties was subsequently sold.
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

2. Summary of Significant Accounting Policies:

Basis of Presentation
The separate financial statements of Boykin, the Partnership, Bellboy, Hunt Valley and the consolidated joint ventures discussed above are consolidated because Boykin exercises control over these entities. All significant intercompany transactions and balances have been eliminated. Boykin believes that the results of operations contained within the consolidated financial statements reflect all costs of Boykin doing business.

Investment in Hotel Properties
Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over estimated useful lives ranging from ten to 35 years for buildings and improvements and three to 20 years for furniture, fixture and equipment.
Investment in hotel properties as of December 31, 2005 and 2004 consisted of the following:

	2005	2004

Land	$47,423	$50,873
Buildings and improvements	389,622	387,453
Furniture and equipment	60,797	60,800
Construction in progress	14,861	4,676

	512,703	503,802
Less – Accumulated depreciation	(137,586)	(120,442)

	$375,117	$383,360

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
In 2005, Boykin identified changes in circumstances, namely the intended holding period of the property, which indicated that the carrying value of one of its properties was impaired and accordingly recorded an impairment charge of $5,500. In 2004 and 2003, Boykin identified changes in circumstances, namely the intended holding period of the properties, which indicated that the carrying values of the Ramada Inn Bellevue Center and the Holiday Inn Minneapolis West, respectively, were impaired and accordingly recorded impairment charges of $4,300 and $2,800. The properties which incurred impairment charges during 2004 and 2003 were sold in 2004. Boykin does not believe that there are any factors or circumstances indicating impairment of any other investments in hotel properties at this time.
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
There were no consolidated properties held for sale at December 31, 2005 and 2004, as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.

Cash and Cash Equivalents
Cash and cash equivalents are defined as cash on hand and in banks plus short-term investments with an original maturity of three months or less.

Restricted Cash
Restricted cash consists of cash held in escrow reserves under the terms of the credit facility and term notes payable discussed in Notes 5 and 6 as well as funds held by a third party intermediary for potential use in a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The escrow reserves relate to the payment of capital expenditures, real estate taxes, interest and insurance.
In the Consolidated Statement of Cash Flows for the year ended December 31, 2005, changes in restricted cash balances are presented as an investing activity. Such changes were previously presented as an operating activity. The accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 have been restated to present changes in restricted cash balances consistent with the 2005 presentation. This restatement resulted in a $2,343 increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported in 2004 and a $1,851 decrease to investing cash flows and a corresponding increase in operating cash flows from the amounts previously reported in 2003.

Accounts Receivable
Accounts receivable, consisting primarily of hotel guest receivables and insurance recoveries, are stated at fair value. Bad debt expense for the hotels owned as of December 31, 2005 was $487, $57 and $71 for 2005, 2004 and 2003, respectively.

Inventories
Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Deferred Financing Costs and Other, net
Included in deferred financing costs and other at December 31, 2005 and 2004 were the following:

	2005	2004

Financing costs	$4,476	$5,269
Franchise fees	427	327

	4,903	5,596
Accumulated amortization	(2,957)	(3,606)

	$1,946	$1,990

Deferred financing costs are being amortized using the straight-line method over the terms of the related financing agreements, including extension options where it is the intent of Boykin to exercise such options. In

2005, additional financing costs amounted to $1,433 and write offs due to repayments or maturities of underlying agreements amounted to $2,226. Accumulated amortization at December 31, 2005 and 2004 was $2,812 and $3,491, respectively.
Deferred franchise fees are being amortized on a straight-line basis over the terms of the related franchise agreements. In 2005, additional franchise fees amounted to $100. Net franchise fees for 2004 have been restated to reflect amounts related to properties sold during 2005 of $25. Accumulated amortization at December 31, 2005 and 2004 was $145 and $115, respectively.

Officers Life Insurance
Pursuant to our Chairman and Chief Executive Officer’s employment agreement, Boykin was obligated to provide certain split-dollar life insurance benefits to him. During 2004, Boykin amended its agreement with Mr. Boykin to provide that Mr. Boykin would surrender one policy (along with the cash surrender value of such policy) to Boykin and the split dollar feature would be removed from the other policy. In consideration of Mr. Boykin’s agreement to surrender one policy and remove the split dollar features from the other, the Compensation Committee of the Board of Directors agreed to make a one-time payment of $416 to Mr. Boykin and increase his annual base compensation by $40 to compensate for the current value and lost future benefit that the Company would otherwise be required to provide. Amounts recorded for the policies totaled $793 and $924 as of December 31, 2005 and 2004, respectively, and are reflected in the consolidated balance sheets as other assets. As of December 31, 2004, there were loans against the cash surrender value of the policies related to the 2004 and 2003 premiums totaling $244 which were reflected in the consolidated balance sheet as accounts payable and accrued expenses.

Deferred Compensation Plans
During 2005, Boykin had nonqualified deferred compensation programs which permitted certain employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis. To assist in the funding of these programs, Boykin has purchased shares of mutual funds as directed by the participants and placed them in rabbi trusts. The market value of the mutual fund shares included in other assets totaled $3,204 and $2,634 at December 31, 2005 and 2004, respectively. A liability of the equal amount is recorded within accounts payable and accrued expenses within the consolidated financial statements as of each period. Boykin no longer permits deferrals into these plans for compensation earned during 2005 and beyond.

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

          Percentage of Completion – The revenue and expenses of condominium projects under construction are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. Beginning in 2003, Boykin recognized revenue under percentage of completion accounting as the White Sand Villas project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project and for total cost of the project. At December 31, 2005, the Captiva Villas project was in the preliminary stages.

Condominium Units
The related gross rental income generated by the units put back to the resort by contract for use as hotel rooms and the units owned by Boykin is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of the contract, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner.

White Sand Villas
During 2002, Boykin began construction of a 92-unit tower at the Pink Shell Beach Resort. The sales of all of the 91 available units in the tower closed in 2004, the proceeds had been collected and the contractors had completed their obligations; therefore, all project revenues and related costs had been recognized as of December 31, 2004.
Boykin reported $7,541 and $32,173 in revenues and $5,509 and $21,629 in costs under the percentage of completion method of accounting for the years ended December 31, 2004 and 2003.
All of the White Sand Villas unit owners have contracted with the resort to allow their unused room nights to be rented out as hotel rooms. For the years ended December 31, 2005 and 2004, $2,207 and $1,188 was remitted to third party unit owners and is included within property taxes, insurance and other in the consolidated financial statements.

Sanibel View Villas
During 2001, Boykin completed a $2,700 renovation of a 60-unit tower at the Pink Shell Beach Resort. These renovated studio units were sold as Sanibel View Villas Condominiums. The revenue related to the sale of the units was recorded upon satisfaction of the following two criteria: (a) the profit is determinable and (b) the earnings process is virtually complete. These criteria are generally met at the closing of the sale. Through December 31, 2002, 40 of the units were sold; the remaining 19 available units were sold during 2003.
All of the Sanibel View unit owners have contracted with the resort to allow their unused room nights to be rented out as hotel rooms. For the years ended December 31, 2005, 2004 and 2003, $824, $882 and $923 was remitted to third party unit owners and is included within property taxes, insurance and other in the consolidated financial statements.

Captiva Villas
During 2003, Boykin made the decision to move forward with the plans for the final phase of redevelopment of the Pink Shell Beach Resort & Spa, which includes the demolition of two existing low-rise buildings and the construction of a new 43-unit building. Similar to the other projects at the resort, the units in the new building will be sold as condominiums with the prospect that the owners will put their unused room nights back to the resort by contract for use as hotel rooms. In conjunction with the pending demolition of the existing buildings, in accordance with the provisions of SFAS No. 144 as it relates to asset abandonment, depreciation on the existing buildings was accelerated, resulting in an additional $3,456 of depreciation in 2003. The buildings which were previously located on the site were demolished during February 2005 and construction of the new tower commenced late in 2005. Through December 31, 2005 and 2004, costs incurred in the preparation for and the commencement of construction totaling $1,899 and $1,015, respectively, as well as the original $900 basis in the land on which the new building is being constructed are reflected in the consolidated balance sheets as other assets.

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
Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. Boykin has recorded business interruption insurance recoveries in the amount of $4,007 and $1,514 for the years ended December 31, 2005 and 2004, respectively. Property insurance recoveries of $3,700 and $5,656 were recorded for the years ended December 31, 2005 and 2004, respectively. Included in accounts receivable as of December 31, 2004 was $4,669 of property damage and business interruption insurance recoveries related to these properties. There were no outstanding receivables as of December 31, 2005 related to insurance recoveries for these properties.
In October 2005, three of Boykin’s hotels located in southwest Florida suffered damage due to Hurricane Wilma. Included in accounts receivable at December 31, 2005 are estimated recoveries of $332 which were recorded to offset costs incurred and losses on disposal of damaged assets.
In 2003 and in 2005, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance recoveries recorded during the years ended December 31, 2005, 2004, and 2003, totaled $8,082, $3,383 and $913, respectively. Approximately $2,683 and $750 of recoveries were recognized during the years ended December 31, 2005 and 2004, respectively, representing a settlement of the business interruption insurance claim related to the period in which the water infiltration remediation activities occurred. As of December 31, 2005, an additional $21 of recoveries had been deferred until completion of the remediation, which occurred during the first quarter of 2006.
During 2005, $1,006 of property insurance recoveries were received and recorded related to water infiltration remediation activities at another of Boykin’s properties. These proceeds are recorded as gain on sale/disposal of assets within the consolidated financial statements.
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
During 2005, Boykin had REIT taxable income in excess of the dividends paid during 2005. Boykin therefore designated the preferred dividend paid during January 2006 as a 2005 dividend. Boykin anticipates it will pay approximately $9,500 of additional dividends during 2006 that will be designated as 2005 dividends; Boykin recorded an excise tax expense of $415 for 2005 relating to this anticipated timing, which is included in corporate general and administrative expenses within the consolidated financial statements. Additionally, Boykin anticipates it will incur an Alternative Minimum Tax which has been reflected as federal income tax within the consolidated financial statements.
Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2005 and 2004, Boykin has deferred tax assets of approximately $14,309 and $10,155, respectively, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against these assets due to the uncertainty of realization and therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of December 31, 2005, the net operating loss carry-forwards have remaining lives of approximately 17 to 20 years.
Certain of Boykin’s entities are required to pay various state and local franchise and income taxes which are based on amounts other than net income such as gross receipts or net worth. These amounts are reflected within corporate general and administrative expenses within the consolidated financial statements and have been deemed immaterial for disclosure for the applicable periods.
Boykin’s earnings and profits, as defined by federal income tax law, will determine the taxability of distributions to shareholders. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation, differences in timing of certain revenue recognition, and differences in the timing of when certain expenses are deductible for tax purposes. For federal income tax purposes, dividends to shareholders applicable to 2005, 2004 and 2003 operating results represented the following allocations of ordinary taxable income, qualified, return of capital, 15% capital gain and Section 1250 Gain:

Common Shares

Year	Return of Capital	Total

2005	—	—
2004	—	—
2003	100.0%	100.0%

Preferred Shares

Year	Ordinary Income	Qualified	Return of Capital	15% Capital Gain	Section 1250 Gain	Total

2005	53.0%	—	—	23.9%	23.1%	100.0%
2004	89.9%	8.1%	2.0%	—	—	100.0%
2003	92.9%	—	7.1%	—	—	100.0%

Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the years ended December 31, 2005, 2004 and 2003, the weighted average basic and diluted common shares outstanding were as follows:

	Year Ended December 31,
	2005	2004	2003

Basic	17,566,725	17,426,458	17,336,258
Effect of dilutive securities:
Common stock options	144,340	28,213	18,332
Restricted share grants	176,233	98,530	115,062

Diluted	17,887,298	17,553,201	17,469,652
There are no adjustments to the reported amounts of income in computing diluted per share amounts.

Partnership Units/ Minority Interests
A total of 2,718,256 limited partnership units (Note 8) were issued and outstanding at December 31, 2005 and 2004. The weighted average number of limited partnership units outstanding for each of the periods ended December 31, 2005, 2004 and 2003 was also 2,718,256.

Fair Value of Financial Instruments
Fair values are determined by using available market information and appropriate valuation methodologies. Boykin’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable, borrowings against the credit facility, the term notes payable and interest rate protection instruments.
Cash, cash equivalents, restricted cash and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. As borrowings against the credit facility (Note 5) bear interest at variable market rates, its carrying value approximates market value at December 31, 2005.
At December 31, 2005, the fair value of the $130,000 term note payable (Note 6) approximated the carrying value as the interest rate associated with the note approximated market rates currently offered for debt with similar risk factors, terms and maturities.
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
Subject to the terms of the previously existing $108,000 term loan, Boykin was required to maintain interest rate protection on the outstanding balance to cap the interest rate at no more than 10.25%. Changes in the fair value of the interest rate cap were recorded through the statement of operations. The cap expired during 2005. Also subject to the terms of the loan, in 2001, Boykin entered into an interest rate swap, which fixed the overall interest rate at 7.32% on $83,000 of Boykin’s $108,000 term note. Changes in the contract’s fair value, if applicable, were recorded through the statement of comprehensive income (loss). The swap expired in July 2003, and Boykin did not renew the swap or purchase a replacement instrument.

Comprehensive Income
Comprehensive income is defined as changes in shareholders’ equity from non-owner sources, which for Boykin consisted of the difference between the cost basis and fair market value of its interest rate swap. For the year ended December 31, 2003, the difference between net income (loss) and comprehensive income (loss) was due to the change in the market value of the swap.

New Accounting Pronouncements
In December 2004, the FASB issued revised SFAS No. 123 (Statement 123(R)), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all entities to recognize the fair value of share-based payment awards (stock compensation) classified in equity, unless they are unable to reasonably estimate the fair value of the award. Boykin adopted the provisions of SFAS No. 123R on July 1, 2005, using the modified prospective approach permitted by the literature. This approach requires that any unvested portion of options at the time of adoption be expensed in the earnings statement over the remaining service period of those options. Boykin has historically issued options under its long-term incentive plans (“LTIPs”), which are described more fully in Note 11. At the time of adoption, there were no unvested options. Vested options continue to be accounted for under the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. If Boykin had elected to recognize compensation costs for the LTIP based on the fair value at the grant dates for option awards consistent with the method prescribed by SFAS No. 123, reported amounts of net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below.

	Year Ended December 31,
	2005	2004	2003
	Pro Forma	Pro Forma	Pro Forma

Net income (loss) attributable to common shareholders	$24,971	$(4,911)	$(8,177)
Stock-based employee compensation expense	—	(126)	(126)

Proforma net income (loss) attributable to common shareholders	$24,971	$(5,037)	$(8,303)

Proforma net income (loss) attributable to common shareholders per share:
Basic	$1.42	$(0.29)	$(0.48)
Diluted	$1.40	$(0.29)	$(0.48)
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on Boykin’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Boykin believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.
In June 2005, the Emerging Issues Task Force released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-5 is not expected to have a material impact on Boykin’s results of operations or financial position.
In September of 2005, the Financial Accounting Standards Board (“FASB”) re-circulated an exposure draft of a final standard on earnings per share (“EPS”) entitled “Earnings per Share — an Amendment to FAS 128.” The final standard is now expected to be issued with an expected effective date for Boykin as of June 30, 2006. The standard will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. Boykin does not expect adoption of the standard to have a material impact on earnings per share.

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

3. Hotel Transactions:
The following table summarizes Boykin’s hotel acquisition and dispositions in 2005, 2004 and 2003:

					Percentage
		Acquisition/	Number of	Purchase/	owned by
Hotel	Location	Disposition Date	Rooms	Sale Price	Partnership	Manager

Acquisition:
Radisson Suite Beach Resort	Marco Island, FL	August 2003	233	$27,250	100%	BMC
Dispositions:
Hampton Inn San Diego Airport/ Sea World	San Diego, CA	November 2005	199	$23,000	91%	Outrigger Lodging Services
Clarion Hotel & Conference Center	Yakima, WA	June 2005	208	$4,200	100%	Chambers Group
French Lick Springs Resort & Spa	French Lick, IN	April 2005	485	$25,000	100%	BMC
Hotel 71	Chicago, IL	March 2005	454	$95,050	43.75%	BMC
Ramada Inn Bellevue Center	Bellevue, WA	November 2004	208	$9,800	100%	BMC
Radisson Hotel Mount Laurel	Mount Laurel, NJ	September 2004	283	$14,250	100%	BMC
Holiday Inn Minneapolis West	Minneapolis, MN	August 2004	196	$9,325	91%	BMC
Marriott’s Hunt Valley Inn	Hunt Valley, MD	July 2004	392	$31,000	91%	Davidson
Doubletree Portland Downtown	Portland, OR	March 2004	235	$22,000	100%	BMC
Doubletree Spokane Valley	Spokane, WA	August 2003	237	$5,400	100%	Hilton
Springfield	Springfield, OR	July 2003	234	$6,500	100%	Hilton
Holiday Inn Lake Norman	Charlotte, NC	June 2003	119	$2,550	100%	BMC
Hampton Inn Lake Norman	Charlotte, NC	February 2003	117	$3,700	100%	BMC
Knoxville Hilton	Knoxville, TN	February 2003	317	$11,500	100%	BMC
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
During 2005, Boykin sold its French Lick Springs Resort and Spa located in French Lick, Indiana, the Clarion Hotel & Conference Center located in Yakima, Washington, and the Hampton Inn San Diego Airport/ Sea World in San Diego, California for an aggregate price of $52,200. The proceeds from the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center were used for general corporate purposes. The sale of the Hampton Inn San Diego Airport/ Sea World was structured to qualify as a potential like-kind exchange pursuant to Section 1031 of the Internal Revenue Code, therefore, proceeds were held by a third party intermediary.
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
The assets and liabilities of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center sold in 2005 and of the joint venture which owned and leased out the Hampton Inn San Diego Airport/ Sea World sold in 2005 as of December 31, 2004 and the results of operations of the properties through the 2005 sale date and for years ended December 31, 2004, and 2003, have been reclassified as discontinued operations in the accompanying financial statements. The operating results of the five properties sold during each 2004 and 2003 have also been reclassified as discontinued operations in the accompanying financial statements. Interest expense and deferred loan costs have been attributed to the properties, as applicable, based upon the term loan amounts that were repaid with the proceeds of the sales.
The results of operations and the financial position related to the applicable properties and joint venture were as follows:

	Year Ended December 31,
	2005	2004	2003

Lease revenue	$2,547	$2,045	$1,958
Hotel revenues	2,933	34,607	60,774
Hotel operating expenses	(3,817)	(29,941)	(49,544)
Management fees to related party	(56)	(607)	(782)
Management fees – other	(19)	(252)	(808)
Property taxes, insurance and other	(250)	(1,751)	(3,340)
Other expenses	(19)	(93)	(76)
Interest income	17	24	23
Other income	—	40	53
Interest expense	—	(200)	(1,307)
Real estate related depreciation and amortization	(745)	(4,402)	(7,650)
Impairment of real estate	—	(4,300)	(2,800)
Amortization of deferred financing costs	—	(87)	(200)
Minority interest in (earnings) loss of joint ventures	(1,719)	(2,236)	1,102
Gain (loss) on sale of individual assets	366	(3)	550
Gain (loss) on sale of property	22,716	9,908	770

Income (loss) from discontinued operations	$21,954	$2,752	$(1,277)

December 31,
2004

Accounts receivable, net	$480
Receivables from lessee	10
Inventories	431
Other assets	1,043
Deferred financing costs and other, net	24
Investment in hotel properties, net	27,435

Total assets	$29,423

Accounts payable and accrued expenses	$1,425
Accounts payable to related party	(7)
Minority interest	951

Total liabilities	$2,369

5. Credit Facility:
As of December 31, 2005, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations. The credit facility was expanded during 2005 from $60,000 and four properties were added as security for the facility. Boykin had borrowings of $40,000 and $6,446 under this facility at December 31, 2005 and 2004, respectively. The facility will be reduced to $60,000 effective July 1, 2006 and matures during October 2006 and bears interest at a floating rate of LIBOR plus 3.75% (8.19% at December 31, 2005). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by nine properties with a net carrying value of $89,463 at December 31, 2005 and five properties with a net carrying value of $53,655 at December 31, 2004.
The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, a coverage ratio of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. Boykin was in compliance with its covenants at December 31, 2005 and 2004.

6. Term Notes Payable:
Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a $130,000 term loan agreement that expires in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of December 31, 2005 and 2004 was $98,529 and $102,414, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan was secured by six Doubletree hotels with a net carrying value of $182,867 and $189,333 at December 31, 2005 and 2004, respectively. The loan requires principal repayments based on a 25-year amortization schedule. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at December 31, 2005 and 2004.
Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, had a $108,000 term loan agreement. In connection with the sale of the Knoxville Hilton, the Hampton Inn Lake Norman and the Holiday Inn Lake Norman in 2003, the loan balance was reduced to $91,125. The loan had an initial maturity date of July 2003. Boykin exercised its options to extend the maturity date to July 2005. The loan was repaid in June 2005. As of December 31, 2004, the loan was secured by six hotel properties with a net carrying value of $65,916. The term loan bore interest at a rate that fluctuated at LIBOR plus 2.35% (4.63% at December 31, 2004). Under covenants in the loan agreement, assets of BHC were not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from BHC to Boykin. Likewise, the assets of other entities were not available to pay the creditors of BHC. The loan agreement also required BHC to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and required BHC to maintain certain financial reporting requirements. BHC was in compliance with these requirements at December 31, 2004.
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
As a part of normal business activities, Boykin issues letters of credit through major banking institutions as required by certain debt and insurance agreements. As of December 31, 2005 and 2004, there were no letters of credit outstanding. As of December 31, 2005, Boykin has not entered into any significant other off-balance sheet financing arrangements.

Maturities of long-term debt at December 31, 2005 were as follows:

2006	$4,166
2007	4,448
2008	4,788
2009	5,134
2010	5,505
2011 and thereafter	74,488

$98,529

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

Preferred Shares
The Board of Directors is authorized to provide for the issuance of two classes of preferred shares, each in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights (other than voting rights) of each series and the qualifications, limitations or restrictions thereon. Because the Board of Directors has the power to establish the preferences and rights of each series of preferred shares, the Board of Directors may afford the holders of any series of preferred shares preferences, powers and rights. The issuance of preferred shares could have the effect of delaying or preventing a change in control of Boykin. As a result of the preferred offering in October 2002 as discussed below, there were 181,000 preferred shares issued and outstanding at December 31, 2005 and 2004.
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

8. Limited Partnership Interests:
Pursuant to the Partnership Agreement, the minority interest limited partners of the Partnership have exchange rights which enable them to cause the Partnership to pay cash for their interests in the Partnership or, at Boykin’s election, to exchange common shares for such interests. The exchange rights may be exercised in whole or in part. As of December 31, 2005 and 2004, there were 2,718,256 minority interest limited partnership units outstanding. The number of shares issuable upon exercise of the exchange rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of Boykin.
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
In March 2005, Boykin Chicago, L.L.C. sold Hotel 71 to an unrelated third party for a price of $95,050. A portion of the net proceeds from the sale were used to repay the outstanding balance on the mortgage for which the property served as collateral; the remainder was or will be, following the satisfaction of all outstanding obligations of the joint venture, distributed to the members of Boykin Chicago, L.L.C. The Boykin/ AEW venture and Boykin Chicago, L.L.C. will be dissolved following completion of all outstanding obligations of the entities.

10. Percentage Lease Agreements:
Rent due under percentage leases is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents applicable to room and other hotel revenues are typically subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”). Effective January 1, 2002, the majority of Boykin’s hotels were leased to consolidated subsidiaries under the TRS structure (Note 1).
Percentage lease revenues related to the hotel owned during the three year period ended December 31, 2005 that was not operated under the TRS structure were $2,547, $2,045 and $1,958 respectively, for the years ended December 31, 2005, 2004 and 2003, of which approximately $1,366, $673 and $611, respectively, was in excess of minimum rent. Boykin sold the hotel in November 2005, therefore, these amounts are reflected as discontinued operations within the consolidated financial statements.

11. Share Compensation Plans:
Boykin has two long-term incentive plans (“LTIPs”) which provide for the granting to officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. Boykin has reserved 2,200,000 common shares for issuance under the LTIPs.

Share Option Plan
The following summarizes information related to share option activity in 2005, 2004 and 2003:

		Weighted Average Per
	Number of Options	Share Exercise Price

Outstanding at January 1, 2003	839,139	$11.24
Options granted (officers and employees)	—	—
Options exercised/forfeited/expired	—	—

Outstanding at December 31, 2003	839,139	$11.24
Options granted	—	—
Options exercised/forfeited/expired	—	—

Outstanding at December 31, 2004	839,139	$11.24
Options granted	—	—
Options exercised/forfeited/expired	(15,000)	$7.85

Outstanding at December 31, 2005	824,139	$11.30

			Exercisable Options
		Weighted Average
	Options	Fair Value of		Weighted Average Per
Year	Granted	Options Granted	Options Outstanding	Share Exercise Price

2005	—	—	824,139	$11.30
2004	—	—	613,006	$12.21
2003	—	—	518,539	$12.87
As of December 31, 2005, information related to outstanding options was as follows:

	Total/ Exercisable Options

		Weighted Average	Weighted Average
Range of	Options	Per Share	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life

$7.295 – $8.40	464,000	$8.00	6.0 years
$10.938 – $13.75	235,139	$12.36	3.5 years
$20.00 – $25.626	125,000	$21.52	1.1 years

	824,139	$11.30	4.6 years

Options vest over various periods ranging from one to nine years from the date of grant. In addition, certain outstanding options were also subject to vesting based upon financial performance targets. The term of each option granted will not exceed ten years from date of grant, and the exercise price may not be less than 100% of the fair market value of Boykin’s common shares on the grant date.
During 2005, an employee vested in 150,000 options in accordance with an employment agreement entered into during 2002. The options had contingent vesting features and therefore were treated as variable options in accordance with SFAS No. 123. Boykin recognized $617 of compensation expense at the time of satisfaction of the contingent requirements as all other vesting requirements had been previously satisfied.

Restricted Share Grant Plan
The following table summarizes Boykin’s restricted share grant activity related to its officers, eligible employees and non-employee directors.

	2005	2004

Restricted shares outstanding – beginning of year	334,784	288,740
New share grants	204,000	174,789
Shares cancelled	—	—
Shares vested	(144,357)	(128,745)

Restricted shares outstanding – end of year	394,427	334,784

The restricted shares have vesting periods ranging from immediate vesting to five years from the date of grant. The value of shares granted has been calculated based on the average of the high and low share price on the date of grant and is being amortized as compensation expense over the respective vesting periods. For the years ended December 31, 2005, 2004 and 2003, Boykin’s compensation expense related to these restricted shares was $1,538, $1,009 and $756, respectively. As of December 31, 2005, the unearned compensation related to restricted share grants was $2,498 and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

12. Employee Benefit Plans:
Boykin maintains two employee benefit plans, the Boykin Lodging Company Money Purchase Pension Plan and the Boykin Lodging Company Profit Sharing Plan. Both plans are defined contribution plans which were established to provide retirement benefits to eligible employees. Boykin’s contributions to these plans for the years ended December 31, 2005, 2004 and 2003 totaled $340, $292 and $290, respectively.

13. Commitments:
Portions of land related to four of the hotels owned by Boykin as of December 31, 2005 are subject to land leases which expire at various dates through 2068. All leases require minimum annual rentals, and one lease requires percentage rent based on hotel revenues. The other three leases are adjusted for increases in CPI every one to ten years. Rental expense charged to operations related to these leases for the years ended December 31, 2005, 2004 and 2003 was $1,075, $847 and $861, respectively for continuing operations. Rental expense charged to operations related to discontinued operations for the years ended December 31, 2005, 2004 and 2003 totaled $10, $36 and $59, respectively.
Boykin entered into a lease agreement which expires in January 2008 for the office space currently used by Boykin and BMC and its subsidiaries. Pursuant to a shared services and office space arrangement, BMC reimburses Boykin for its proportionate share of the cost of the space used under the lease agreement. Boykin’s expense charged to operations related to its proportionate share of the utilized space for the years ended December 31, 2005, 2004 and 2003 was $80, $71 and $75, respectively. Amounts reimbursed from BMC for the years ended December 31, 2005, 2004 and 2003 was $161, $146 and $147, respectively.
As a part of normal operations, Boykin has numerous operating leases related to the hotels in its portfolio or its corporate office. Additionally, as a part of ongoing capital improvement projects at the hotels and corporate offices, purchase obligations are often entered into.
Boykin’s annual obligations to make future minimum payments under the land lease agreements (excluding future CPI increases), the office space lease, other operating leases and purchase obligations which are not required to be reflected in the balance sheet as of December 31, 2005 are as follows:

2006	$6,353
2007	1,178
2008	829
2009	697
2010	651
2011 and thereafter	25,107

$34,815

In addition to the amounts disclosed above, as of December 31, 2005 Boykin has also entered into various franchise, management and other lease agreements that are contingent upon future results of operations of the hotels in its portfolio and provide for potential termination fees dependent upon the timing and method of termination of such agreements. A Boykin subsidiary has entered into 37 sales contracts for the sale of Captiva Villas hotel-condominium units at the Pink Shell Beach Resort & Spa. The contracts provide a guarantee to each purchaser that their unit will be substantially complete within two years following the date of the sales contract unless such failure is due to circumstances beyond the control of the subsidiary which constitute impossibility of performance under Florida law. The first sales contract for a Captiva Villas unit was entered into in July of 2004. Twenty-one of the outstanding contracts were entered into during 2004 and six were entered into during the first quarter of 2005. Currently, the subsidiary anticipates that the project will be substantially complete during the first quarter of 2007. Unless the subsidiary can demonstrate that such circumstances were beyond its control, it will fail to satisfy this requirement for all or some portion of the twenty-seven contracts entered into during 2004 and the first quarter of 2005.
Upon purchasing the Doubletree Kansas City in 1997, Boykin assumed certain obligations related to a tax increment financing (“TIF”). The hotel is subject to a lease (the “Lease”) with the City of Kansas City (the “City”), which provides for rent payments equal to the debt service related to the Taxable Lease Revenue Bonds (Municipal Auditorium and the 13th and Wyandotte Hotel Redevelopment Projects), Series 1996 (the “Bonds”), issued by the Land Clearance for Redevelopment Authority of Kansas City, Missouri (the “Authority”), offset by incremental tax and parking revenues received by the City which are generated by the project, including real estate tax revenues and special assessments paid by the hotel and parking rental payments made by the hotel plus a credit enhancement fee. Revenues received by the City have, and are expected to continue to, fully offset rent payments which would otherwise be due pursuant to the Lease other than the credit enhancement fee. The present value of the fixed and determinable payments to be made pursuant to a special assessment, credit enhancement fees and a garage management agreement have been reflected as liabilities totaling $5,977 and $6,077 in Boykin’s financial statements as of December 31, 2005 and 2004, respectively, in accordance with the provisions of Emerging Issues Task Force 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities.”
The City and the Authority have the right, commencing in 2006 and upon no less than 12 months notice, to require Boykin Kansas City LLC, owner of the hotel and wholly-owned subsidiary of the Partnership, to purchase certain property (including the land under the hotel and parking areas) at a price based primarily on the redemption price of the Bonds (the “Purchase”). The balance on the Bonds as of December 31, 2005 was $13,660. Under certain circumstances, this Purchase may be delayed by Boykin Kansas City LLC for up to two years. In the event the City requires Boykin Kansas City LLC to complete the Purchase and redeem the Bonds, the City has indicated that it will continue to make the incremental tax revenues available to support a refinancing of the Bonds. The hotel serves as collateral for the Lease and certain other obligations of Boykin Kansas City LLC.

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
Also in conjunction with the TRS transaction, effective January 1, 2002, BMC assumed management of 16 of the consolidated properties in which Boykin owned an interest. Additionally, during October 2002, BMC assumed management of the Doubletree Kansas City and the Pink Shell Beach Resort and Spa after Boykin terminated the previously existing management agreements with Interstate Hotels and Resorts (“Interstate”). During 2003, BMC assumed management of seven other hotels in conjunction with the Hilton Modification Agreement as discussed in Note 1 and assumed management of the Holiday Inn Minneapolis West after Boykin terminated the previously existing management agreement with Interstate. Management fees earned by BMC related to the continuing operations of these hotels during the years ended December 31, 2005, 2004 and 2003 totaled $5,635, $5,455 and $3,976, respectively. Management fees earned by BMC related to discontinued operations totaled $56, $607 and $782 for 2005, 2004 and 2003, respectively. An additional $28, $25 and $12 was paid during 2005, 2004 and 2003, respectively, for other services provided pursuant to the management agreements.
The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors.
As of December 31, 2005 and 2004, Boykin had related party payables to BMC of $1,145 and $1,063, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties.
Boykin Chicago L.L.C. had entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71 prior to its sale. Management and other fees earned by the subsidiary was $60, $483 and $446 during 2005, 2004 and 2003, respectively. An additional $1 was paid for other services provided pursuant to the management agreement for each of the years ended December 31, 2004 and 2003. During 2004 and 2003, fees of $1 and $12 were paid to a wholly owned subsidiary of BMC for design services related to capital improvements at the hotel.
During the years ended December 31, 2005, 2004 and 2003, Boykin paid a wholly-owned subsidiary of BMC $277, $329 and $630, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is payable contingent upon future revenues of the business, including revenues from Boykin. During 2005, 2004 and 2003, an additional $37, $53 and $59 of sales proceeds was provided to BMC as a result of purchases made by Boykin.

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

15. Statements of Cash Flows, Supplemental Disclosures:
As of both December 31, 2005 and 2004, there were $1,188 of dividends and Partnership distributions which were declared but not paid.
Interest paid during the years ended December 31, 2005, 2004, and 2003 was $11,956, $13,922 and $16,743, respectively. Federal income taxes paid during the year ended December 31, 2005 totaled $75.
Cash flows from discontinued operations are combined with the cash flows from continuing operations in the consolidated statements of cash flows. For 2005, cash flows related to discontinued operations approximated $31,000 including sales proceeds. Additionally, cash flows related to the sale of the Hotel 71 property contributed approximately $23,500 to cash flows provided by investing activities.

16. Quarterly Operating Results (Unaudited):
Boykin’s unaudited consolidated quarterly operating data for the years ended December 31, 2005 and 2004 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. Quarterly operating results are not necessarily indicative of the results to be achieved in succeeding quarters or years. Per share amounts may not add due to rounding.

	For the 2005 Quarter Ended
	March 31	June 30	September 30	December 31

Total revenues	$53,346	$54,494	$51,128	$45,517
Income (loss) attributable to common shareholders before discontinued operations	15,650	(895)	(2,832)	(5,642)
Discontinued operations, net of minority interest	(945)	6,934	755	11,946

Net income (loss) attributable to common shareholders	14,705	6,039	(2,077)	6,304
Income (loss) attributable to common shareholders before discontinued operations per share:
Basic	0.89	(0.05)	(0.16)	(0.32)
Diluted	0.89	(0.05)	(0.16)	(0.32)
Net income (loss) attributable to common shareholders per share:
Basic	0.84	0.34	(0.12)	0.36
Diluted	0.83	0.34	(0.12)	0.35
Weighted average number of common shares outstanding (in thousands):
Basic	17,534	17,544	17,594	17,594
Diluted	17,650	17,789	17,993	17,943

	For the 2004 Quarter Ended
	March 31	June 30	September 30	December 31

Total revenues	$51,729	$52,159	$53,458	$46,555
Loss attributable to common shareholders before discontinued operations	(952)	(823)	(782)	(4,694)
Discontinued operations, net of minority interest	(3,558)	456	5,503	(61)

Net income (loss) attributable to common shareholders	(4,510)	(367)	4,721	(4,755)
Loss attributable to common shareholders before discontinued operations per share:
Basic	(0.05)	(0.05)	(0.04)	(0.27)
Diluted	(0.05)	(0.05)	(0.04)	(0.27)
Net income (loss) attributable to common shareholders per share:
Basic	(0.26)	(0.02)	0.27	(0.27)
Diluted	(0.26)	(0.02)	0.27	(0.27)
Weighted average number of common shares outstanding (in thousands):
Basic	17,397	17,412	17,447	17,450
Diluted	17,574	17,446	17,529	17,587

17. Subsequent Events:
In January 2006, Marathon Partners, LLC, a joint venture in which Boykin owns 50%, purchased the Banana Bay Resort & Marina — Marathon for $12,000 using capital contributions from the joint venture partners as well as proceeds from a $7,800 mortgage loan secured by the property. The resort, which comprises 65 guestrooms on ten acres, was acquired for potential redevelopment as a condo-hotel project.
During January 2006, the potential like-kind exchange pursuant to Section 1031 of the Internal Revenue Code which resulted from the sale of the Hampton Inn San Diego Airport/Sea World was cancelled, and the cash held by a third party intermediary was released from restriction and transferred into Boykin’s operating cash.

BOYKIN LODGING COMPANY
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(IN THOUSANDS)

					Costs Capitalized		Gross Amounts at Which							Life on Which
			Initial Cost		Subsequent to Acquisition		Carried at Close of Period			Accumulated	Net Book			Depreciation in
										Depreciation	Value Land and			Statement of
				Buildings and		Building and		Building and		Buildings and	Buildings and	Date of	Date of	Operations is
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total(e)(f)	Improvements(g)	Improvements	Construction	Acquisition	Computed

Corporate Offices Cleveland, Ohio			$—	$—	$—	$35	$—	$35	$35	$27	$8		1998	10 years
Doubletree Berkeley Marina Berkeley, California			—	10,807	—	16,336	—	27,143	27,143	7,446	19,697	1972	1996	20 years
Buffalo Marriott Buffalo, New York	—	(a)	1,164	15,174	—	4,729	1,164	19,903	21,067	6,223	14,844	1981	1996	25 years
Cleveland Airport Marriott Cleveland, Ohio	—	(a)	1,175	11,441	—	9,239	1,175	20,680	21,855	8,664	13,191	1970	1996	20 years
Columbus North Marriott Columbus, Ohio	—	(a)	1,635	12,873	—	2,834	1,635	15,707	17,342	5,470	11,872	1981	1996	25 years
Melbourne Suites Beach Resort Melbourne, Florida	—	(a)	3,092	7,819	—	(2,007)	3,092	5,812	8,904	1,781	7,123	1986	1996	30 years
Best Western Fort Myers Island Gateway Hotel Ft. Myers, Florida	—	(a)	718	2,686	—	1,079	718	3,765	4,483	986	3,497	1986	1996	30 years
Holiday Inn Crabtree Raleigh, North Carolina	—	(a)	725	6,542	—	1,523	725	8,065	8,790	2,438	6,352	1974	1997	30 years
Melbourne Hilton Oceanfront Melbourne, Florida	—	(a)	852	7,699	—	(2,044)	852	5,655	6,507	1,413	5,094	1986	1997	35 years
Radisson Hotel & Suites Kansas City – City Center Kansas City, Missouri	—	(c)	1,500	20,958	3,664	(5,313)	5,164	15,645	20,809	5,499	15,310	1969	1997	30 years
High Point Radisson High Point, North Carolina	—	(a)	450	25,057	—	(1,781)	450	23,276	23,726	6,294	17,432	1982	1998	30 years
Pink Shell Beach Resort & Spa Ft. Myers, Florida	—	(d)	6,000	13,445	(5,249)	(10,889)	751	2,556	3,307	1,244	2,063	1989	1998	30 years
Radisson Suite Beach Resort Marco Island, Florida			14,570	12,605	—	82	14,570	12,687	27,257	983	26,274	1986	2003	30 years
Doubletree Sacramento Sacramento, California	—	(b)	4,400	41,884	—	4,964	4,400	46,848	51,248	11,376	39,872	1974	1998	30 years
Doubletree Colorado Springs Colorado Springs, Colorado	—	(b)	3,340	31,296	—	1,870	3,340	33,166	36,506	8,281	28,225	1986	1998	30 years
Doubletree Boise Boise, Idaho	—	(b)	2,470	23,998	—	4,489	2,470	28,487	30,957	6,673	24,284	1968	1998	30 years
Doubletree Omaha Omaha, Nebraska	—	(b)	1,100	19,690	—	10,017	1,100	29,707	30,807	6,389	24,418	1970/81	1998	30 years
Doubletree Portland, Lloyd Center Portland, Oregon	—	(b)	3,900	61,633	—	5,783	3,900	67,416	71,316	16,266	55,050	1964/81	1998	30 years
Embassy Suites Southfield Southfield, Michigan	—	(a)	777	7,639	—	3,452	777	11,091	11,868	1,830	10,038	1978	2000	30 years
Doubletree Hotel San Antonio San Antonio, Texas	—	(b)	1,140	11,203	—	775	1,140	11,978	13,118	2,100	11,018	1987	2000	30 years

Total			$49,008	$344,449	$(1,585)	$45,173	$47,423	$389,622	$437,045	$101,383	$335,662

(a)	These hotels are collateral for the line of credit

(b)	These hotels are collateral for the $130,000 term note payable.

(c)	Effective November 30, 2001, Interstate assigned their 20% minority interest in the joint venture which owns the hotel to the Partnership. The elimination of the minority interest in the hotel ($5,129) was accounted for as a reduction in the value of the building as of November 30, 2001. The hotel serves as collateral for certain obligations of Boykin Kansas City LLC related to a tax increment financing.

(d)	This activity includes the reclassification of the net book value of the Sanbiel View Villas to other assets for their eventual sales, the disposal of cottages at the Pink Shell Beach Resort to make way for the construction of White Sand Villas, both of which occurred in 2002, and the 2003 transfer of certain land underlying the Captiva and Useppa buildings at the Pink Shell to other assets as the land will eventually be sold with the new Captiva Villas condominium units.

(e)	Aggregate cost for federal income tax reporting purposes at December 31, 2005 is as follows:

Land	$42,882
Buildings and improvements	425,419

$468,301

(f)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2004	$471,572
Disposals	(34,580)
Improvements and other additions	53

Balance as of December 31, 2005	$437,045

(g)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2004	$94,664
Disposals	(8,486)
Depreciation expense	15,205

Balance at December 31, 2005	$101,383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
Boykin/AEW, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheets of Boykin/AEW, LLC and Subsidiaries (“Boykin/AEW”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boykin/AEW as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
Cleveland, Ohio
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
Boykin/AEW, LLC and Subsidiaries
We have audited the consolidated statements of operations, members’ equity and cash flows of Boykin/ AEW, LLC and Subsidiaries (“Boykin/ AEW”) for the year ended December 31, 2003. These financial statements are the responsibility of Boykin/ AEW’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, members’ equity and cash flows of Boykin/ AEW for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 12, 2004

BOYKIN/ AEW, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(AMOUNTS IN THOUSANDS)

	2005	2004

ASSETS
Investment in hotel property	$—	$75,160
Accumulated depreciation	—	(11,489)

Investment in hotel property – net	—	63,671
Cash and cash equivalents	284	1,646
Restricted cash	2,523	—
Accounts receivable	21	404
Deferred expenses – net	—	33
Other assets	—	221

	$2,828	$65,975

LIABILITIES AND MEMBERS’ EQUITY
Mortgage note payable	$—	$36,116
Accounts payable and accrued expenses	1,934	2,593
Minority interest in joint venture	224	6,781
MEMBERS’ EQUITY
Contributed capital	29,476	29,476
Distributions in excess of income	(28,806)	(8,991)

Total members’ equity	670	20,485

	$2,828	$65,975

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

	2005	2004	2003

Revenues:
Hotel revenues:
Rooms	$1,842	$14,131	$12,929
Food and beverage	56	973	1,301
Other	111	989	712

Total revenues	2,009	16,093	14,942

Expenses:
Hotel operating expenses:
Rooms	906	4,129	3,475
Food and beverage	149	894	1,378
Other	92	387	338
General and administrative	512	1,783	1,258
Marketing and franchise	205	1,785	1,862
Utilities and maintenance	411	1,720	1,525
Management fees – related party	60	483	446

Total hotel operating expenses	2,335	11,181	10,282
Property taxes and insurance and other	385	1,514	1,054
Real estate related depreciation and amortization	772	3,102	3,099
Asset management fees	49	196	191

Total operating expenses	3,541	15,993	14,626

Operating income (loss)	(1,532)	100	316
Investment income and other	57	35	14
Interest expense	(512)	(1,760)	(1,716)
Amortization of deferred financing costs	(133)	(167)	(277)
Other amortization	—	(122)	(5)
Income taxes	(126)	—	—
Minority interest in (income) loss of joint venture	(6,857)	475	414

Loss before gain (loss) on sale/disposal of assets	(9,103)	(1,439)	(1,254)

Gain (loss) on sale/disposal of assets	29,518	(1)	(5)

Net income (loss)	$20,415	$(1,440)	$(1,259)

See notes to consolidated financial statements.

BOYKIN/ AEW, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

		Distributions
	Contributed	in Excess of
	Capital	Income	Total

Balance at January 1, 2003	$27,901	$(5,880)	$22,021
Capital contributions	825	—	825
Distributions paid to members	—	(187)	(187)
Net loss	—	(1,259)	(1,259)

Balance at December 31, 2003	28,726	(7,326)	21,400

Capital contributions	750	—	750
Distributions paid to members	—	(225)	(225)
Net loss	—	(1,440)	(1,440)

Balance at December 31, 2004	29,476	(8,991)	20,485
Distributions paid to members	—	(40,230)	(40,230)
Net income	—	20,415	20,415

Balance at December 31, 2005	$29,476	$(28,806)	$670

See notes to consolidated financial statements.

BOYKIN/AEW, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$20,415	$(1,440)	$(1,259)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Depreciation and amortization	905	3,391	3,381
(Gain) loss on sale/disposal of assets	(29,518)	1	5
Minority interest	6,857	(475)	(414)
Changes in operating assets and liabilities -
Accounts receivable	383	478	(59)
Accounts payable and accrued expenses	(2,239)	(291)	(401)
Other	221	2	21

Net cash flow provided by (used in) operating activities	(2,976)	1,666	1,274

Cash flows from investing activities:
Changes in restricted cash	(2,523)	—	—
Improvements and additions to hotel property, net	(23)	(614)	(1,946)
Net proceeds from sale of assets	94,020	—	—

Net cash flow provided by (used in) investing activities	91,474	(614)	(1,946)

Cash flows from financing activities:
Distributions to members	(40,230)	(225)	(187)
Borrowings of term note	—	—	1,344
Payment of term note	(36,116)	(1,120)	(764)
Payment of deferred financing costs	(100)	(131)	—
Net contributions from (distributions to) joint venture partner	(13,414)	175	212
Capital contributions	—	750	825

Net cash flow provided by (used in) financing activities	(89,860)	(551)	1,430

Net change in cash and cash equivalents	(1,362)	501	758
Cash and cash equivalents, beginning of year	1,646	1,145	387

Cash and cash equivalents, end of year	$284	$1,646	$1,145

See notes to consolidated financial statements.

BOYKIN/AEW, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
Boykin Chicago entered into a management agreement with Boykin Management Company Limited Liability Company (“BMC”), an affiliated entity of Boykin, to manage the property.
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
In March 2005, Boykin Chicago, L.L.C. sold Hotel 71 to an unrelated third party for a price of $95,050. A portion of the net proceeds from the sale was used to repay the outstanding balance on the mortgage for which the property served as collateral; the remainder will be, following the satisfaction of all outstanding obligations of the joint venture, distributed to the members of Boykin Chicago, L.L.C. The Boykin/ AEW venture and Boykin Chicago, L.L.C. will be dissolved following satisfaction of all outstanding obligations of the entities.

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
Investment in the hotel property as of December 31, 2004 consisted of the following:

2004

Land	$9,100
Buildings and improvements	58,387
Furniture and equipment	7,423
Construction in progress	250

75,160
Less accumulated depreciation	(11,489)

Total	$63,671

Cash and Cash Equivalents – Cash and cash equivalents are defined as cash on hand and in banks, plus short-term investments with an original maturity of three months or less.
Restricted Cash – Restricted cash consists of cash held in reserves by the title agent involved in the sale of the property related to the settlement of outstanding liens and obligations of the joint ventures.
Inventories – Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.
Accounts Receivable – Accounts receivable, consisting primarily of hotel guest receivables, is stated at fair value. Bad debt expense for the years ended December 31, 2005, 2004 and 2003 was $6, $13 and $12, respectively.
Deferred Expenses — Net – Included in deferred expenses at December 31, 2004 were the following:

2004

Financing costs	$130
Accumulated amortization	(97)

Total	$33

Deferred financing costs of the mortgage note were being amortized over the initial term of the related credit agreement, excluding any available extension terms. In 2005, additional financing costs amounted to $100.
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
Fair Value of Financial Instruments – Fair value is determined by using available market information and appropriate valuation methodologies. Boykin Chicago’s principal financial instruments are cash, cash equivalents, restricted cash, accounts receivable and the mortgage note payable. Cash, cash equivalents, restricted cash and accounts receivable, due to their short maturities, are carried at amounts which reasonably approximate fair value. The mortgage note payable (see Note 3) bore interest at variable market rates and its carrying value approximated market value at December 31, 2004. In 2005, a portion of the net proceeds from the sale were used to pay the outstanding balance on the mortgage for which the property served as collateral.
Income Taxes – As Boykin/ AEW and Boykin Chicago are limited liability companies, no related provision has been made in the accompanying consolidated financial statements for income taxes for these entities since these taxes are the responsibility of the members. Upon formation on July 1, 2001, the TRS became subject to federal, state and local income taxes. The TRS accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. During 2005 and 2004, the TRS recorded income as a result of forgiveness of certain obligations in anticipation of the sale of the hotel, resulting in taxable income.
New Accounting Pronouncements – There are no new accounting pronouncements which are expected to be applicable to Boykin/ AEW.
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

3. Mortgage Note Payable:
In 2001, Boykin Chicago obtained a $38,000 mortgage note from Corus Bank, N.A. (“Corus”) to refinance the initial $30,000 note obtained for the acquisition of the hotel and to provide $8,000 of funding related to the renovation of the hotel. Corus advanced $30,000 upon closing of the loan. An additional $6,656 was advanced during 2002, and the remaining $1,344 was funded in 2003. The loan had an original maturity date of March 2004 and contained two one-year extension options. In 2004 and 2005, Boykin Chicago exercised each of the available options to extend the maturity date by one year. The loan was secured by the hotel property and bore interest at a rate that fluctuates at LIBOR plus 3.25%. Principal payments commenced in April 2003 based upon a twenty-two year amortization schedule from the origination of the note. The mortgage loan agreement contained certain financial reporting covenants and Boykin Chicago was in compliance with such covenants as of December 31, 2004. In 2005, a portion of the net proceeds from the sale of the hotel were used to repay the outstanding balance on the mortgage.

4. Percentage Lease Agreements:
Effective October 1, 2003, 71 E. Wacker Leasing, Inc. subleased space to MRG Enterprises, L.L.C. (“MRG”) to operate a restaurant within Hotel 71. The lease had an initial term of five years with three five year options to renew, subject to earlier termination in accordance with certain provisions. The rent due under the percentage lease agreement was the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to banquet, catering and all other gross sales was calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage lease revenues to 71 E. Wacker Leasing, Inc. was $216 and $159 for the years ended December 31, 2004 and 2003, respectively, of which none was in excess of minimum rent. The lease agreement also required reimbursements by MRG of certain expenses incurred by both 71 E. Wacker Leasing, Inc. and Boykin Chicago. Reimbursements for expenses received by Boykin Chicago and the hotel for the years ended December 31, 2004 and 2003 were $119 and $26, respectively. Percentage lease revenues and reimbursements for expenses were included in other income.
MRG was obligated under the lease to complete a build-out of the restaurant space. In September 2004, MRG filed for bankruptcy protection. Several of the contractors and the architect for the improvement of MRG’s leased premises were not paid in full by MRG prior to its filing for bankruptcy; therefore, mechanics liens were filed against the property. The total of the mechanics liens outstanding as of December 31, 2005 approximated $1,580. As a result, if the liens prove valid, are properly perfected, and are not corrected through MRG’s bankruptcy proceedings, the ultimate responsibility for the outstanding liens may be that of 71 E. Wacker Leasing, Inc.
In May 2003, 71 E. Wacker Leasing, Inc. subleased space to Ampco System Parking to operate a parking garage. The lease has a term of five years. The rent due under the percentage lease agreement is base rent plus percentage rent. Percentage rent applicable to gross parking receipts, as defined, is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage lease revenues to 71 E. Wacker Leasing, Inc. was $35, $141 and $73 for the years ended December 31, 2005, 2004 and 2003, respectively, of which none was in excess of minimum rent.
Percentage lease revenues are reflected within other hotel revenues in the financial statements.

5. Related Party Transactions:
BMC is owned 53.8% by the Chairman and Chief Executive Officer of Boykin. Pursuant to the management agreement entered into effective July 1, 2001, Boykin Chicago paid BMC management fees of $60, $483 and $446 during 2005, 2004 and 2003, respectively.
Pursuant to the operating agreements of Boykin/ AEW and Boykin Chicago, asset management fees of $49, $196 and $191 were paid to Boykin for the years ended December 31, 2005, 2004 and 2003, respectively, for its role as the operating member. These fees are calculated based upon factors applied to aggregate contributions made by the members, as defined in the agreements.
There were outstanding payables to Boykin of $26 and $25 at December 31, 2005 and 2004, respectively, primarily related to asset management fees. At December 31, 2004, 71 E. Wacker Leasing, Inc. had outstanding payables to BMC of $5 primarily related to management fees and reimbursements of expenses on behalf of the hotel.

6. Statements of Cash Flows, Supplemental Disclosures:
Interest paid during the years ended December 31, 2005, 2004 and 2003 was $512, $1,902 and $1,737 respectively. Federal income taxes paid during the year ended December 31, 2005 totaled $128.

BOYKIN/ AEW, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(IN THOUSANDS)

				Costs Capitalized		Gross Amounts
				Subsequent to		at Which Carried			Accumulated				Life on Which
		Initial Cost		Acquisition		at Close of Period			Depreciation	Net Book			Depreciation in
									Buildings and	Value Land and			Statement of
			Buildings and		Building and		Building and	Total	Improvements	Buildings and	Date of	Date of	Operations is
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	(a)	(b)	Improvements	Construction	Acquisition	Computed

Hotel 71, Chicago, Illinois	—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(a)	Reconciliation of Gross Amounts of Land, Buildings and Improvements

Balance as of December 31, 2004	$67,487
Disposals	(67,497)
Improvements and other additions	10

Balance as of December 31, 2005	$—

(b)	Reconciliation of Accumulated Depreciation of Buildings and Improvements

Balance at December 31, 2004	$8,779
Disposals	(9,295)
Depreciation expense	516

Balance at December 31, 2005	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 15, 2006

BOYKIN LODGING COMPANY

By:	/s/ Robert W. Boykin

Robert W. Boykin
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006	/s/ Robert W. Boykin Robert W. Boykin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 15, 2006	/s/ Shereen P. Jones Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

March 15, 2006	/s/ Ivan J. Winfield Ivan J. Winfield Director

March 15, 2006	/s/ Lee C. Howley, Jr. Lee C. Howley, Jr. Director

March 15, 2006	/s/ William H. Schecter William H. Schecter Director

March 15, 2006	/s/ Albert T. Adams Albert T. Adams Director

March 15, 2006	/s/ James B. Meathe James B. Meathe Director

March 15, 2006	/s/ Mark J. Nasca Mark J. Nasca Director

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(e)	Shareholder Rights Agreement, dated as of May 25, 1999 between Boykin Lodging Company and National City Bank as rights agent
4.3a	(f)	Amendment to Shareholder Rights Agreement, dated as of December 31, 2001
10.1	(h)	Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.
10.2	(b)	Form of Registration Rights Agreement
10.3	(b)	Long-Term Incentive Plan*
10.4	(b)	Directors’ Deferred Compensation Plan*
10.5	(b)	Employment Agreement between the Company and Robert W. Boykin*
10.6	(b)	Form of Percentage Lease
10.7	(b)	Intercompany Convertible Note
10.8	(b)	Agreements with General Partners of the Contributed Partnerships
10.9	(b)	Form of Noncompetition Agreement
10.10	(b)	Alignment of Interests Agreement
10.11	(c)	Description of Employment Arrangement between the Company and Richard C. Conti*
10.12	(d)	Limited Liability Company Agreement of Boykin/ AEW LLC dated as of February 1, 1999
10.13	(d)	Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.14	(d)	Warrant to Purchase Class A Cumulative Preferred Stock, Series 1999-A of Boykin Lodging Company dated as of February 1, 1999
10.15	(d)	Registration Rights Agreement by and among Boykin Lodging Company and AEW Partners III, L.P. dated as of February 1, 1999
10.16	(f)	Master Contribution Agreement between BMC, JABO LLC, the Company and the Partnership dated as of December 31, 2001
10.17	(f)	Form of Hotel Management Agreement*
10.18	(f)	Registration Rights Agreement between the Company and JABO LLC dated January 1, 2002
10.19	(i)	Description of Employment Arrangement between the Company and Shereen P. Jones*
10.20	(j)	Hotel Purchase and Sale Agreement; Hotel 71 Chicago, Illinois, By and Between Boykin Chicago L.L.C., as Seller and the Falor Companies, Inc., as Purchaser
10.21	(j)	Modification Letter – Stock Purchase Option Agreement by and among Boykin Lodging Company, Boykin Hotel Properties, L.P. and AEW Partners III, L.P. dated as of February 1, 1999
10.22	(j)	Modification of Employment Agreement between the Company and Robert W. Boykin*
10.23	(k)	Boykin Lodging Company 2005 Long-Term Incentive Plan*
10.24	(l)	Second Amendment to Employment Agreement between the Company and Robert W. Boykin*
10.25	(l)	Amended and Restated COO Severance Plan*
10.26	(l)	Amended and Restated CFO/ CIO Severance Plan*
10.27	(l)	Amended and Restated Key Employee Severance Plan (Sr. Vice Presidents and Vice Presidents)*
12		Statement re Computation of Ratios
16.1	(g)	Letter of Deloitte & Touche LLP required by Item 304 of Regulation S-K
21		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1998.

(d)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended March 31, 1999.

(e)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(f)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on April 20, 2004.

(h)	Incorporated by reference from Boykin’s Form 8-K filed on October 4, 2002.

(i)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2002.

(j)	Incorporated by reference from Boykin’s Form 10-K for the year ended December 31, 2004.

(k)	Incorporated by reference from Boykin’s Form 8-K filed on May 26, 2005.

(l)	Incorporated by reference from Boykin’s Form 8-K filed on June 7, 2005.

*	Management contract or compensatory plan or arrangement.