Form 10-Q
period 2006-03-31
BOYKIN LODGING CO
filed 2006-05-05
CIK 1015859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
The number of common shares, without par value, outstanding as of April 28, 2006 was 17,687,567.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	4

Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2006 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	6

Notes to Consolidated Financial Statements March 31, 2006 (unaudited)	7
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(dollar amounts in thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Investment in hotel properties	$536,420	$512,703
Accumulated depreciation	(143,017)	(137,586)

Investment in hotel properties, net	393,403	375,117
Cash and cash equivalents	25,217	16,290
Restricted cash	7,280	31,699
Accounts receivable, net of allowance for doubtful accounts of $307 and $356 as of March 31, 2006 and December 31, 2005, respectively	9,852	7,307
Inventories	1,217	1,297
Deferred financing costs and other, net	1,765	1,946
Investment in unconsolidated joint ventures	1,213	1,410
Other assets	17,469	12,739

	$457,416	$447,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$37,000	$40,000
Term notes payable	105,292	98,529
Accounts payable and accrued expenses	43,907	37,670
Accounts payable to related party	1,557	1,145
Dividends/distributions payable	1,188	1,188
Minority interest in joint ventures	2,529	777
Minority interest in operating partnership	13,453	13,946
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,687,567 and 17,594,081 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	361,068	361,309
Distributions and losses in excess of income	(106,301)	(104,261)
Unearned compensation – restricted shares	(2,277)	(2,498)

Total shareholders’ equity	252,490	254,550

	$457,416	$447,805

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(unaudited, amounts in thousands except for per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Hotel revenues
Rooms	$34,685	$32,856
Food and beverage	15,201	14,158
Other	2,129	6,249

Total hotel revenues	52,015	53,263
Other operating revenue	33	83
Revenues from condominium development and unit sales	1,006	—

Total revenues	53,054	53,346
Expenses:
Hotel operating expenses
Rooms	8,253	7,660
Food and beverage	10,187	9,724
Other direct	1,424	1,424
Indirect	16,268	15,420
Management fees to related party	1,748	1,681

Total hotel operating expenses	37,880	35,909
Property taxes, insurance and other	4,770	4,484
Cost of condominium development and unit sales	908	—
Real estate related depreciation and amortization	5,437	5,675
Corporate general and administrative	3,092	2,263

Total operating expenses	52,087	48,331
Operating income	967	5,015
Interest income	504	12
Other income	16	—
Interest expense	(2,893)	(3,183)
Amortization of deferred financing costs	(466)	(353)
Minority interest in earnings of joint ventures	(15)	—
Minority interest in (income) loss of operating partnership	493	(2,598)
Equity in income of unconsolidated joint ventures including gain on sale	3	11,066

Income (loss) before gain on sale/disposal of assets and discontinued operations	(1,391)	9,959
Gain on sale/disposal of assets	539	6,876

Income (loss) before discontinued operations	(852)	16,835
Discontinued operations, net of operating partnership minority interest income of $165 for the three months ended March 31, 2005	—	(943)

Net income (loss)	$(852)	$15,892

Preferred dividends	(1,188)	(1,188)

Net income (loss) attributable to common shareholders	$(2,040)	$14,704

Net income (loss) attributable to common shareholders before discontinued operations per share
Basic	$(0.12)	$0.89
Diluted	$(0.12)	$0.89
Discontinued operations per share
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)
Net income (loss) attributable to common shareholders per share (a)
Basic	$(0.12)	$0.84
Diluted	$(0.12)	$0.83
Weighted average number of common shares outstanding
Basic	17,688	17,534
Diluted	17,956	17,650

(a) Per share amounts may not add due to rounding.
See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited, dollar amounts in thousands except for per share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2005	181,000	17,594,081	$361,309	$(104,261)	$(2,498)	$254,550
Vesting of restricted common share grants	—	113,327	—	—	—	—
Common share purchases for treasury	—	(19,841)	(241)	—	—	(241)
Dividends declared — $6.5625 per Class A preferred share	—	—	—	(1,188)	—	(1,188)
Amortization of unearned compensation	—	—	—	—	221	221
Net loss	—	—	—	(852)	—	(852)

Balance at March 31, 2006	181,000	17,687,567	$361,068	$(106,301)	$(2,277)	$252,490

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited, amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(852)	$15,892
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities -
Gain on sale/disposal of assets	(539)	(6,876)
Depreciation and amortization	5,903	6,435
Charges related to equity based compensation	221	241
Equity in income of unconsolidated joint ventures including gain on sale	(3)	(11,066)
Deferred lease revenue	—	205
Minority interests	(478)	2,455
Changes in assets and liabilities -
Accounts receivable and inventories	(2,465)	(4,951)
Accounts payable and accrued expenses	6,649	792
Amounts due to/from lessees	(3)	(201)
Other	(4,861)	(2,456)

Net cash flow provided by operating activities	3,572	470

Cash flows from investing activities:
Distributions received from unconsolidated joint ventures	200	23,332
Changes in restricted cash	24,419	2,435
Improvements and additions to hotel properties, net	(23,717)	(2,466)
Net proceeds from sale of assets	539	6,965

Net cash flow provided by investing activities	1,441	30,266

Cash flows from financing activities:
Payments of dividends and distributions	(1,188)	(1,188)
Net repayments against credit facility	(3,000)	(6,446)
Term note borrowings	7,800	—
Repayment of term notes	(1,037)	(970)
Payment of deferred financing costs	(157)	(30)
Cash payment for common share purchases	(241)	(142)
Contributions from (distributions to) to joint venture minority interest partners, net	1,737	(65)

Net cash flow provided by (used in) financing activities	3,914	(8,841)

Net change in cash and cash equivalents	$8,927	$21,895
Cash and cash equivalents, beginning of period	16,290	13,521

Cash and cash equivalents, end of period	$25,217	$35,416

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(unaudited, dollar amounts in thousands except per share data)
     1. BACKGROUND:
     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of March 31, 2006, Boykin owned interests in 21 hotels containing a total of 5,871 guest rooms located in 13 states.
Formation
     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to acquire, own and redevelop full and select service hotels. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of March 31, 2006, Boykin had an 85.5% ownership interest in and was the sole general partner of the Partnership.
     Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, debt financings, joint ventures and cash flow generated from operations.
Consolidated Joint Ventures
     In 2005, Boykin became a 50% partner in Marathon Partners LLC (“Marathon Partners”). In 2006, Marathon Partners purchased the Banana Bay Resort & Marina – Marathon for $12,000. The joint venture agreement provides that Boykin will act as the Company Manager of Marathon Partners and perform all day to day development functions related to the operation of and the potential redevelopment of the property as a hotel/condominium. Each partner is required to make capital contributions to the joint venture in equal proportions; provided, however, that once each partner has invested $1,250 of capital into the joint venture, Boykin’s joint venture partner may elect not to make additional contributions. In the event Boykin makes mandatory capital contributions to the joint venture in excess of $1,250 and the joint venture partner elects not to make contributions on an equal basis, then Boykin will be entitled to a preferred return on its excess contributions. Because of the controlling nature of Boykin’s ownership interest in this joint venture, Boykin consolidates this joint venture into its financial statements.
     In 2005 and 2004, the consolidated joint ventures which owned the Hampton Inn San Diego Airport/Sea World, the Holiday Inn Minneapolis West and Marriott’s Hunt Valley Inn sold their respective hotels. Boykin was a 91% partner in each of these partnerships, Boykin San Diego LLC, BoyStar Ventures, L.P. and Shawan Road Hotel L.P., each of which owned one of the properties sold during 2005 and 2004. These partnerships will be dissolved following the satisfaction of all outstanding obligations of the partnerships.
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

     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005:

	Boykin/AEW		Boykin/Concord
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Total assets	$1,786	$2,828	$20,169	$20,499

Accrued expenses	871	1,934	747	578
Outstanding debt	—	—	17,991	18,078

Total liabilities	871	1,934	18,738	18,656
Minority interest	230	224	—	—
Equity	685	670	1,431	1,843

Investment in unconsolidated joint venture	$498	$488	$715	$922

	Boykin/AEW		Boykin/Concord
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$—	$2,003	$1,892	$1,688
Hotel operating expenses	2	(2,033)	(1,260)	(1,081)
Management fees to related party	—	(60)	—	—
Real estate related depreciation	—	(772)	(284)	(280)
Property taxes, insurance and other	11	(368)	(83)	(79)

Operating income (loss)	13	(1,230)	265	248
Interest and other income	7	24	4	1
Amortization	—	(133)	(11)	(11)
Interest expense	—	(512)	(270)	(275)
Gain on sale/disposal of assets	—	29,312	—	—
Other	—	—	—	(25)

Net income (loss) before minority interest	20	27,461	(12)	(62)

Boykin’s share of net income (loss)	9	12,044	(6)	(31)
Reduction of additional basis in Boykin Chicago, L.L.C	—	(947)	—	—

	9	11,097	(6)	(31)
Taxable REIT Subsidiaries
     As of March 31, 2006, all hotels Boykin had an ownership interest in were operated under a taxable REIT subsidiary (“TRS”) structure. The Hampton Inn San Diego Airport/Sea World, which was sold during 2005, was never operated under a TRS structure. Prior to the sale, lease revenue was recorded within the consolidated financial statements related to this property.
     Bellboy, Inc. (“Bellboy”) is a wholly-owned TRS of Boykin which, through its subsidiaries, leased 19 of Boykin’s properties as of March 31, 2006. The Banana Bay Resort & Marina – Marathon is owned by a subsidiary of Bellboy. The Boykin/Concord joint venture has a related TRS entity, BoyCon Leasing, Inc., that leases its property.
     The consolidated financial statements include the operating results of the consolidated hotels operated under the TRS structure.

Hotel Managers
     As of March 31, 2006, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 20 of the 21 hotels in which Boykin had an ownership interest. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Concord managed one property as of such date.
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
     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The operations of the hotels have historically been seasonal. The hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
Condominium Units
     Condominium project revenue and expenses for units under construction are recognized using the percentage of completion method upon satisfaction of certain criteria. During the three month period ended March 31, 2006, Boykin reported revenues of $1,006 and costs of $908 using the percentage of completion method of accounting related to the Captiva Villas project. The outstanding accounts receivable related to the recognition of revenue for the project totaled $1,006 as of March 31, 2006.
     As of March 31, 2006 and December 31, 2005, costs incurred in the preparation for and the commencement of construction of the Captiva Villas in excess of revenue recognized totaling $3,171 and $1,899, respectively, as well as the original $900 basis in the land on which the new building is being constructed, are reflected in the consolidated balance sheets as other assets. Deposits received for the purchase of units totaling $3,679 are reflected as a liability on the consolidated balance sheet as of March 31, 2006. A portion of the deposits was available for use as payment of construction costs. The portion that is not available is reflected in restricted cash. Approximately $10 of the interest incurred on the credit facility during the first quarter of 2006 was capitalized into this project as payments made to the general contractor were made using cash obtained from draws on the credit facility.
Investment in Hotel Properties
     Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Boykin does not believe that there are any factors or circumstances indicating impairment of any investments in hotel properties as of March 31, 2006.
     There were no consolidated properties held for sale as of March 31, 2006 as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.
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

     Fees due to service providers in connection with casualty insurance recoveries are reflected as reductions in the gain recognized. Fees due to service providers related to business interruption insurance recoveries are reflected as corporate general and administrative expenses within the consolidated financial statements.
     Since September 2004, Boykin’s two hotels located in Melbourne, Florida have been closed due to damage sustained from Hurricane Frances. During the three months ended March 31, 2005, Boykin recorded business interruption insurance recoveries of $2,726. Property insurance recoveries of $3,700 were received and recorded for the three months ended March 31, 2005 for these properties.
     In October 2005, three of Boykin’s hotels located in southwest Florida suffered damage due to Hurricane Wilma. Included in accounts receivable at December 31, 2005 were estimated recoveries of $332 which were recorded to offset costs incurred and losses on disposal of damaged assets. The properties were cross-insured with other properties not owned by Boykin that are managed by BMC and its subsidiaries or owned directly or indirectly by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin. As Boykin was the primary insured party in the claim, all insurance proceeds are paid to Boykin and then are allocated to the insured parties. During the first quarter, $1,500 was collected of which $229 is recorded in accounts payable to related party relative to the Robert W. Boykin owned property, $131 is recorded in accounts payable and accrued expenses for the BMC managed property not owned by Boykin, $112 is being held in accounts payable and accrued expenses and $25 is being held in accounts payable to related party as an estimate of potential future reallocation, and $132 is recorded in accounts payable and accrued expenses relating to fees for the claims. The remaining proceeds relieved the outstanding accounts receivable in full and $539 was recorded as gain on sale/disposal of assets within the consolidated financial statements for the three months ended March 31, 2006, net of related fees.
     In 2003 and in 2005, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance recoveries recorded during the three months ended March 31, 2005 totaled $2,436. Approximately $1,350 of proceeds were received and recognized during the three months ended March 31, 2005 related to the business interruption insurance claim for the period in which the water infiltration remediation activities occurred. As of December 31, 2005, an additional $21 of business interruption insurance recoveries were deferred until completion of the remediation, which occurred during the first quarter of 2006.
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
Deferred Compensation Plans
     Boykin has nonqualified deferred compensation programs which permitted certain employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis. To assist in the funding of these programs, Boykin has purchased shares of mutual funds as directed by the participants and placed them in rabbi trusts. The market value of the mutual fund shares included in other assets totaled $3,400 and $3,204 at March 31, 2006 and December 31, 2005, respectively. A liability of the equal amount is recorded within accounts payable and accrued expenses within the consolidated financial statements as of each period. Boykin no longer permits deferrals into these plans for compensation earned during 2005 and beyond.
Stock-based Compensation
     At March 31, 2006, Boykin had two long-term incentive plans. Boykin had previously adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. Effective July 1, 2005, Boykin adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Adoption did not have any effect on the Company.

     3. EARNINGS PER SHARE:
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three months ended March 31, 2006 and 2005, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended
	March 31,
	2006	2005
Basic	17,687,567	17,534,081
Effect of dilutive securities:
Common stock options	173,043	67,433
Restricted share grants	95,610	48,557

Diluted	17,956,220	17,650,071
     4. PARTNERSHIP UNITS/MINORITY INTERESTS:
     Other than units owned by Boykin, a total of 2,718,256 units of the Partnership were issued and outstanding at March 31, 2006 and 2005. The weighted average number of partnership units, other than units owned by Boykin, outstanding for each of the three month periods ended March 31, 2006 and 2005 was 2,718,256.
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
     During 2005, Boykin sold its French Lick Springs Resort and Spa located in French Lick, Indiana, the Clarion Hotel & Conference Center located in Yakima, Washington, and the Hampton Inn San Diego Airport/Sea World in San Diego, California.
     The results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center and of the joint venture which owned and leased out the Hampton Inn San Diego Airport/Sea World for the three months ended March 31, 2005 have been reclassified as discontinued operations in the accompanying financial statements. The results of operations of the applicable properties and joint venture were as follows:

Three Months Ended
March 31,
2005
Lease revenue	$354
Hotel revenues	1,986
Hotel operating expenses	(2,761)
Management fees to related party	(48)
Management fees — other	(9)
Property taxes, insurance and other	(194)
Other expenses	(9)
Interest income	2
Real estate related depreciation and amortization	(407)
Minority interest in earnings of joint ventures	(22)

Loss from discontinued operations	$(1,108)

     6. CREDIT FACILITY:
     As of March 31, 2006, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations. The credit facility was expanded during 2005 from $60,000 and four properties were added as security for the facility. Boykin had borrowings of $37,000 and $40,000 under this facility at March 31, 2006 and December 31, 2005, respectively. The facility will be reduced to $60,000 effective July 1, 2006, matures during October 2006 and bears interest at a floating rate of LIBOR plus 3.75% (8.63% at March 31, 2006). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by nine properties with a net carrying value of $88,447 and $89,463 at March 31, 2006 and December 31, 2005, respectively.
     The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. At March 31, 2006 and December 31, 2005, Boykin was in compliance with its covenants.
     7. TERM NOTES PAYABLE:
     Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a term loan agreement in the original amount of $130,000 which matures in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of March 31, 2006 and December 31, 2005 was $97,492 and $98,529, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of March 31, 2006 and December 31, 2005, the loan was secured by six Doubletree hotels with a net carrying value of $181,099 and $182,867, respectively. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at March 31, 2006 and December 31, 2005.
     During 2006, Marathon Partners obtained a term loan in the amount of $7,800. The loan is secured by the Banana Bay Resort & Marina – Marathon which has a net carrying value of $11,946 as of March 31, 2006. The principal balance of the loan is to be repaid upon maturity during January 2008. The loan bears interest at a rate that fluctuates at prime plus 0.75% (8.5% at March 31, 2006). The loan agreement requires certain financial reporting requirements, for which the joint venture was in compliance with at March 31, 2006.
     Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, had a term loan agreement for which the outstanding balance of $91,125 was repaid during the second quarter of 2005. The term loan bore interest at a rate that fluctuated at LIBOR plus 2.35%.
     As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of March 31, 2006, there were no outstanding letters of credit. As of March 31, 2006, Boykin had not entered into any other significant off-balance sheet financing arrangements.
     Maturities of the term notes payable at March 31, 2006 were as follows:

2006	$3,129
2007	4,448
2008	12,588
2009	5,134
2010	5,505
2011 and thereafter	74,488

$105,292

     8. RELATED PARTY TRANSACTIONS:
     Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,748 and $1,681 for the three months ended March 31, 2006 and 2005, respectively. Management fees earned by BMC related to discontinued operations totaled $48 for the three month period ended March 31, 2005. The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors. Boykin had related party payables to BMC of $1,557 and $1,145 as of March 31, 2006 and December 31, 2005, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties. Included within the March 31, 2006 payable balance is $254 related to insurance proceeds received by Boykin related to a property owned by Robert W. Boykin.
     Boykin Chicago L.L.C. had entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71 prior to its sale. Management and other fees earned by the subsidiary during 2005, prior to the sale of Hotel 71, totaled $60.
     For the three months ended March 31, 2006 and 2005, Boykin paid a wholly-owned subsidiary of BMC $28 and $55, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the three months ended March 31, 2005 an additional $1 of sales proceeds was provided to BMC as a result of purchases made by Boykin.
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
     9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
     As of March 31, 2006 and December 31, 2005, there were $1,188 of preferred share dividends which were declared but not paid.
     Interest paid during the three month periods ended March 31, 2006 and 2005 was $2,888 and $3,108, respectively. Approximately $10 of the interest paid was capitalized as a part of the Captiva Villas development project.
     Cash flows from discontinued operations are combined with the cash flows from continuing operations in the consolidated statements of cash flows. For 2005, cash flows related to discontinued operations approximated $800. Additionally, cash flows related to the sale of Hotel 71 contributed approximately $23,300 to cash flows provided by investing activities.
     10. INCOME TAXES:
     Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin is entitled to a dividends paid deduction for certain shareholder distributions, which deduction reduces its taxable income. Boykin is required to pay corporate income taxes on the income, if any, of its TRS subsidiaries and on any REIT taxable income after the effect of dividend paid deductions. In certain cases, dividends paid during the immediately subsequent year may be applied to the prior year’s dividends paid deduction; however, an excise tax may be applicable based on the timing of such distributions. During 2005, Boykin had REIT taxable income in excess of the dividends paid during 2005. Boykin therefore designated the preferred dividend paid during January 2006 as a 2005 dividend. Boykin believes that the preferred dividends which it paid during April 2006, the preferred dividend which Boykin expects to pay in July 2006 and anticipated additional common share dividends of approximately $9,500 which Boykin expects to pay during 2006 will be designated as 2005 dividends. Payments and timing of dividends are subject to approval by the Board of Directors. Boykin recorded an excise tax expense in the fourth quarter of 2005 related to this anticipated timing. Boykin also anticipates that it will incur an Alternative Minimum Tax which was also recorded in the fourth quarter of 2005.
     Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2006, Boykin has a deferred tax asset of approximately $15,785, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization; therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of March 31, 2006, the net operating loss carry-forwards have remaining lives of approximately 16 to 19 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 21 hotels throughout the United States. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of March 31, 2006, Boykin had an 85.5% ownership interest in, was the sole general partner of and conducted all of its business through the Partnership.
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
FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2006
     Revenue per available room (RevPAR) for the first quarter for all hotels owned or partially owned by Boykin for all periods presented, excluding properties not operating due to damage caused by hurricanes, increased 4.5% to $72.00 from last year’s $68.88. The RevPAR increase is a result of a 2.1% increase in average daily rate to $109.89 from last year’s $107.62 and an increase in occupancy to 65.5% during the first quarter of 2006 from 64.0% during the same period in the prior year. Refer to the “Results of Operations” section below for further discussion of our first quarter 2006 results compared to 2005.
     During the first quarter our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share. The dividends were payable to shareholders of record as of March 31, 2006 and were paid on April 14, 2006. The Board did not declare a common share dividend for the first quarter. In 2006, we expect to make common share dividend distributions sufficient to satisfy the distribution requirements relating to 2005 REIT taxable income. The distribution must be made prior to October 16, 2006; however, the exact timing will be dependent upon projections of cash available for distribution and other factors considered relevant by the Board of Directors.

     We continue to pursue strategic acquisitions within our target markets. During the first quarter, Marathon Partners LLC, a joint venture of which we own 50%, purchased the Banana Bay Resort & Marina – Marathon for $12.0 million. The resort, which comprises 65 guestrooms on ten acres, was acquired for potential redevelopment as a condominium hotel project.
     On the development front, we are progressing with the final condominium hotel project at the Pink Shell Beach Resort and Spa. This project, Captiva Villas, will conclude the redevelopment of the resort and will contain 43 beach-front units. Construction commenced in late 2005 and is scheduled for completion in the first quarter of 2007. The units in the new building are being sold as condominiums, with the anticipation that the owners will put their unused room nights back to the resort by contract.
     Based upon our year to date results and our current booking trends, we are anticipating that the second quarter RevPAR for our entire portfolio will be 3.0% to 5.0% above the same period last year with the full year 2006 RevPAR 4.0% to 6.0% above 2005. Net loss attributable to common shareholders per share is expected to range from $0.09 to $0.05 for the second quarter and from $0.45 to $0.32 for the full year. With that assumption, we expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.17 and $0.21 per fully-diluted share for the second quarter and $0.55 to $0.68 per share for the full year. This guidance does not incorporate any impact from property acquisition or disposition activity which may occur and may be further impacted by potential insurance recoveries. For a definition of FFO, a reconciliation of net income to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see the “Non-GAAP Financial Measures” section below.
     Our Melbourne Hilton Oceanfront and Melbourne Suites Beach Resort remain closed due to the damage from Hurricane Frances. The Melbourne hotels are expected to resume normal operations during June or July of 2006, subject to the timing of the repair of the properties. We anticipate adding improvements beyond the scope of the repair, which we anticipate will enhance the revenues and profitability of the properties.
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
CRITICAL ACCOUNTING POLICIES
Investment in Hotel Properties
     We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We did not believe that there were any factors or circumstances indicating impairment in the first quarter of 2006.
     If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis. Our operating results are also subject to the risks discussed within this Quarterly Report on Form 10-Q.
Revenue recognition
   Hotel Condominium Revenues-
The related gross rental income generated by units put back to the resort by contract for use as hotels rooms and the units owned by Boykin is recorded by the resort and included in hotel revenues within the consolidated financial statements. Under the terms of their contracts, a percentage of the gross rental income of each unit is to be remitted to the respective unit owner. The remitted amounts are recorded as expenses within the property taxes, insurance and other line of the consolidated financial statements.
Percentage of completion — In 2006, we began recognizing revenue related to the Captiva Villas project under the percentage of completion method. Condominium project revenues and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2006, revenue was recognized under percentage of completion accounting as the Captiva Villas project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project, for determinations of sales price collectibility, and for total cost of the project.
   Insurance Recoveries –
Since 2003, we have had several significant open insurance claims for water infiltration remediation and hurricane damage.
We record insurance recoveries in an amount equal to the losses recorded by the property being covered as the losses are recognized until such time as those recoveries are deemed not probable or reasonably estimable. Amounts in excess of those losses are recognized to the extent that cash has been received or a settlement has been reached and the amount is not considered to be an advance on future losses. Business interruption recoveries are reflected as other hotel revenues within the consolidated financial statements. Property insurance recoveries are reflected as gain on sale/disposal of assets within the consolidated financial statements. Fees due to service providers in connection with casualty insurance recoveries are reflected as reductions in the gain recognized. Fees due to service providers related to business interruption insurance recoveries are reflected as corporate general and administrative expenses within the consolidated financial statements.
As other property insurance claims are filed for repair work done at the properties, we record estimated recoveries to offset the costs incurred, less appropriate deductibles.
FINANCIAL CONDITION
March 31, 2006 Compared to December 31, 2005
     Included in restricted cash as of December 31, 2005 was $22.7 million of funds from the sale of the Hampton Inn San Diego Airport/Sea World which were held by a third party intermediary for potential use in a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. During January 2006, the potential like-kind exchange was cancelled, and the cash held by the third party intermediary was released from restricted and transferred into operating cash.
     As a result of the progress made regarding the Captiva Villas project at the Pink Shell Beach Resort and Spa, as of March 31, 2006, outstanding accounts receivable related to the recognition of revenue for the units based upon the percentage of completion method totaled $1.0 million. Deposits received from the pre-sales totaling $3.7 million are recorded as accounts payable and accrued expenses as of March 31, 2006. The portion of the deposits available for use as payment of construction costs approximated $1.3 million. The remaining portion that is not available is reflected in restricted cash. Costs incurred in the preparation for and the commencement of construction of the units in excess of revenue recognized totaled $3.2 million and $1.9 million as of March 31, 2006 and December 31, 2005, respectively, and are reflected in the consolidated balance sheets as other assets.
RESULTS OF OPERATIONS
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
     Total revenues from continuing operations decreased slightly to $53.1 million for the first quarter 2006 versus $53.3 million for the same period in 2005. Hotel revenues for the three months ended March 31, 2006 were $52.0 million, a 2.3% decrease from $53.3 million in hotel revenues for the same period in 2005. Included in first quarter 2005 hotel revenues is $1.3 million related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003, the first half of 2004 and 2005, as well as $2.7 million of business interruption insurance recoveries related to the two closed Melbourne properties. There were no revenues or insurance recoveries recorded related to the two Melbourne hotels during the first quarter of 2006 and only approximately $21,000 of business interruption insurance recoveries related to the property which was remediated. Included in 2006 hotel revenues is approximately $0.6 million related to the Banana Bay Resort & Marina which was acquired during the first quarter of 2006. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Offsetting the decrease in hotel revenues is the $1.0 million inclusion of revenues from condominium development and unit sales as a result of the progress made on the Captiva Villas project during 2006.
     Hotel operating profit margins, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of the consolidated hotels operated under the TRS structure for the first quarter of 2006 were 27.2%, a decrease from 32.6% for the first quarter of 2005. Excluding all business interruption amounts from 2006 and 2005 and the Banana Bay Resort & Marina which was acquired during 2006, hotel operating profit margins for the portfolio decreased to 27.6%, from 28.0% in 2005.
     Property taxes, insurance and other increased approximately $0.3 million to $4.8 million for the first quarter of 2006 versus the first quarter of 2005, primarily as a result of increases in insurance costs due to rising insurance rates partially offset by refunds and reductions related to property taxes.

     Cost of condominium development and unit sales of $0.9 million for the first quarter of 2006 related to the progress of the Captiva Villas project. There were no similar costs recorded during the first quarter of 2005 as the project had not met established criteria at that time.
     Corporate general and administrative expenses for the first quarter of 2006 increased approximately $0.8 million from the same period in 2005. This increase is comprised primarily of the occurrence of certain non-recurring professional fees and expenses as well as the increase in the fair market value of the employee deferred compensation rabbi trust accounts.
     Interest income increased approximately $0.5 million during the quarter ended March 31, 2006 versus the first quarter of 2005 as a result of higher amounts of cash and restricted cash on hand throughout the period as well as the increase in the fair market value of the employee deferred compensation rabbi trust accounts.
     Interest expense decreased from $3.2 million to $2.9 million from the first quarter of 2005 to the first quarter of 2006 as a result of the payoff of the outstanding balance of the original $108.0 million term loan during 2005 partially offset by the addition of the loan supporting the Banana Bay Resort & Marina – Marathon acquired during 2006, the recognition of $0.2 million of interest expense related to the deferred gain recognition on the 2005 sale of the San Diego property and an approximate $26.0 million increase in the weighted average outstanding balance on our credit facility at an approximate 2% higher weighted average interest rate.
     Equity in income of unconsolidated joint ventures including gain on sale decreased approximately $11.1 million from the first quarter of 2005 to the first quarter of 2006. The first quarter of 2005 included the recognition of our share of the gain on the sale of Hotel 71, which was owned by one of our unconsolidated joint ventures.
     Gain on sale/disposals of assets during the first quarter of 2006 totaled $0.5 million as a result of additional property insurance recoveries received related to hotels damaged by Hurricane Wilma in the fourth quarter of 2005. Gain on sale/disposal of assets during the first quarter of 2005 totaled $6.9 million as a result of the recording of property insurance proceeds received or due to us in excess of the net book value of the disposed assets related to water infiltration remediation and the damages suffered by the Melbourne properties from Hurricane Frances.
     As a result of the above, the first quarter 2006 resulted in net loss before discontinued operations of $0.9 million compared with net income of $16.8 million in the same period last year.
     In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center sold during 2005 and of the joint venture which owned and leased out the Hampton Inn San Diego Airport/Sea World sold in 2005 for the three months ended March 31, 2005, have been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.
Non-GAAP Financial Measures
     We use certain non-GAAP financial measures, funds from operations attributable to common shareholders (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP. The following discussion defines these terms and describes why we believe they are useful measures of our performance as well as provides a reconciliation from GAAP measures to these non-GAAP measures for each of the three month periods ended March 31, 2006 and 2005.
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

     We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than we do.
     The following is a reconciliation between net income (loss) and FFO for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(852)	$15,892
Minority interest	(478)	2,455
Gain on sale/disposal of assets	(539)	(6,876)
Real estate related depreciation and amortization	5,437	5,675
Real estate related depreciation and amortization included in discontinued operations	—	407
Equity in income of unconsolidated joint ventures including gain on sale	(3)	(11,066)
FFO adjustment related to joint ventures	118	(394)
Preferred dividends declared	(1,188)	(1,188)

Funds from operations after preferred dividends	$2,495	$4,905
Less: Funds from operations related to minority interest	332	658

Funds from operations attributable to common shareholders	$2,163	$4,247

EBITDA
     We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT.
     The following is a reconciliation between operating income and EBITDA for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Operating income	$967	$5,015
Interest income	504	12
Other income	16	—
Real estate related depreciation and amortization	5,437	5,675
EBITDA attributable to discontinued operations	—	(679)
Company’s share of EBITDA of unconsolidated joint ventures	286	77
EBITDA applicable to joint venture minority interest	(88)	(32)

EBITDA	$7,122	$10,068

Key Hotel Operating Statistics
     The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
All Hotels (18 hotels) (a) (b)
Hotel revenues (in thousands)	$53,350	$52,228
RevPAR	$72.00	$68.88
Occupancy	65.5%	64.0%
Average daily rate	$109.89	$107.62
Comparable Hotels (17 hotels) (b) (c)
Hotel revenues (in thousands)	$51,458	$50,540
RevPAR	$71.65	$68.82
Occupancy	65.3%	63.9%
Average daily rate	$109.72	$107.69

(a)	Includes all hotels owned or partially owned by Boykin for all periods presented, excluding properties not operating due to damage caused by hurricanes.

(b)	Results calculated including 35 lock-out rooms at the Radisson Suite Beach Resort on Marco Island.

(c)	Includes consolidated hotels owned or partially owned by Boykin and operated under the TRS structure for all periods presented, excluding properties not operating due to damage caused by hurricanes.

LIQUIDITY AND CAPITAL RESOURCES:
          Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium sales. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including, but not limited to:
•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may be seasonal and which may be adversely impacted by health and safety-related concerns;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Impact of the financial difficulties of the airline industry;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance and energy;

•	Weather-related issues;

•	Increases in supply of rooms as a result of the construction of new hotels; and

•	Actual or threatened acts of terrorism and actions taken against terrorists that causes public concern about travel safety.
          The cash flow from condominium development is subject to risk factors common to real estate sales and development, including, but not limited to:
•	Competition from other condominium projects;

•	Construction delays;

•	Reliance on contractors and subcontractors;

•	Construction cost overruns;

•	Market pressures surrounding pricing of condominium units and their effect on condominium purchasers willingness to close on the sales; and

•	The ability of the condominium purchasers to secure financing.
          As of March 31, 2006, we had $25.2 million of unrestricted cash and cash equivalents, $4.9 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance and $2.4 million of restricted cash representing deposits on condominium sales.
          We have a $100.0 million credit facility ($37.0 million outstanding as of March 31, 2006) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was $99.2 million at March 31, 2006. The facility will be reduced to $60.0 million effective July 1, 2006. For information relating to the terms of our credit facility and our term note please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.
          The credit facility contains covenants regarding overall leverage and debt service coverage. At March 31, 2006, we were in compliance with the covenants of the credit facility. No assurance can be made that we will comply with such covenants in the future. Our $130.0 million term note payable and our $7.8 million term note payable are comprised of property-specific mortgages and have only financial reporting covenants. There were outstanding borrowings at quarter end totaling $105.3 million against our term notes payable.
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
          We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, development projects, distributions on the preferred shares, expected common share divdiends and any distribution required to maintain our REIT status. We anticipate that these needs will be met with cash on hand, cash flows provided by operating activities, cash availability under the credit facility, new borrowings, and proceeds from dispositions of non-core assets. We also consider capital improvements, construction, and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.

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
     Based upon its review of the Company’s liquidity and capital requirements, the Board of Directors did not declare a dividend with respect to our common shares for the first quarter of 2006. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders unless such distributions are required for us to maintain our REIT status or to offset the need to pay federal income taxes. The credit facility does not limit distributions to preferred shareholders. The timing and amount of any declaration of a common share dividend will depend on various factors, including the continued improving performance of our hotels, our projected cash available for distribution, our projected taxable income, and other factors that our Board of Directors considers relevant. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares. In 2006, we expect to make common share dividend distributions sufficient to offset the need to pay additional tax on 2005 REIT taxable income.
Capital Projects
     For the three months ended March 31, 2006, we spent approximately $11.7 million for capital and technology improvements at our hotels, excluding property acquisitions. This amount included planned refurbishments and replacements at selected existing hotels and reconstruction of the two Melbourne, Florida properties damaged as a result of Hurricane Frances. We anticipate spending an additional $7.5 million to $8.5 million related to capital expenditures for the remainder of 2006, plus approximately $16.5 million relating to the hurricane-damaged properties. The repairs of the hurricane-damaged properties are expected to be completed and the hotels to resume normal operations during June or July of 2006.
     Construction of the Captiva Villas development project at the Pink Shell commenced during the fourth quarter of 2005. We expect to fund construction costs using a combination of cash available from operations and borrowings on our credit facility, as well as deposits received pursuant to the sales contracts.
Off Balance Sheet Arrangements
     We believe that neither Boykin nor its unconsolidated entities have entered into any off balance sheet arrangements which would have a current or future impact on our financial condition, changes in financial condition, results of operations, liquidity or capital resources in ways which would be considered material to our investors.
Cash Flows
     Cash flows from discontinued operations are combined with the cash flows from continuing operations in the Consolidated Statements of Cash Flows within Boykin’s consolidated financial statements. For the three months ended March 31, 2005, cash flows related to discontinued operations approximated $0.8 million. Additionally, cash flows related to the sale of Hotel 71 contributed approximately $23.3 million to cash flows provided by investing activities. The 2005 sales of properties are not expected to have a material impact on the future liquidity and capital resources of the Company.
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
     Our portfolio is susceptible to disproportionate impacts from changes in Florida tourism, weather-related items and other regional effects on operating costs because six of our properties are located in Florida.
     As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or local business economies, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our primary market risk exposure consists of changes in interest rates on borrowings under our secured credit facility and our $7.8 million loan that bear interest at variable rates that fluctuate with market interest rates.
     We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 69% of our outstanding debt at March 31, 2006, was fixed-rate in nature, compared with 71% at December 31, 2005. The weighted average interest rate of our variable rate debt and total debt as of March 31, 2006 was 8.6% and 7.4%, respectively.
     Our share of debt under our unconsolidated joint venture with Concord Hospitality Enterprises of $9.0 million at March 31, 2006 is fixed at a rate of 5.99% per annum.
     We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. As of March 31, 2006, we do not have any material market-sensitive financial instruments.
     We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million, based upon the balances outstanding on our variable rate instruments at March 31, 2006.
     Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by approximately $1.9 million as compared with the fair market value at March 31, 2006, which was approximately $0.8 million lower than the carrying value.
ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The nature of our operations exposes us to the risk of claims and litigation in the normal course of business.
     With regard to the case entitled Boykin Hotel Properties, L.P. vs. Liberty Mutual Fire Insurance Company, filed in the Court of Common Pleas, Cuyahoga County, Ohio on November 16, 2005, Case No. CV 05 577457 and removed to the United States District Court, Northern District of Ohio, Eastern Division on December 22, 2005, Case No. 1:05cv2949 (as further described in our Annual Report on Form 10-K for the year ended December 31, 2005), the initial case management conference occurred on March 22, 2006 and initial discovery has commenced. Although the outcome of the described matter cannot be determined, management does not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operations or liquidity.
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
ITEM 1A. RISK FACTORS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Price Paid	Publicly Announced	Yet Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
January 1, 2006 – January 31, 2006	19,841	$12.145	—	—
February 1, 2006 – February 28, 2006	—	—	—	—
March 1, 2006 – March 31, 2006	—	—	—	—

Total	19,841	$12.145	—	—
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

May 5, 2006	/s/ Robert W. Boykin
Robert W. Boykin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 5, 2006	/s/ Shereen P. Jones
Shereen P. Jones
Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	(a)	Amended and Restated Articles of Incorporation, as amended
3.2	(b)	Code of Regulations
3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A
4.1	(b)	Specimen Share Certificate
4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan
4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent
4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank
4.4	(c)	Form of Preferred Share Certificate
4.5	(c)	Form of Depositary Receipt
31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.
	(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.
	(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.
	(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.
	(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.