Form 10-Q
period 2006-06-30
BOYKIN LODGING CO
filed 2006-08-08
CIK 1015859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares, without par value, outstanding as of July 31, 2006 was 17,687,567.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOYKIN LODGING COMPANY
INDEX TO FINANCIAL STATEMENTS

BOYKIN LODGING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(unaudited, dollar amounts in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Investment in hotel properties	$520,377	$483,334
Accumulated depreciation	(146,034)	(135,667)

Investment in hotel properties, net	374,343	347,667
Cash and cash equivalents	12,241	16,290
Restricted cash	9,460	31,699
Accounts receivable, net of allowance for doubtful accounts of $292 and $340 as of June 30, 2006 and December 31, 2005, respectively	7,955	6,621
Inventories	1,174	1,223
Deferred financing costs and other, net	1,272	1,933
Investment in unconsolidated joint ventures	1,412	1,410
Other assets	16,349	12,368
Assets related to discontinued operations, net	28,216	28,594

	$452,422	$447,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings against credit facility	$34,000	$40,000
Term notes payable	103,917	98,529
Accounts payable and accrued expenses	44,370	36,391
Accounts payable to related party	934	962
Dividends/distributions payable	1,188	1,188
Minority interest in joint ventures	2,649	777
Minority interest in operating partnership	13,025	13,946
Liabilities related to discontinued operations	1,301	1,462
SHAREHOLDERS’ EQUITY:
Preferred shares, without par value; 10,000,000 shares authorized; 181,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005 (liquidation preference of $45,250)	—	—
Common shares, without par value; 40,000,000 shares authorized; 17,687,567 and 17,594,081 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	361,068	361,309
Distributions and losses in excess of income	(107,964)	(104,261)
Unearned compensation – restricted shares	(2,066)	(2,498)

Total shareholders’ equity	251,038	254,550

	$452,422	$447,805

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005
(unaudited, amounts in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Hotel revenues
Rooms	$33,808	$32,303	$65,057	$61,192
Food and beverage	15,240	15,456	29,814	28,960
Other	1,977	3,352	3,806	9,276

Total hotel revenues	51,025	51,111	98,677	99,428
Other operating revenue	41	40	74	123
Revenues from condominium development and unit sales	242	—	1,248	—

Total revenues	51,308	51,151	99,999	99,551
Expenses:
Hotel operating expenses
Rooms	8,080	7,681	15,699	14,687
Food and beverage	9,909	10,089	19,630	19,285
Other direct	1,343	1,379	2,650	2,676
Indirect	15,628	14,921	30,804	29,174
Management fees to related party	1,246	1,570	2,785	3,100

Total hotel operating expenses	36,206	35,640	71,568	68,922
Property taxes, insurance and other	4,635	4,096	9,070	8,395
Cost of condominium development and unit sales	216	—	1,124	—
Real estate related depreciation and amortization	5,179	5,470	10,393	10,941
Corporate general and administrative	3,995	3,821	7,088	6,084

Total operating expenses	50,231	49,027	99,243	94,342
Operating income	1,077	2,124	756	5,209
Interest income	92	422	597	434
Other income	—	—	16	—
Interest expense	(2,724)	(3,015)	(5,617)	(6,198)
Amortization of deferred financing costs	(473)	(286)	(939)	(639)
Minority interest in (earnings) loss of joint ventures	6	—	(9)	—
Minority interest in (income) loss of operating partnership	561	392	1,324	(1,918)
Equity in income of unconsolidated joint ventures including gain on sale	209	93	212	11,159

Income (loss) before gain on sale/disposal of assets and discontinued operations	(1,252)	(270)	(3,660)	8,047
Gain on sale/disposal of assets	6	38	6	6,914

Income (loss) before discontinued operations	(1,246)	(232)	(3,654)	14,961
Discontinued operations:
Discontinued operations, net of operating partnership minority interest expense of $133 and $403 for the three and six months ended June 30, 2006 and $1,303 and $1,426 for the three and six months ended June 30, 2005, respectively	771	7,459	2,327	8,158

Net income (loss)	$(475)	$7,227	$(1,327)	$23,119

Preferred dividends	(1,188)	(1,188)	(2,376)	(2,376)

Net income (loss) attributable to common shareholders	$(1,663)	$6,039	$(3,703)	$20,743

Net income (loss) attributable to common shareholders before discontinued operations per share
Basic	$(0.14)	$(0.08)	$(0.34)	$0.72
Diluted	$(0.14)	$(0.08)	$(0.34)	$0.71
Discontinued operations per share
Basic	$0.04	$0.43	$0.13	$0.47
Diluted	$0.04	$0.42	$0.13	$0.46
Net income (loss) attributable to common shareholders per share (a)
Basic	$(0.09)	$0.34	$(0.21)	$1.18
Diluted	$(0.09)	$0.34	$(0.21)	$1.17
Weighted average number of common shares outstanding
Basic	17,688	17,544	17,688	17,539
Diluted	17,876	17,789	17,926	17,737

(a)	Per share amounts may not add due to rounding.
See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(unaudited, dollar amounts in thousands except for per share data)

				Distributions
			Additional	and Losses
	Preferred	Common	Paid-In	In Excess of	Unearned
	Shares	Shares	Capital	Income	Compensation	Total
Balance at December 31, 2005	181,000	17,594,081	$361,309	$(104,261)	$(2,498)	$254,550
Vesting of restricted common share grants	—	113,327	—	—	—	—
Common share purchases for treasury	—	(19,841)	(241)	—	—	(241)
Dividends declared — $13.125 per Class A preferred share	—	—	—	(2,376)	—	(2,376)
Amortization of unearned compensation	—	—	—	—	432	432
Net loss	—	—	—	(1,327)	—	(1,327)

Balance at June 30, 2006	181,000	17,687,567	$361,068	$(107,964)	$(2,066)	$251,038

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(unaudited, amounts in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,327)	$23,119
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities —
Gain on sale/disposal of assets	(678)	(15,098)
Depreciation and amortization	11,705	12,594
Charges related to equity based compensation	432	1,165
Equity in income of unconsolidated joint ventures including gain on sale	(212)	(11,159)
Deferred lease revenue	—	630
Minority interests	(912)	3,389
Changes in assets and liabilities — Accounts receivable and inventories	(887)	3,577
Accounts payable and accrued expenses	7,790	(1,553)
Amounts due to/from lessees	(3)	(291)
Other	(4,477)	(234)

Net cash flow provided by operating activities	11,431	16,139

Cash flows from investing activities:
Distributions received from unconsolidated joint ventures	210	23,697
Changes in restricted cash	22,239	3,229
Improvements and additions to hotel properties, net	(37,096)	(7,479)
Net proceeds from sale of assets	690	34,630

Net cash flow provided by (used in) investing activities	(13,957)	54,077

Cash flows from financing activities:
Payments of dividends and distributions	(2,376)	(2,376)
Net borrowings (repayments) against credit facility	(6,000)	33,554
Term note borrowings	7,800	—
Repayment of term notes	(2,412)	(93,043)
Payment of deferred financing costs	(157)	(1,394)
Net proceeds from issuance of common shares	—	118
Cash payment for common share purchases	(241)	(142)
Contributions from (distributions to) to joint venture minority interest partners, net	1,863	(110)

Net cash flow used in financing activities	(1,523)	(63,393)

Net change in cash and cash equivalents	$(4,049)	$6,823
Cash and cash equivalents, beginning of period	16,290	13,521

Cash and cash equivalents, end of period	$12,241	$20,344

See notes to consolidated financial statements.

BOYKIN LODGING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited, dollar amounts in thousands except per share and per unit data)
     1. BACKGROUND:
     Boykin Lodging Company, an Ohio corporation (together with its subsidiaries “Boykin”), is a real estate investment trust (“REIT”) that owns hotels throughout the United States of America. As of June 30, 2006, Boykin owned interests in 21 hotels containing a total of 5,871 guest rooms located in 13 states.
Formation
     Boykin was formed and completed an initial public offering (“IPO”) in 1996 to acquire, own and redevelop full and select service hotels. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership that transacts business and holds the direct and indirect ownership interest in Boykin’s hotels. As of June 30, 2006, Boykin had an 85.5% ownership interest in and was the sole general partner of the Partnership.
     Since the IPO, Boykin has raised capital through a combination of common and preferred share issuances, debt financings, joint ventures and cash flow generated from operations.
Merger Agreement
     Boykin and the Partnership entered into an Agreement and Plan of Merger, dated May 19, 2006 (the “Merger Agreement”) with Braveheart Investors LP, a Delaware limited partnership (“Parent”), Braveheart II Realty (Ohio) Corp., an Ohio corporation and a wholly owned subsidiary of Parent (“REIT Merger Sub”), Braveheart II Properties Holding LLC, a Delaware limited liability company (“OP Holdco”), and Braveheart II Properties Company LLC, an Ohio limited liability company and an indirectly wholly owned subsidiary of Parent (“OP Merger Sub”), pursuant to which OP Merger Sub will merge with and into the Partnership (the “OP Merger”), with the Partnership surviving as the surviving limited partnership and REIT Merger Sub will merge with and into Boykin (the “REIT Merger”), with Boykin continuing as the surviving corporation, (hereinafter sometimes referred to as the “Surviving Corporation”). Parent, REIT Merger Sub and OP Holdco and OP Merger Sub (the “Purchaser Parties”) are affiliates of Westmont Hospitality Group and Cadim Inc., a wholly owned subsidiary of Caisse de dépôt et placement du Québec.
     Pursuant to the Merger Agreement, at the effective time of the REIT Merger and the OP Merger (the “Mergers”), each outstanding common share of Boykin and each unit of limited partnership interest in the Partnership for which a notice of redemption has been received prior to the effective time of the OP Merger, respectively, will be converted automatically into the right to receive $11.00, less the amount of any dividends or distribution paid by Boykin or the Partnership, respectively, on outstanding common shares or limited partnership units prior to closing. Each outstanding depositary share, representing a 1/10 fractional interest in a share of Boykin’s 10-1/2% Class A Cumulative Preferred Shares, Series 2002-A will be converted into the right to receive a cash payment of $25.00 (plus all accrued and unpaid dividends, whether or not declared). Boykin, the Partnership and the Purchaser Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, Boykin and the Partnership making covenants not to solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information relating to an alternative transaction.
     Boykin’s Board of Directors has unanimously approved the merger agreement (with Robert W. Boykin, Chairman and Chief Executive Officer of Boykin abstaining) and has recommended the approval of the transaction by Boykin’s common shareholders. Holders of common shares of Boykin as of August 4, 2006 will be asked to vote on the proposed transaction at a special meeting that will be held on September 12, 2006. Completion of the transaction, which is expected to occur during September 2006, is contingent on customary closing conditions and the approval of Boykin’s common shareholders. Availability of financing for the Mergers is not a condition to the Purchaser Parties’ obligations to close.
     Contemporaneously with the execution of the Merger Agreement, Boykin entered into agreements to sell its interests in the Pink Shell Beach Resort & Spa and the Banana Bay Resort & Marina – Marathon to entities (the “Boykin Entities”) controlled by Mr. Boykin. The total purchase price for these interests is approximately $14,600 and will be adjusted based upon the additional capital investment and other cash flows of such interests from April 1, 2006 through the actual closing date. The closing of the sales to the Boykin Entities is contingent upon the satisfaction of the conditions to the closing of the Mergers.
     Three shareholder complaints have been filed against Boykin and each the members of its Board of Directors seeking to, among other things, enjoin Boykin and its directors from proceeding with or consummating the mergers and to rescind, to the extent already implemented, the merger agreement and related transactions. Based on the facts known to date, the defendants believe that the claims asserted are without merit and intend to defend these suits vigorously.
Radisson Suite Beach Resort – Marco Island
     In May 2006, Boykin Marco LLC (“Boykin Marco”), a wholly owned subsidiary of the Partnership, entered into a definitive agreement to sell the Radisson Suite Beach Resort – Marco Island (“Marco Island”) to Marriott Ownership Resorts, Inc., an unaffiliated party, for a purchase price of $58,000. The proposed purchaser made non-refundable deposits of $6,000 in the second quarter of 2006. The sale closed in July 2006.
Consolidated Joint Ventures
     In 2005, Boykin became a 50% partner in Marathon Partners LLC (“Marathon Partners”). In 2006, Marathon Partners purchased the Banana Bay Resort & Marina – Marathon for $12,000. The joint venture agreement provides that Boykin will act as the Company Manager of Marathon Partners and perform all day to day development functions related to the operation of and the potential redevelopment of the property as a hotel/condominium. Each partner is required to make capital contributions to the joint venture in equal proportions; provided, however, that once each partner has invested $1,250 of capital into the joint venture, Boykin’s joint venture partner may elect not to make additional contributions. In the event Boykin makes mandatory capital contributions to the joint venture in excess of $1,250 and the joint venture partner elects not to make contributions on an equal basis, Boykin will be entitled to a preferred return on its excess contributions. Because of the controlling nature of Boykin’s ownership interest in this joint venture, Boykin consolidates this joint venture into its financial statements.
     In 2005, the consolidated joint venture which owned the Hampton Inn San Diego Airport/Sea World sold their hotel. Boykin was a 91% partner in the partnership, Boykin San Diego LLC. The partnership will be dissolved following the satisfaction of all outstanding obligations of the partnerships.
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
     The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Boykin’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005:

	Boykin/AEW		Boykin/Concord
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Total assets	$1,748	$2,828	$20,289	$20,499

Accrued expenses	806	1,934	564	578
Outstanding debt	—	—	17,909	18,078

Total liabilities	806	1,934	18,473	18,656
Minority interest	229	224	—	—
Equity	713	670	1,816	1,843

Investment in unconsolidated joint venture	$504	$488	$908	$922

	Boykin/AEW				Boykin/Concord
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$—	$6	$—	$2,009	$2,422	$2,221	$4,314	$3,909
Hotel operating expenses	30	(78)	32	(2,111)	(1,370)	(1,234)	(2,630)	(2,315)
Management fees to related party	—	—	—	(60)	—	—	—	—
Real estate related depreciation	—	—	—	(772)	(286)	(281)	(570)	(561)
Property taxes, insurance and other	—	—	11	(368)	(83)	(83)	(166)	(162)

Operating income (loss)	30	(72)	43	(1,302)	683	623	948	871
Interest and other income	8	4	15	28	4	2	8	3
Amortization	—	—	—	(133)	(11)	(11)	(22)	(22)
Interest expense	—	—	—	(512)	(272)	(277)	(542)	(552)
Gain (loss) on sale/disposal of assets	—	(4)	—	29,308	—	—	—	—
Other	—	—	—	—	(19)	(87)	(19)	(112)

Net income (loss) before minority interest	38	(72)	58	27,389	385	250	373	188
Boykin’s share of net income (loss)	16	(32)	25	12,012	193	125	187	94
Reduction of additional basis in Boykin Chicago, L.L.C	—	—	—	(947)	—	—	—	—

	16	(32)	25	11,065	193	125	187	94
Taxable REIT Subsidiaries
     As of June 30, 2006, all hotels in which Boykin had an ownership interest were operated under a taxable REIT subsidiary (“TRS”) structure. The Hampton Inn San Diego Airport/Sea World, which was sold during 2005, was never operated under a TRS structure. Prior to the sale, lease revenue was recorded within the consolidated financial statements related to this property.
     Bellboy, Inc. (“Bellboy”) is a wholly-owned TRS of Boykin which, through its subsidiaries, leased 19 of Boykin’s properties as of June 30, 2006. The Banana Bay Resort & Marina – Marathon is owned by a subsidiary of Bellboy. The Boykin/Concord joint venture has a related TRS entity, BoyCon Leasing, Inc., that leases its property.
     The consolidated financial statements include the operating results of the consolidated hotels operated under the TRS structure.
Hotel Managers
     As of June 30, 2006, Boykin Management Company Limited Liability Company (“BMC”) and certain of its subsidiaries managed 20 of the 21 hotels in which Boykin had an ownership interest. BMC is owned by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin (53.8%), and his brother, John E. Boykin (46.2%). Concord managed one property, the Meadowlands-Lyndhurst Courtyard by Marriott, as of such date.

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
          These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Boykin believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The operations of the hotels have historically been seasonal. The hotels located in Florida have historically experienced their highest occupancy in the first quarter, while the remaining hotels have historically maintained higher occupancy rates during the second and third quarters. For further information, refer to the consolidated financial statements and footnotes thereto included in Boykin’s annual report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
Condominium Units
          Condominium project revenue and expenses for units under construction are recognized using the percentage of completion method upon satisfaction of certain criteria. Revenue is recognized under the completed contract method until such criteria is met. During the three and six month periods ended June 30, 2006, Boykin reported revenues of $242 and $1,248 respectively, and costs of $216 and $1,124, respectively, using the percentage of completion method of accounting related to the Captiva Villas project. The outstanding accounts receivable related to the recognition of revenue for the project totaled $1,248 as of June 30, 2006.
          As of June 30, 2006 and December 31, 2005, costs incurred in the preparation for and the commencement of construction of the Captiva Villas in excess of revenue recognized totaling $5,320 and $1,899, respectively, as well as the original $900 basis in the land on which the new building is being constructed, are reflected in the consolidated balance sheets as other assets. Deposits received for the purchase of units totaling $4,623 are reflected as a liability on the consolidated balance sheet as of June 30, 2006. A portion of the deposits was available for use as payment of construction costs. The portion that is not available is reflected in restricted cash. For the three and six months periods ended June 30, 2006, approximately $48 and $59, respectively, of the interest incurred on the credit facility was capitalized into this project.
Investment in Hotel Properties
          Boykin reviews the hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Boykin does not believe that there are any factors or circumstances indicating impairment of any investments in hotel properties as of June 30, 2006.
          As of June 30, 2006, Marco Island was considered held for sale as defined within the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and has been classified as discontinued operations within the financial statements for all periods presented. Boykin considers assets to be “held for sale” when they are under contract, significant non-refundable deposits have been made by the potential buyer and the assets are immediately available to be sold.
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
          Beginning in September 2004, Boykin’s two hotels located in Melbourne, Florida were closed due to damage sustained from Hurricane Frances. During the three and six months ended June 30, 2005, Boykin recorded business interruption insurance recoveries of

$1,281 and $4,007, respectively. Property insurance recoveries of $3,700 were received and recorded for the six months ended June 30, 2005 for these properties.
          In October 2005, three of Boykin’s hotels located in southwest Florida suffered damage due to Hurricane Wilma. Included in accounts receivable at December 31, 2005 were estimated recoveries of $332 which were recorded to offset costs incurred and losses on disposal of damaged assets. The properties were cross-insured with other properties not owned by Boykin that are managed by BMC and its subsidiaries or owned directly or indirectly by Robert W. Boykin, Chairman and Chief Executive Officer of Boykin. As Boykin was the primary insured party in the claim, all insurance proceeds are paid to Boykin and then are allocated to the insured parties. During the first quarter of 2006, $1,500 was collected of which $197 is recorded in accounts payable to related party relative to the Robert W. Boykin owned property, $168 is recorded in accounts payable and accrued expenses for the BMC managed property not owned by Boykin, $70 is recorded in accounts payable and accrued expenses relating to fees for the claims and $61 was used to pay fees related to the claim. The remaining proceeds relieved the December 31, 2005 outstanding accounts receivable in full and $672 was recorded in discontinued operations as gain on sale/disposal of assets within the consolidated financial statements for the six months ended June 30, 2006.
          In 2003 and in 2005, Boykin disposed of certain assets due to water infiltration remediation activities. Property insurance recoveries recorded during the six months ended June 30, 2005 totaled $2,436. Approximately $1,350 of proceeds were received and recognized during the six months ended June 30, 2005 related to the business interruption insurance claim for the period in which the water infiltration remediation activities occurred. As of December 31, 2005, an additional $21 of business interruption insurance recoveries were deferred until completion of the remediation, which occurred during 2006.
          For the six months ended June 30, 2005, $1,006 of property insurance recoveries were received and recorded related to water infiltration remediation activities at another of Boykin’s properties. These proceeds were recorded as gain on sale/disposal of assets within the consolidated financial statements.
          As other property insurance claims are filed for repair work done at the properties, Boykin records estimated recoveries to offset the costs incurred, less appropriate deductibles.
Deferred Compensation Plans
          Boykin has nonqualified deferred compensation programs which permitted certain employees to annually elect (via individual contracts) to defer a portion of their compensation on a pre-tax basis. To assist in the funding of these programs, Boykin has purchased shares of mutual funds as directed by the participants and placed them in rabbi trusts. The market value of the mutual fund shares included in other assets totaled $3,304 and $3,204 at June 30, 2006 and December 31, 2005, respectively. A liability of the equal amount is recorded within accounts payable and accrued expenses within the consolidated financial statements as of each period. Boykin no longer permits deferrals into these plans for compensation earned during 2005 and beyond.
Stock-based Compensation
          At June 30, 2006, Boykin had two long-term incentive plans. Boykin had previously adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee share option plan. Effective July 1, 2005, Boykin adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Adoption did not have any effect on Boykin.
          3. EARNINGS PER SHARE:
          Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three and six months ended June 30, 2006 and 2005, the weighted average basic and diluted common shares outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic	17,687,567	17,543,916	17,687,567	17,539,026
Effect of dilutive securities:
Common stock options	106,549	123,898	139,843	97,375
Restricted share grants	82,216	121,582	98,717	100,304

Diluted	17,876,332	17,789,396	17,926,127	17,736,705
          4. PARTNERSHIP UNITS/MINORITY INTERESTS:
          Other than units owned by Boykin, a total of 2,718,256 units of the Partnership were issued and outstanding at June 30, 2006 and 2005. The weighted average number of partnership units, other than units owned by Boykin, outstanding for each of the three and six month periods ended June 30, 2006 and 2005 was 2,718,256.
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
          In May 2006, Boykin entered into a contract to sell Marco Island; as of June 30, 2006, the property was considered held for sale as defined within the provisions of SFAS No. 144.
          The assets and liabilities of the French Lick Springs Resort and Spa, the Clarion Hotel & Conference Center, the joint venture which owned and leased out the Hampton Inn San Diego Airport/Sea World and Marco Island as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005 have been reclassified as discontinued operations in the accompanying financial statements. The results of operations and the financial position related to the applicable properties and joint venture were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Lease revenue	$—	$354	$—	$709
Hotel revenues	3,934	4,290	8,296	11,221
Hotel operating expenses	(2,507)	(3,273)	(4,813)	(8,511)
Management fees to related party	(132)	(110)	(342)	(310)
Management fees — other	—	(11)	—	(19)
Property taxes, insurance and other	(375)	(254)	(710)	(632)
Other expenses	—	(3)	—	(12)
Interest income	—	2	—	4
Real estate related depreciation and amortization	(149)	(394)	(373)	(1,005)
Gain on sale of individual assets	133	366	672	366
Gain on sale of property	—	7,818	—	7,818
Minority interest in earnings of joint ventures	—	(23)	—	(45)

Income from discontinued operations	$904	$8,762	$2,730	$9,584

	June 30,	December 31,
	2006	2005
Accounts receivable, net	$322	$686
Inventories	40	74
Other assets	736	371
Deferred financing costs and other, net	13	13
Investment in hotel properties, net	27,105	27,450

Total assets	$28,216	$28,594

Accounts payable and accrued expenses	$1,189	$1,279
Accounts payable to related party	112	183

Total liabilities	$1,301	$1,462

          6. CREDIT FACILITY:
          As of June 30, 2006, Boykin had a secured, revolving credit facility with a financial institution which enabled Boykin to borrow up to $100,000, subject to borrowing base and loan-to-value limitations. The credit facility was expanded during 2005 from $60,000 and four properties were added as security for the facility. Boykin had borrowings of $34,000 and $40,000 under this facility at June 30, 2006 and December 31, 2005, respectively. The facility was reduced to $60,000 effective July 1, 2006, matures during October 2006 and bears interest at a floating rate of LIBOR plus 3.75% (9.12% at June 30, 2006). Boykin is required to pay a fee of 0.375% on the unused portion of the credit facility. The facility was secured by nine properties with a net carrying value of $87,515 and $89,463 at June 30, 2006 and December 31, 2005, respectively.
          The credit facility requires Boykin, among other things, to maintain a minimum net worth, a coverage ratio of EBITDA to debt service, coverage of EBITDA to debt service and fixed charges and a maximum leverage ratio. Further, Boykin is required to maintain the franchise agreement at each hotel and to maintain its REIT status. The terms of the agreement provide certain restrictions on common share dividends; however, Boykin is entitled to distribute sufficient dividends to maintain its REIT status. At June 30, 2006 and December 31, 2005, Boykin was in compliance with its covenants.
          7. TERM NOTES PAYABLE:
          Red Lion Inns Operating L.P. (“OLP”), a wholly-owned subsidiary of the Partnership, has a term loan agreement in the original amount of $130,000 which matures in June 2023 and may be prepaid without penalty after May 21, 2008. The outstanding balance as of June 30, 2006 and December 31, 2005 was $96,117 and $98,529, respectively. The loan bears interest at a fixed rate of 6.9% until May 2008, and at a new fixed rate to be determined thereafter. The loan requires principal repayment based on a 25-year amortization schedule. As of June 30, 2006 and December 31, 2005, the loan was secured by six Doubletree hotels with a net carrying value of $179,387 and $182,867, respectively. Under covenants in the loan agreement, assets of OLP are not available to pay the creditors of any other Boykin entity, except to the extent of permitted cash distributions from OLP to Boykin. Likewise, the assets of other Boykin entities are not available to pay the creditors of OLP. The loan agreement also requires OLP to hold funds in escrow for the payment of capital expenditures, insurance, interest and real estate taxes and requires OLP to maintain certain financial reporting requirements. OLP was in compliance with these requirements at June 30, 2006 and December 31, 2005.
          During 2006, Marathon Partners obtained a term loan in the amount of $7,800. The loan is secured by the Banana Bay Resort & Marina – Marathon which has a net carrying value of $11,948 as of June 30, 2006. The principal balance of the loan is to be repaid upon maturity during January 2008. The loan bears interest at a rate that fluctuates at prime plus 0.75% (9.0% at June 30, 2006). The loan agreement requires certain financial reporting requirements. The joint venture was in compliance with these requirements at June 30, 2006.
          Boykin Holding, LLC (“BHC”), a wholly-owned subsidiary of the Partnership, had a term loan agreement for which the outstanding balance of $91,125 was repaid during the second quarter of 2005. The term loan bore interest at a rate that fluctuated at LIBOR plus 2.35%.
          As a part of normal business activities, Boykin has issued letters of credit through major banking institutions as required by certain debt and insurance agreements. As of June 30, 2006, there were no outstanding letters of credit. As of June 30, 2006, Boykin had not entered into any other significant off-balance sheet financing arrangements.

     Maturities of the term notes payable at June 30, 2006 were as follows:

2006	$1,754
2007	4,448
2008	12,588
2009	5,134
2010	5,505
2011 and thereafter	74,488

$103,917

          8. RELATED PARTY TRANSACTIONS:
          Management and other fees earned by BMC for the continuing operations of the consolidated hotels related to provisions within the hotel management contracts totaled $1,246 and $2,785 for the three and six months ended June 30, 2006, respectively, and $1,570 and $3,100 for the three and six month periods ended June 30, 2005, respectively. Management fees earned by BMC related to discontinued operations totaled $132 and $342 for the three and six month periods ended June 30, 2006, respectively, and $110 and $310 for the three and six month periods ended June 30, 2005, respectively. An additional $8 and $28 were paid in 2006 and 2005, respectively, for other services provided pursuant to the management agreements. The management agreements between Boykin and BMC were approved by the independent members of Boykin’s Board of Directors. Boykin had related party payables to BMC of $1,046 and $1,145 as of June 30, 2006 and December 31, 2005, respectively, primarily related to management fees and reimbursements of expenses on behalf of the hotel properties. Included within the June 30, 2006 payable balance is $197 related to insurance proceeds received by Boykin related to a property owned by Robert W. Boykin.
          Boykin Chicago, L.L.C. had entered into a management agreement with a wholly-owned subsidiary of BMC to manage Hotel 71 prior to its sale. Management and other fees earned by the subsidiary during 2005, prior to the sale of Hotel 71, totaled $60.
          For the three and six months ended June 30, 2006, Boykin paid a wholly-owned subsidiary of BMC $35 and $62, respectively, for design and project management services and for reimbursement of expenses related to capital improvements at its consolidated hotels. During 2001, a subsidiary of BMC sold a portion of its business to an unrelated third party. A portion of the sales price is contingent upon the revenues the business receives from Boykin. For the six months ended June 30, 2006 and 2005 an additional $4 and $1, respectively, of sales proceeds was provided to BMC as a result of purchases made by Boykin.
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
          9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
          As of June 30, 2006 and December 31, 2005, there were $1,188 of preferred share dividends which were declared but not paid.
          Interest paid during the six month periods ended June 30, 2006 and 2005 was $6,239 and $6,584, respectively. For the six months ended June 30, 2006, approximately $59 of the interest paid was capitalized as a part of the Captiva Villas development project.
          Cash flows from discontinued operations are combined with the cash flows from continuing operations in the consolidated statements of cash flows. For 2006, cash flows related to discontinued operations approximated $2,948. For 2005, cash flows related to discontinued operations approximated $30,367, including $27,357 of proceeds from sales of fixed assets.
          10. INCOME TAXES:
          Boykin qualifies as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, Boykin is entitled to a dividends paid deduction for certain shareholder distributions, which deduction reduces its taxable income. Boykin is required to pay corporate income taxes on the income, if any, of its TRS subsidiaries and on any REIT taxable income after the effect of dividend paid deductions. In certain cases, dividends paid during the immediately subsequent year may be applied to the prior year’s dividends paid deduction; however, an excise tax may be applicable based on the timing of such distributions. During 2005, Boykin had REIT taxable income in excess of the dividends paid during 2005. Boykin therefore intends to designate the preferred dividends paid during January, April and July of 2006 as 2005 dividends. Further, Boykin anticipates paying common share dividends of approximately $10,000 which will be designated as a 2005 dividend and, in the event the merger is approved by Boykin’s common shareholders, Boykin expects to pay common share dividends equal to its estimated taxable income for the period January 1, 2006 through closing of the merger, which dividends will be paid the day prior to the closing of the merger.

Payments and timing of dividends are subject to approval by the Board of Directors. Boykin recorded an excise tax expense in the fourth quarter of 2005 related to its anticipated distribution schedule. Boykin also anticipates that it will incur an Alternative Minimum Tax which was also recorded in the fourth quarter of 2005.
          Upon the effective date of the establishment of Boykin’s TRSs, the subsidiaries became subject to federal and state income taxes. Boykin’s TRSs account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2006, Boykin has a deferred tax asset of approximately $17,118, prior to any valuation allowance, related to the assumption of the retained deficit of certain leases upon the formation of the TRSs as well as the cumulative operating losses of the TRSs and their subsidiaries since their formation. Boykin has recorded a 100% valuation allowance against this asset due to the uncertainty of realization; therefore, no provision or benefit from income taxes is reflected in the accompanying consolidated statements of operations. As of June 30, 2006, the net operating loss carry-forwards have remaining lives of approximately 16 to 19 years.
          Certain of Boykin’s entities are required to pay various state and local franchise and income taxes which are based on amounts other than net income such as gross receipts or net worth. These amounts are reflected within corporate general and administrative expenses within the consolidated financial statements and have been deemed immaterial for disclosure for the applicable periods.
          11. SUBSQUENT EVENTS:
          In July 2006, Boykin Marco closed on the sale of Marco Island to Marriott Ownership Resorts, Inc. for a purchase price of $58,000. The net proceeds from the sale totaled approximately $57,170 and were used to repay the outstanding balance on the secured line of credit and for general corporate purposes. Boykin anticipates recording a gain on the sale of the property, net of minority interest, of approximately $25,332.
          Boykin’s Doubletree Guest Suites Melbourne Beach Oceanfront hotel, formerly known as the Melbourne Suites Beach Resort, resumed operations in July 2006. The hotel had been closed since suffering damage as a result of Hurricane Frances in September 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Boykin Lodging Company (“Boykin”), an Ohio corporation, is a real estate investment trust (“REIT”) that currently owns interests in 20 hotels throughout the United States. Boykin Hotel Properties, L.P., an Ohio limited partnership (the “Partnership”), is the operating partnership entity that transacts business and holds the direct and indirect ownership interests in our hotels. As of June 30, 2006, Boykin had an 85.5% ownership interest in, was the sole general partner of and conducted all of its business through the Partnership.
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
FORWARD LOOKING STATEMENTS
          This Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and the documents incorporated by reference herein and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to:
•	Our ability to close the announced merger transaction;

•	Leasing, management or performance of the hotels;

•	Our plans for expansion, conversion or renovation of the hotels;

•	Adequacy of reserves for renovation and refurbishment;

•	Our financing plans;

•	Our continued qualification as a REIT under applicable tax laws;

•	Our policies and activities regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters;

•	National and international economic, political or market conditions; and

•	Trends affecting us or any hotel’s financial condition or results of operations.
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
SECOND QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2006
          During the second quarter, Boykin and the Partnership entered into a merger agreement with Braveheart Investors LP (“Braveheart Investors”), an affiliate of Westmont Hospitality Group and Cadim, Inc., a wholly-owned subsidiary of Caisse de depot et placement du Quebec. For each outstanding common share, our common shareholders will be entitled to receive merger consideration, determined pursuant to formulas set forth in the merger agreement, equal to $11.00 per share, less the per share amount of any pre-closing dividends paid by Boykin with respect to the common shares. The pre-closing dividends will be based upon Boykin’s estimated undistributed taxable income as of the closing date and are currently estimated to total approximately $3.00 per share. The exact amount of these pre-closing dividends will depend on a number of factors, including the amount of the Company’s taxable income before the Company merger effective time. Pursuant to the merger agreement, holders of depositary shares representing a 1/10th interest in our 10 1/2% Class A Cumulative Preferred Shares, Series 2002-A will be entitled to receive $25.00 per depositary share, plus all accrued and unpaid dividends (whether or not declared).

          Our Board of Directors has unanimously approved the merger agreement and has recommended the approval of the transaction by our common shareholders. Holders of common shares as of August 4, 2006 will be asked to vote on the proposed transaction at a special meeting that will be held on September 12, 2006. Completion of the transaction, which is expected to occur during September 2006, is contingent on customary closing conditions and the approval of our common shareholders. Availability of financing for the mergers is not a condition to Braveheart Investors’ obligations to close. Please see further discussion regarding risk factors surrounding the potential merger under “Risk Factors” below.
          In addition, immediately prior to the merger effective time, Boykin has agreed to sell, to entities controlled by Robert W. Boykin, interests in the Pink Shell Beach Resort and Spa and the Banana Bay Resort & Marina – Marathon. These sales are conditioned on the completion of the mergers and will not occur if the merger agreement is terminated or the mergers do not occur. The closing of the merger is not contingent upon these sales occurring.
          Revenue per available room (RevPAR) for the second quarter for all hotels owned or partially owned by Boykin as of August 8, 2006 and for all periods presented, excluding properties not operating during such periods due to damage caused by hurricanes, increased 3.7% to $74.01 from last year’s $71.38. The RevPAR increase is a result of an 8.2% increase in average daily rate to $106.76 from last year’s $98.71 and a decrease in occupancy to 69.3% during the second quarter of 2006 from 72.3% during the same period in the prior year. Refer to the “Results of Operations” section below for further discussion of our second quarter and year to date 2006 results compared to 2005.
          In July 2006, we closed on the sale of the Radisson Suite Beach Resort – Marco Island to Marriott Ownership Resorts, Inc. for a purchase price of $58.0 million. In July 2006, the Doubletree Guest Suites Melbourne Beach Oceanfront hotel, formerly known as the Melbourne Suites Beach Resort, resumed operations. The Hilton Melbourne Beach Oceanfront hotel is expected to resume operations in August 2006. The hotels were closed due to damage suffered as a result of Hurricane Frances in September 2004.
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
          Based upon our year to date results and our current booking trends, we are anticipating that the third quarter RevPAR for our entire portfolio will be 4.0% to 6.0% above the same period last year. Net income attributable to common shareholders per share is expected to range from $1.27 to $1.31 for the third quarter. We expect that our funds from operations attributable to common shareholders (“FFO”) could range between $0.10 and $0.14 per fully-diluted share for the third quarter. This guidance incorporates the impact of the sale of the Radisson Suite Beach Resort – Marco Island but does not incorporate any impact from further property disposition activity which may occur or the impact of the proposed merger. For a definition of FFO, a reconciliation of net income to FFO and why we believe FFO is an important measure to investors of a REIT’s financial performance, see the “Non-GAAP Financial Measures” section below.
          During the second quarter, our Board of Directors declared a dividend on our preferred shares of $6.5625 per preferred share or $0.65625 per depositary share. The dividends were payable to shareholders of record as of June 30, 2006 and were paid on July 14, 2006. The Board did not declare a common share dividend for the second quarter. In 2006, we expect to make common share dividend distributions sufficient to satisfy the distribution requirements relating to 2005 REIT taxable income. The declaration of the distribution must be made prior to September 14, 2006; however, the exact timing of payment will be dependent upon projections of cash available for distribution and other factors considered relevant by the Board of Directors.
CRITICAL ACCOUNTING POLICIES
Investment in Hotel Properties
          We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions, new hotel construction in markets where the hotels are located or changes in the expected holding period of the property. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property are equal to or exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. We did not believe that there were any factors or circumstances indicating impairment in the second quarter of 2006.
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
Percentage of completion — In 2006, we began recognizing revenue related to the Captiva Villas project under the percentage of completion method for units meeting specified criteria. Condominium project revenues and expenses are recognized on the percentage of completion method upon satisfaction of the following criteria: (a) construction is determined to be beyond a preliminary stage, (b) the buyer is not entitled to a refund except for nondelivery of the unit, (c) sufficient units are under binding contract to assure the entire property will not revert to rental property, (d) sales prices have been determined to be collectible, and (e) aggregate sales proceeds and costs can be reasonably estimated. In 2006, revenue was recognized under percentage of completion accounting as the Captiva Villas project had satisfied the criteria outlined above. Percentage of completion accounting involves the use of estimates for the relation of revenues on sold units to total revenues of the project, for determinations of sales price collectibility, and for total cost of the project. Revenue for units not meeting the criteria is recognized on the completed contract method.
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
FINANCIAL CONDITION
June 30, 2006 Compared to December 31, 2005
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
          As a result of the progress made regarding the Captiva Villas project at the Pink Shell Beach Resort and Spa, as of June 30, 2006, outstanding accounts receivable related to the recognition of revenue for the units based upon the percentage of completion method totaled $1.2 million. Deposits received from the pre-sales totaling $4.6 million are recorded as accounts payable and accrued expenses as of June 30, 2006. The portion of the deposits available for use as payment of construction costs approximated $2.2 million. The remaining portion that is not available is reflected in restricted cash. Costs incurred in the preparation for and the commencement of construction of the units in excess of revenue recognized totaled $5.3 million and $1.9 million as of June 30, 2006 and December 31, 2005, respectively, and are reflected in the consolidated balance sheets as other assets.
RESULTS OF OPERATIONS
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
          Total revenues from continuing operations increased slightly to $51.3 million for the second quarter 2006 versus $51.2 million for the same period in 2005. Hotel revenues for the three months ended June 30, 2006 were $51.0 million, slightly lower than $51.1 million in hotel revenues for the same period in 2005. Included in second quarter 2005 hotel revenues is $1.3 million of business interruption insurance recoveries related to the two Melbourne properties which were closed at the time. There were no revenues or insurance recoveries recorded related to the two Melbourne hotels during the second quarter of 2006. Included in 2006 hotel revenues is approximately $0.6 million related to the Banana Bay Resort & Marina which was acquired earlier in 2006. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Offsetting the decrease in hotel revenues is the $0.2 million inclusion of revenues from condominium development and unit sales as a result of the progress made on the Captiva Villas project during 2006.
          Hotel operating profit margins, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of the consolidated hotels operated under the TRS structure included in continuing operations for the second quarter of 2006 were 29.0%, a decrease from 30.3% for the second quarter of 2005. Excluding all business interruption amounts from 2006 and 2005 and the Banana Bay Resort & Marina which was acquired during 2006, hotel operating profit margins for the portfolio increased to 29.9%, from 29.5% in 2005.
          Property taxes, insurance and other increased approximately $0.5 million to $4.6 million for the second quarter of 2006 versus the second quarter of 2005, primarily as a result of increases in insurance costs due to rising insurance rates.
          Cost of condominium development and unit sales of $0.2 million for the second quarter of 2006 related to the progress of the Captiva Villas project. There were no similar costs recorded during the second quarter of 2005 as the project had not met established criteria at that time.
          Corporate general and administrative expenses for the second quarter of 2006 increased approximately $0.2 million from the same period in 2005. During the second quarter of 2006, the Company incurred professional fees and expenses related to the proposed merger totaling approximately $2.6 million versus approximately $0.4 million during the second quarter of 2005. These increased costs were partially offset by a decrease in compensation expense of approximately $1.9 million from the second quarter of 2005. Contributing to this decline was $1.0 million of non-recurring second quarter 2005 expenses related to compensation plans and agreements which were contingent or valued based upon our common share price combined with a $0.9 million decline in second quarter 2006 bonus expense from 2005 as a result of the reversal of a portion of the 2005 bonus accrual.
          Interest income decreased approximately $0.3 million during the quarter ended June 30, 2006 versus the second quarter of 2005 as a result of lower amounts of cash and restricted cash on hand throughout the period as well as the decrease in the fair market value of the employee deferred compensation rabbi trust accounts, versus increases during the prior year period.
          Interest expense decreased from $3.0 million to $2.7 million from the second quarter of 2005 to the second quarter of 2006 as a result of the payoff of the outstanding balance of the original $108.0 million term loan during the second quarter of 2005 partially offset by the addition of the loan supporting the Banana Bay Resort & Marina – Marathon acquired during 2006 and an approximate $32.3 million increase in the weighted average outstanding balance on our credit facility at an approximate 1.6% higher weighted average interest rate.
          Amortization of deferred financing costs increased approximately $0.2 million to $0.5 million from the second quarter of 2005 to the second quarter of 2006 primarily as a result of the increased deferred costs to be amortized associated with the second quarter 2005 expansion of the secured credit facility which were partially offset by the absence of the amortization of the deferred costs related to the original $108.0 million term loan which was repaid during the second quarter of 2005.
          As a result of the above, second quarter 2006 resulted in net loss before discontinued operations of $1.2 million compared with $0.2 million in the same period last year.
          In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center sold during 2005, the joint venture which owned and leased out the Hampton Inn San Diego Airport/Sea World sold in 2005, and the Radisson Suite Beach Resort – Marco Island which was held for sale as of June 30, 2006 for the three months ended June 30, 2006 and 2005, have been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
          Total revenues from continuing operations increased to $100.0 million for the first six months of 2006 versus $99.6 million for the same period in 2005. Hotel revenues for the six months ended June 30, 2006 were $98.7 million, a 0.8% decrease from $99.4 million in hotel revenues for the same period in 2005. Included in hotel revenues for the first six months of 2005 is $1.3 million related to a business interruption insurance claim for a property which had rooms out of service as a result of a remediation project during 2003, the first half of 2004 and 2005, as well as $4.0 million of business interruption insurance recoveries related to the two Melbourne properties which were closed at the time. There were no revenues or insurance recoveries recorded related to the two Melbourne hotels during the first six months of 2006 and only approximately $21,000 of business interruption insurance recoveries related to the property which was remediated. Included in 2006 hotel revenues is approximately $1.1 million related to the Banana Bay Resort & Marina which was acquired during the first quarter of 2006. For further information regarding changes in hotel revenues, see the table below which illustrates the key operating statistics of our hotels, including RevPAR. Offsetting the decrease in hotel revenues is the $1.2 million inclusion of revenues from condominium development and unit sales as a result of the progress made on the Captiva Villas project during 2006.

          Hotel operating profit margins, defined as hotel operating profit (hotel revenues less hotel operating expenses) as a percentage of hotel revenues, of the consolidated hotels operated under the TRS structure included in continuing operations for the first six months of 2006 were 27.5%, a decrease from 30.7% for the first six months of 2005. Excluding all business interruption amounts from 2006 and 2005 and the Banana Bay Resort & Marina which was acquired during 2006, hotel operating profit margins for the portfolio increased to 28.1%, from 27.7% in 2005.
          Property taxes, insurance and other increased approximately $0.7 million to $9.1 million for the first six months of 2006 versus the first six months of 2005, primarily as a result of increases in insurance costs due to rising insurance rates partially offset by refunds and reductions related to property taxes.
          Cost of condominium development and unit sales of $1.1 million for the first six months of 2006 related to the progress of the Captiva Villas project. There were no similar costs recorded during the first six months of 2005 as the project had not met established criteria at that time.
          Corporate general and administrative expenses for the first six months of 2006 increased approximately $1.0 million from the same period in 2005. During the first six months of 2006, the Company incurred professional fees and expenses related to the proposed merger totaling approximately $3.3 million versus approximately $0.4 million during the first six months of 2005. These increased costs were partially offset by a decrease in compensation expense of approximately $1.9 million from the first six months of 2005. Contributing to this decline was $1.1 million of non-recurring 2005 expenses related to compensation plans and agreements which were contingent or valued based upon our common share price combined with a $0.8 million decline in 2006 bonus expense from 2005 as a result of the reversal of a portion of the 2005 bonus accrual.
          Interest income increased approximately $0.2 million during the six months ended June 30, 2006 versus the first six months of 2005 primarily as a result of increases in the fair market value of the employee deferred compensation rabbi trust accounts versus decreases during the prior year period.
          Interest expense decreased from $6.2 million to $5.6 million from the first six months of 2005 to the first six months of 2006 as a result of the payoff of the outstanding balance of the original $108.0 million term loan during 2005 partially offset by the addition of the loan supporting the Banana Bay Resort & Marina – Marathon acquired during 2006, the recognition of $0.2 million of interest expense related to the deferred gain recognition on the 2005 sale of the San Diego property and an approximate $29.5 million increase in the weighted average outstanding balance on our credit facility at an approximate 2.2% higher weighted average interest rate.
          Amortization of deferred financing costs increased approximately $0.3 million to $0.9 million from the first six months of 2005 to the first six months of 2006 primarily as a result of the increased deferred costs to be amortized associated with the second quarter 2005 expansion of the secured credit facility which were partially offset by the absence of the amortization of the deferred costs related to the original $108.0 million term loan which was repaid during the second quarter of 2005.
          Equity in income of unconsolidated joint ventures including gain on sale decreased approximately $10.9 million from the first six months of 2005 to the first six months of 2006. The results of the first six months of 2005 included the recognition of our share of the gain on the sale of Hotel 71, which was owned by one of our unconsolidated joint ventures.
          Gain on sale/disposals of assets during the first six months of 2005 totaled $6.9 million as a result of the recording of property insurance proceeds received or due to us in excess of the net book value of the disposed assets related to water infiltration remediation and the damages suffered by the Melbourne properties from Hurricane Frances.
          As a result of the above, the first six months of 2006 resulted in net loss before discontinued operations of $3.7 million compared with net income before discontinued operations of $15.0 million in the same period last year.
          In accordance with SFAS No. 144, the results of operations of the French Lick Springs Resort and Spa and the Clarion Hotel & Conference Center sold during 2005, the joint venture which owned and leased out the Hampton Inn San Diego Airport/Sea World sold in 2005, and the Radisson Suite Beach Resort – Marco Island which was held for sale as of June 30, 2006 for the six months ended June 30, 2006 and 2005, have been reclassified as discontinued operations in the accompanying financial statements. Please refer to note 5 of our Notes to Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for a summary of such operations.

Non-GAAP Financial Measures
     We use certain non-GAAP financial measures, funds from operations attributable to common shareholders (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP. The following discussion defines these terms and describes why we believe they are useful measures of our performance as well as provides a reconciliation from GAAP measures to these non-GAAP measures for each of the three and six month periods ended June 30, 2006 and 2005.
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
          The following is a reconciliation between net income (loss) and FFO for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(475)	$7,227	$(1,327)	$23,119
Minority interest	(434)	934	(912)	3,389
Gain on sale/disposal of assets	(6)	(7,856)	(6)	(14,732)
Gain on sale/disposal of individual assets included in discontinued operations	(133)	(366)	(672)	(366)
Real estate related depreciation and amortization	5,179	5,470	10,393	10,941
Real estate related depreciation and amortization included in discontinued operations	149	394	373	1,005
Equity in income of unconsolidated joint ventures including gain on sale	(209)	(93)	(212)	(11,159)
FFO adjustment related to joint ventures	345	204	463	(190)
Preferred dividends declared	(1,188)	(1,188)	(2,376)	(2,376)

Funds from operations after preferred dividends	$3,228	$4,726	$5,724	$9,631
Less: Funds from operations related to minority interest	430	634	763	1,292

Funds from operations attributable to common shareholders	$2,798	$4,092	$4,961	$8,339

EBITDA
          We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT.
          The following is a reconciliation between operating income and EBITDA for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating income	$1,077	$2,124	$756	$5,209
Interest income	92	422	597	434
Other income	—	—	16	—
Real estate related depreciation and amortization	5,179	5,470	10,393	10,941
EBITDA attributable to discontinued operations	920	995	2,431	2,450
Company’s share of EBITDA of unconsolidated joint ventures	503	423	788	500
EBITDA applicable to joint venture minority interest	(104)	(32)	(192)	(64)

EBITDA	$7,667	$9,402	$14,789	$19,470

Key Hotel Operating Statistics
          The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
All Hotels (17 hotels) (a)
Hotel revenues (in thousands)	$52,870	$52,053	$101,856	$99,336
RevPAR	$74.01	$71.38	$71.23	$67.72
Occupancy	69.3%	72.3%	67.4%	68.0%
Average daily rate	$106.76	$98.71	$105.69	$99.55
Comparable Hotels (16 hotels) (b)
Hotel revenues (in thousands)	$50,448	$49,831	$97,542	$95,427
RevPAR	$72.70	$70.47	$70.30	$67.12
Occupancy	68.6%	71.7%	66.9%	67.6%
Average daily rate	$105.96	$98.34	$105.06	$99.23

(a)	Includes all hotels owned or partially owned by Boykin as of August 8, 2006 and for all periods presented, excluding properties not operating during such periods due to damage caused by hurricanes.

(b)	Includes consolidated hotels owned or partially owned by Boykin as of August 8, 2006 and for all periods presented and operated under the TRS structure, excluding properties not operating during such periods due to damage caused by hurricanes.

LIQUIDITY AND CAPITAL RESOURCES
          While the merger agreement is in effect, we are required to operate in the ordinary course and are prohibited from taking certain actions without Braveheart Investor’s consent. The merger agreement contains significant limitations on our operations pending the closing of the merger.
          Our principal source of cash to meet our cash requirements, including dividends to shareholders, is our share of the Partnership’s cash flow from the operations of the hotels and condominium sales as well as borrowings under our credit facility. Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including, but not limited to:
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
          As of June 30, 2006, we had $12.2 million of unrestricted cash and cash equivalents, $7.1 million of restricted cash for the payment of capital expenditures, real estate taxes, interest and insurance and $2.4 million of restricted cash representing deposits on condominium sales.
          We have a $100.0 million credit facility ($34.0 million outstanding as of June 30, 2006) to fund acquisitions of additional hotels, renovations and capital expenditures, and for our working capital needs, subject to limitations contained in the credit agreement. The borrowing base availability under the credit facility was $99.2 million at June 30, 2006. The facility was reduced to $60.0 million effective July 1, 2006, and the outstanding balance was repaid in full on July 20, 2006. For information relating to the terms of our credit facility and our term note please see Notes 6 and 7, respectively, of the Notes to Consolidated Financial Statements of Boykin Lodging Company included in this Quarterly Report on Form 10-Q.
          The credit facility contains covenants regarding overall leverage and debt service coverage. At June 30, 2006, we were in compliance with the covenants of the credit facility. No assurance can be made that we will comply with such covenants in the future. Our $130.0 million term note payable and our $7.8 million term note payable are comprised of property-specific mortgages and have only financial reporting covenants. There were outstanding borrowings at June 30, 2006 totaling $103.9 million against our term notes payable.
          Subject to the terms of the merger agreement, we may seek to negotiate additional credit facilities, replacement credit facilities, or we may issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. The availability of borrowings under the credit facility is constrained by borrowing base and loan-to-value limits, as well as other financial performance covenants contained in the agreement. There can be no assurance that funds will be available in anticipated amounts from the credit facility.
          We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, development projects, distributions on the preferred shares, expected common share dividends and any distribution required to maintain our REIT status. We anticipate that these needs will be met with cash on hand, cash flows provided by operating activities, cash availability under the credit facility, new borrowings, and proceeds from dispositions of non-core assets. We also consider capital improvements, construction, and property acquisitions as short-term needs that can be funded either with cash flows provided by operating activities, by utilizing availability under our credit facility, or from proceeds from additional financings.
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
          Based upon its review of the Company’s liquidity and capital requirements, the Board of Directors did not declare a dividend with respect to our common shares for the second quarter of 2006. Pursuant to the terms of our credit facility, we are limited to distributing not more than 75% of FFO attributable to common shareholders unless such distributions are required for us to maintain our REIT status or to offset the need to pay federal income taxes. The credit facility does not limit distributions to preferred shareholders. The timing and amount of any declaration of a common share dividend will depend on various factors, including the continued improving performance of our hotels, our projected cash available for distribution, our projected taxable income, and other factors that our Board of Directors considers relevant. Currently, we expect to continue to pay a regular quarterly dividend on our preferred shares. Also during 2006, we expect to make common share dividend distributions sufficient to offset the need to pay additional tax on 2005 REIT taxable income.
Capital Projects
          For the six months ended June 30, 2006, we spent approximately $25.1 million for capital and technology improvements at our hotels, excluding property acquisitions. This amount included planned refurbishments and replacements at selected existing hotels and approximately $22.8 million related to the reconstruction of the two Melbourne, Florida properties damaged as a result of Hurricane Frances. We anticipate spending an additional $2.5 million to $3.5 million related to capital expenditures for the remainder of 2006, plus approximately $4 million relating to the hurricane-damaged properties.
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
Cash Flows
          Cash flows from discontinued operations are combined with the cash flows from continuing operations in the Consolidated Statements of Cash Flows within Boykin’s consolidated financial statements. For the six months ended June 30, 2006 and 2005, cash flows related to discontinued operations approximated $2.9 million and $30.4 million, respectively. The 2005 amount includes approximately $27.6 million of property sale proceeds. Property sales can give rise to taxable income, which results in a requirement to either distribute the income to shareholders or pay corporate tax. Additionally, if sale proceeds are not reinvested into new properties, cash flows from operations could be negatively impacted. The 2005 and 2006 sales of properties are not expected to have a material impact on the future liquidity and capital resources of the Company.
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
          Our portfolio is susceptible to disproportionate impacts from changes in Florida tourism, weather-related items and other regional effects on operating costs because five of the 20 properties in which we currently have an interest are located in Florida.
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
          We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. Our variable rate debt allows us to maximize financial flexibility when selling properties and minimize potential prepayment penalties typical of fixed rate loans. Our $130.0 million, 6.9% fixed rate term note allows us to minimize our interest rate risk exposure. Approximately 70% of our outstanding debt at June 30, 2006, was fixed-rate in nature, compared with 71% at December 31, 2005. The weighted average interest rate of our variable rate debt and total debt as of June 30, 2006 was 9.1% and 7.6%, respectively.
          Our share of debt under our unconsolidated joint venture with Concord Hospitality Enterprises of approximately $9.0 million at June 30, 2006 is fixed at a rate of 5.99% per annum.
          We review interest rate exposure continuously in an effort to minimize the risk of interest rate fluctuations. It is our policy to manage our exposure to fluctuations in market interest rates on our borrowings through the use of fixed rate debt instruments, to the extent that reasonably favorable rates are obtainable with such arrangements, and after considering the need for financial flexibility related to our debt arrangements. We may enter into forward interest rate agreements, or similar agreements, to hedge our variable rate debt instruments where we believe the risk of adverse changes in market rates is significant. As of June 30, 2006, we do not have any material market-sensitive financial instruments.
          We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest incurred by $0.1 million, based upon the balances outstanding on our variable rate instruments at June 30, 2006.
          Using sensitivity analysis to measure the potential change in fair value of financial instruments based on changes in interest rates, we have determined that a hypothetical increase of 1% in the interest rates for instruments with similar maturities would decrease the fair market value of our fixed rate debt by approximately $1.6 million as compared with the fair market value at June 30, 2006, which was approximately $1.2 million lower than the carrying value.
ITEM 4. CONTROLS AND PROCEDURES
          As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regard to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.
          There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
          Three shareholder complaints have been filed against each of our directors and the Company, individually and as class actions on behalf of all shareholders of the Company, in the Court of Common Pleas of Cuyahoga County, Ohio. The complaints are captioned Delduco v. Adams, et al., Case No. CV 06 593403 (filed June 6, 2006), Armstrong v. Boykin, et al., Case No. CV 06 593497 (filed June 7, 2006), and Fink v. Boykin Lodging Co., et al., Case No. CV 06 593603 (filed June 9, 2006), respectively. The Delduco complaint, in its derivative aspect, also purports to be brought on behalf of the Company. The plaintiffs in each complaint allege that they are owners of our common shares. The complaints allege, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed transaction by failing to maximize shareholder value and engaged in self-dealing by approving transactions that purportedly benefit Mr. Boykin, including the sales of the Company’s interests in the Pink Shell Beach Resort and Spa and the Banana Bay Resort & Marina — Marathon, at the expense of our public shareholders. Among other things, the complaints seek to enjoin the Company and its directors from proceeding with or consummating the mergers and to rescind, to the extent already implemented, the merger agreement and related transactions. The current understanding is that the earliest-filed action, Delduco, will be the basis for all further proceedings. Defendants have answered the Delduco complaint, as amended, denying the material allegations and raising affirmative defenses. Discovery has commenced. Based on the facts known to date, the defendants believe that the claims asserted are without merit and intend to defend these suits vigorously.
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
ITEM 1A. RISK FACTORS
Risks Related to the Mergers
While the merger agreement is in effect, we are subject to business uncertainties and significant restrictions on our business activities that may have a negative impact on our operating results.
          Uncertainty about the effect of the mergers on employees and contractors, including management companies, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause contractors and others that deal with us to defer decisions concerning us, or seek to change existing business relationships with us. While the merger agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Braveheart Investors). These interim operating covenants are described in our proxy statement under the caption, “The Merger Agreement — Conduct of Our Business Pending the Mergers.” Because of these restrictions on our business activities, our ability to capitalize on growth and other business opportunities, to make other capital expenditures except as agreed with Braveheart Investors, and to sell assets will be limited, which could have a material adverse effect on our future results of operations or financial condition.
Failure to complete the mergers may negatively impact our stock price, future business and financial results.
          There is no assurance that the merger agreement will be approved and adopted by our common shareholders, and there is no assurance that the other conditions to the completion of the mergers will be satisfied. Many of these conditions precedent are outside of our control. If the mergers are not completed, we will be subject to several risks, including the following:
• under certain circumstances, if the mergers are not completed, we may be required to pay Braveheart Investors a termination fee of $8.0 million or to reimburse Braveheart Investors for its out-of-pocket expenses in connection with the mergers, up to $3.5 million (although any termination fee payable would be net of reimbursed expenses);

• the current market price of our common shares may reflect a market assumption that the mergers will occur, and a failure to complete the mergers could result in a negative perception by the stock market of us generally and a decline in the market price of our shares;
• certain costs relating to the mergers, such as legal, accounting and financial advisory fees, are payable by us whether or not the mergers are completed;
• there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us; and
• we would continue to face the risks that we currently face as an independent company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS

2.1	(f)	Agreement and Plan of Merger

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A

4.1	(b)	Specimen Share Certificate

4.2	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.3	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent

4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank

4.3b	(f)	Second Amendment to Shareholder Rights Agreement dated as of May 19, 2006, between Boykin Lodging Company and National City Bank

4.4	(c)	Form of Preferred Share Certificate

4.5	(c)	Form of Depositary Receipt

10.1		Hotel Purchase Agreement between Boykin Marco LLC, as Seller and Marriott Ownership Resorts, Inc., as Buyer

10.2	(f)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.

10.3	(f)	Directors’ Deferred Compensation Plan (As Amended and Restated Effective May 19, 2006)*

10.4	(f)	Limited Liability Company Interests and Asset Purchase Agreement related to the Pink Shell Beach Resort & Spa

10.5	(f)	Limited Liability Company Interests Purchase Agreement related to Marathon Partners Manager LLC

10.6	(f)	Agreement and Guaranty by Westbridge Hospitality Management Limited, as general partner of Westbridge Hospitality Fund, L.P., in favor of Boykin Lodging Company

10.7	(g)	Amendment to Boykin Lodging Company Long-Term Incentive Plan dated June 20, 2006*

31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.

(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(f)	Incorporated by reference from Boykin’s Form 8-K filed on May 22, 2006.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on June 23, 2006.

*	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2006	/s/ Robert W. Boykin
Robert W. Boykin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 8, 2006	/s/ Shereen P. Jones
Shereen P. Jones Executive Vice President, Chief Financial and Investment Officer (Principal Accounting Officer)

EXHIBIT INDEX

2.1	(f)	Agreement and Plan of Merger

3.1	(a)	Amended and Restated Articles of Incorporation, as amended

3.2	(b)	Code of Regulations

3.3	(c)	Amendment to the Company’s Articles of Incorporation for the 10-1/2% Class A Cumulative Preferred shares, Series 2002-A

4.6	(b)	Specimen Share Certificate

4.7	(a)	Dividend Reinvestment and Optional Share Purchase Plan

4.8	(d)	Shareholder Rights Agreement, dated as of May 25, 1999, between Boykin Lodging Company and National City Bank, as rights agent

4.3a	(e)	Amendment to Shareholder Rights Agreement dated as of December 31, 2001, between Boykin Lodging Company and National City Bank

4.3b	(f)	Second Amendment to Shareholder Rights Agreement dated as of May 19, 2006, between Boykin Lodging Company and National City Bank

4.9	(c)	Form of Preferred Share Certificate

4.10	(c)	Form of Depositary Receipt

10.1		Hotel Purchase Agreement between Boykin Marco LLC, as Seller and Marriott Ownership Resorts, Inc., as Buyer

10.2	(f)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Boykin Hotel Properties, L.P.

10.3	(f)	Directors’ Deferred Compensation Plan (As Amended and Restated Effective May 19, 2006)*

10.4	(f)	Limited Liability Company Interests and Asset Purchase Agreement related to the Pink Shell Beach Resort & Spa

10.5	(f)	Limited Liability Company Interests Purchase Agreement related to Marathon Partners Manager LLC

10.6	(f)	Agreement and Guaranty by Westbridge Hospitality Management Limited, as general partner of Westbridge Hospitality Fund, L.P., in favor of Boykin Lodging Company

10.7	(g)	Amendment to Boykin Lodging Company Long-Term Incentive Plan dated June 20, 2006*

31.1		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Rule 13a-14(a), in Accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from Boykin’s Form 10-Q for the quarter ended June 30, 1999.

(b)	Incorporated by reference from Amendment No. 3 to Boykin’s Registration Statement on Form S-11 (Registration No. 333-6341) (the “Form S-11”) filed on October 24, 1996. Each of the above exhibits has the same exhibit number in the Form S-11.

(c)	Incorporated by reference from Boykin’s Registration Statement on Form 8-A filed on October 3, 2002.

(d)	Incorporated by reference as Exhibit 1 from Boykin’s Registration Statement on Form 8-A filed on June 10, 1999.

(e)	Incorporated by reference from Boykin’s Form 8-K filed on January 14, 2002.

(f)	Incorporated by reference from Boykin’s Form 8-K filed on May 22, 2006.

(g)	Incorporated by reference from Boykin’s Form 8-K filed on June 23, 2006.

*	Compensatory plan or arrangement